Form 10-K
period 2010-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2011-03-31
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 333-165643

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-1550167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4211 West Boy Scout Blvd., Suite 500 Tampa, FL 33607	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer,  as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers.

No shares of common stock were held by non-affiliates as of June 30, 2010.

As of March 30, 2011, there were 26,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Carter Validus Mission Critical REIT, Inc.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the Item 1A. Risk Factors section of this Annual Report on Form 10-K.

Part I

Item 1.	Business.

The Company

Carter Validus Mission Critical REIT, Inc. (the “Company”) is a newly formed Maryland corporation, incorporated on December 16, 2009, which intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ending December 31, 2011, or the first year in which the Company commences material operations. We intend to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center, medical and educational sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interest, including securities, in other real estate entities. We also may originate or invest in real estate debt. We intend to primarily invest in assets located in the United States; however, we may also invest in assets located outside the United States. As of December 31, 2010, we did not own any real estate assets.

Substantially all of the Company’s business will be conducted through Carter/Validus Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership, formed on December 29, 2009. The Company is the sole general partner of the Operating Partnership and Carter/Validus Advisors, LLC (the “Advisor”) is the initial limited partner of the Operating Partnership. We own 99.0% interest in the Operating Partnership and the Advisor owns 1.0% interest in the Operating Partnership. We expect to own substantially all our real estate properties through our Operating Partnership; however, we may own properties directly through subsidiaries of our Operating Partnership or through other entities. The Advisor is managed by, and is a subsidiary of, Carter/Validus REIT Investment Management Company, LLC (the “Sponsor”).

The Advisor acts as our advisor pursuant to an advisory agreement (the “Advisory Agreement”). Our Advisor is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our Advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. Our agreement with the Advisor is for a one-year term and will be reconsidered on an annual basis by our board of directors. We have no employees and rely upon our Advisor to provide substantially all of our services.

Pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, we are offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which stockholders may elect to have distribution reinvestment in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors (the “Offering”). The Registration Statement was declared effective on December 10, 2010. As of December 31, 2010, we had not received subscriptions for shares of our common stock. Pursuant to the terms of the Offering, we are required to deposit all subscription proceeds in escrow pursuant to the terms of an escrow agreement with UMB Bank, N.A. until we receive subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee. Other than subscription payments from Pennsylvania and Tennessee residents, all subscription payments will be released to us from the escrow account only if we have sold a minimum of 200,000 shares to the public by December 10, 2011, which is one year from the effective date of the Offering. If we do not raise the minimum amount of the Offering, we will refund subscription payments plus any interest earned. Subscription payments received from Pennsylvania residents will be held in the escrow account until we have an aggregate of $86,875,000 in subscriptions. Subscription payments received from Tennessee residents will be held in the escrow account until we have an aggregate of $10,000,000 in subscriptions.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services, LLC (“Carter Management”), an affiliate of our Advisor, serves as the Company’s property manager. SC Distributors, LLC (“SC Distributors”), an affiliate of our Advisor, serves as the dealer manager of the Offering. These entities receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

As of December 31, 2010, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. In addition, as of December 31, 2010, the Advisor had not identified any properties or other investments in which there was a reasonable probability that the Company or the Operating Partnership would invest.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Our principal executive offices are located at 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•

acquire well-maintained and well-located, or quality, commercial real estate properties with a focus on the data center, medical and education sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

We cannot assure stockholders that we will attain these objectives or our capital will not decrease. Our board of directors may revise our investment policies if it determines it is advisable and in the best interest of our stockholders. During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by the Advisor, subject to the oversight and approval of our board of directors.

Investment Strategy

Primary Investment Focus

We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center, medical and educational sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. While we intend to have a balanced portfolio between the various property types at the end of our primary acquisition period, we may not have a balanced portfolio at any particular time. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire are likely to have a purchase price between $10 million and $50 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in the Offering. There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of the Offering that may be invested in a single investment.

Investing in Real Property

Our Advisor will use the following criteria to evaluate potential investment opportunities:

•	“mission critical” (as defined below) to the business operations of the tenant;

•	leased to investment grade and other creditworthy tenants, preferably on a net-leased basis;

•	long-term leases, preferably with terms of ten years or longer, which may include annual or periodic fixed rental increases; and

•	located in geographically diverse, established markets with superior access and visibility.

We consider “mission critical” properties as those properties that are essential to the successful operations of the companies within the industries in which such companies operate.

When and as determined appropriate by our Advisor, we may acquire properties in various stages of development or that require substantial refurbishment or renovation. Our Advisor will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the effect such properties would have on the diversification of our portfolio, and our investment objectives of realizing both current income and capital appreciation upon the sale of such properties.

To the extent feasible, we will seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also will focus on acquiring properties in multiple high growth sectors, that is, the data center, medical and educational property sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally will target properties with lease terms of ten years or longer. We may acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

Many data center, medical and educational companies currently are entering into sale-leaseback transactions (as described below) as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.

We intend to incur debt to acquire properties where our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. We will use the proceeds from these loans to acquire additional properties and other real estate-related investments. We intend to limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

Creditworthy Tenants

In evaluating potential property acquisitions, we will apply credit underwriting criteria to the existing tenants of such properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. We expect many of the tenants of our properties to be creditworthy national or regional companies with high net worth and high operating income.

A tenant will be considered creditworthy when the tenant has a financial profile that our Advisor believes meets our investment objectives. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and the terms at the time of the property acquisition.

A tenant also will be considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s of Baa3 or better or credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a rating. Changes in tenant credit ratings, coupled with acquisition and disposition activity, may change our concentration of creditworthy tenants from time to time.

Description of Leases

We expect, in most instances, to acquire properties with existing tenant leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants.

We anticipate that a majority of our acquisitions will have lease terms of ten years or longer at the time of the property acquisition. We may acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term.

We may enter into sale-leaseback transactions. A sale-leaseback is when a property is purchased from a seller and leased back to such seller. While we will use our best efforts to structure any such sale-leaseback transactions so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Investment Decisions

Our Advisor may acquire on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon recommendation of our Advisor. In evaluating and presenting investments for approval, our Advisor will, to the extent such information is available, consider and provide to our board of directors, with respect to each property, the following:

•	proposed purchase price, terms and conditions;

•	physical condition, age, curb appeal and environmental reports;

•	location, visibility and access;

•	historical financial performance;

•	tenant rent roll and tenant creditworthiness;

•

lease terms, including rent, rent increases, length of lease term, specific tenant and landlord responsibilities, renewal, expansion, termination, purchase options, exclusive and permitted uses provisions, assignment and sublease provisions, and co-tenancy requirements;

•	local market economic conditions, demographics and population growth patterns;

•	neighboring properties; and

•	potential for new property construction in the area.

Investing in and Originating Loans

We may originate or acquire real estate loans. Our criteria for investing in loans will be substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We will not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans, except for investments in transactions with our directors, our Advisor or any of their affiliates. For each such appraisal obtained, we will maintain a copy of such appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

When evaluating prospective investments in and originations of real estate loans, our management and our Advisor will consider factors such as the following:

•	the ratio of the total amount of debt secured by property to the value of the property by which it is secured;

•	the amount of existing debt on the property and the priority of that debt relative to our proposed investment;

•	the property’s potential for capital appreciation;

•	expected levels of rental and occupancy rates;

•	current and projected cash flow of the property;

•	the degree of liquidity of the investment;

•	the geographic location of the property;

•	the condition and use of the property;

•	the quality, experience and creditworthiness of the borrower;

•	general economic conditions in the area where the property is located; and

•	any other factors that our Advisor believes are relevant.

We may originate loans from mortgage brokers or personal solicitations of suitable borrowers, or may purchase existing loans that were originated by other lenders. Our Advisor will evaluate all potential loan investments to determine if the term of the loan, the security for the loan and the loan-to-value ratio meets our investment criteria and objectives. An officer, director, agent or employee of our Advisor will inspect the property securing the loan, if any, during the loan approval process. We do not expect to make or invest in mortgage or mezzanine loans with a maturity of more than ten years from the date of our investment, and anticipate that most loans will have a term of five years. We do not expect to make or invest in bridge loans with a maturity of more than one year (with the right to extend the term for an additional one year) from the date of our investment. Most loans which we will consider for investment would provide for monthly payments of interest and some also may provide for principal amortization, although many loans of the nature which we will consider provide for payments of interest only and a payment of principal in full at the end of the loan term. We will not originate loans with negative amortization provisions.

Investing in Real Estate Securities

We may invest in non-majority owned securities of both publicly traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. However, any investment in equity securities (including any preferred equity securities) must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable.

Acquisition Structure

We anticipate acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem it to be advantageous. Our focus will be on acquiring commercial real estate predominantly in the data center, medical and educational property sectors, but we also may acquire other types of real property, including office, industrial and retail properties.

To achieve our investment objectives, and to further diversify our portfolio, we may invest in properties using a number of acquisition structures, which may include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire. Further, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.

Distribution Policy

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2011, or the first year in which we commence material operations. To maintain our qualification as a REIT, we intend to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with accounting principles generally accepted in the United States (“GAAP”)). We expect to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the board of directors and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended, or the Code.

Joint Ventures

We may enter into joint ventures, partnerships and other co-ownership arrangements for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. In determining whether to invest in a particular joint venture, we will evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report for the selection of our investments. In the case of a joint venture, we also will evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, our Advisor or its affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

We may enter into joint ventures in which we have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in the next quarter report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

We will not borrow from our Advisor, any member of our board of directors, or any of their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor, and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. The agreements and compensation arrangements with our Advisor and its affiliates were not determined by arm’s-length negotiations. Some of the potential conflicts of interest in our transactions with our Advisor and its affiliates, and the limitations on our Advisor adopted to address these conflicts, are described below.

Our Advisor and its affiliates try to balance our interests with their duties to other programs. However, to the extent that our Advisor or its affiliates take actions that are more favorable to other entities than to us, these actions could have a negative impact on our financial performance and, consequently, on distributions to our stockholders and the value of our stock. In addition, our directors and officers and certain of our stockholders may engage for their own account in business activities of the types conducted or to be conducted by our subsidiaries and us.

Our independent directors have an obligation to function on our behalf in all situations in which a conflict of interest may arise, and all of our directors have a fiduciary obligation to act on behalf of our stockholders.

Interests in Other Real Estate Programs

Affiliates of our officers and entities owned or managed by such affiliates may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates may form additional real estate investment entities in the future, whether public or private, which may have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our Advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us. Our Advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

Every transaction that we enter into with our Advisor or its affiliates is subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates.

Other Activities of Our Advisor and Its Affiliates

We rely on our Advisor for the day-to-day operation of our business. As a result of the interests of members of its management in other programs sponsored by affiliates of our Advisor and the fact that they also are engaged, and will continue to engage, in other business activities, our Advisor and its affiliates have conflicts of interest in allocating their time between us and other programs sponsored by affiliates of our Advisor and other activities in which they are involved. However, our Advisor believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the programs sponsored by affiliates of our Advisor and other ventures in which they are involved.

In addition, each of our executive officers also serves as an officer of the Advisor, Carter Management, our property manager, SC Distributors, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, their affiliates or director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2010, we did not purchase any properties from our Advisor, its affiliates or a director. As of March 23, 2011, we had not purchased any property from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating of Properties

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by other programs sponsored by affiliates of our Advisor are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates managing property on our behalf seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Affiliated Dealer Manager

Since SC Distributors, our dealer manager, is an affiliate of our Advisor, we will not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Affiliated Property Manager

We anticipate that the properties we acquire will be managed and leased by our property manager, Carter Management, an affiliate of our Advisor, pursuant to a property management and leasing agreement. Carter Management serves as property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees to be paid to our property manager are based on a percentage of the rental income received by the managed properties.

Joint Ventures with Affiliates of Our Advisor

We may enter into joint ventures with other programs sponsored by affiliates of our Advisor (as well as other parties) for the acquisition, development or improvement of properties. We will not enter into a joint venture with our Sponsor, our Advisor, any director or any affiliate thereof, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures. Our Advisor and its affiliates may have conflicts of interest in determining that program sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals which are or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including acquisition and advisory fees, the sourcing fee, the dealer manager fee, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Geographic Concentration

As of December 31, 2010, we had neither purchased nor contracted to purchase any investments nor had our Advisor identified any real estate or real estate-related investments in which it was probable that we would invest. Therefore, we had no geographic concentration of properties.

Employees

We have no direct employees. The employees of our Advisor and other affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of SC Distributors, our affiliated dealer manager, provide wholesale brokerage services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

We will reimburse our Advisor and its affiliates for expenses incurred in connection with its provision of administrative services to us, including personnel costs, subject to certain limitations. During the year ended December 31, 2010, no amounts were reimbursed to our Advisor or its affiliates for such services.

Insurance

See the section captioned “—Description of Leases” above.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk

At December 31, 2010, we had no cash on deposit in excess of federally insured levels. We limit investment of cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant credit risk on cash.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We intend to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire.

Available Information

We make our periodic and current reports, as well as our Registration Statement on Form S-11 (File No. 333-165643), and all amendments to those reports and to our registration statement and supplements to our prospectus, available at www.cartervalidusmissioncriticalreit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

Item 1A.	Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in Carter Validus Mission Critical REIT, Inc.

We have no prior operating history or established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

We have no operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on December 16, 2009. Therefore, the prior performance of real estate investment programs sponsored by Messrs. Carter, Garcia, Peterson and Winslow and other affiliates of our Advisor may not be indicative of our future results.

Moreover, neither we nor our Advisor have any established financing sources. Presently, both we and our Advisor are funded by capital contributions from Carter/Validus REIT Investment Management Company, LLC, a Florida limited liability company, which is directly or indirectly controlled by Messrs. Carter and Garcia. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

There is no public trading market for our shares and there may never be one; therefore, it may be difficult for our stockholders to sell their shares.

There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by any one person, unless exempted by our board of directors, which may deter large investors from purchasing stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that would limit stockholders ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it may be difficult for our stockholders to sell their shares promptly or at all. If our stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price stockholders paid for the shares. It also is likely that stockholders’ shares would not be accepted as the primary collateral for a loan.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

We currently do not own any properties or have any operations, financing or investments. Except for investors who purchase shares in the Offering after such time as the prospectus for the Offering is supplemented to describe one or more identified investments, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in the identification of suitable investments. Investors must rely entirely on the management ability of our Advisor. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or at all, or that, if it makes investments on our behalf, our objectives will be achieved. Further, we could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in this selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. In such event, we will pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return on the capital, of our investors. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ distributions. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it typically will take at least several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain suitable investments for us, we will hold the proceeds of the Offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. If we cannot invest proceeds from the Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and investors may receive less than the amount they initially invested in the Offering.

Our dealer manager has no experience in public offerings, which may affect the amount of funds it raises in the Offering.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has not conducted any public offering such as the Offering, nor does it have any established relationships with registered broker-dealers, registered investment advisors or bank trust departments, which increases the risk that we will not achieve the minimum offering. This lack of experience may affect the way in which our dealer manager conducts the Offering. In addition, because the Offering is on a “best efforts” basis, we may not raise proceeds in the Offering sufficient to meet our investment objectives. Until we achieve the minimum offering, stockholders’ investment in us will be held in escrow and be invested in accordance with the terms of the escrow agreement. If we do not achieve the minimum offering, the return on stockholders’ investment in us may be less than the return they would have achieved if they had invested their money in other investments.

Our properties are expected to be located in the continental United States and will be affected by the current economic downturn, as well as economic cycles and risks inherent to that area.

We expect to use substantially all the net proceeds of the Offering to acquire commercial real estate located in the continental United States. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted; and

•	increased insurance premiums.

The current market environment may adversely affect our operating results, financial condition and ability to pay distributions.

The capital and credit markets have been experiencing extreme volatility and disruption for approximately two years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate-related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on the investments of our stockholders. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

If the current economic downturn persists or if there is any further local, national or global worsening of the current economic downturn, our businesses and future profitability will be adversely affected.

Our stockholders may be more likely to sustain a loss on their investment because our Sponsor does not have as strong an economic incentive to avoid losses as do sponsors who have made significant equity investments in their companies.

Our Sponsor has invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share and may not have as much economic incentive as do sponsors who have invested more equity in their companies. Additionally, if we are successful in raising enough proceeds in the Offering to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares as does a sponsor that makes more significant equity investments in its company.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect stockholders’ overall return.

We may pay distributions from sources other than from our cash flow from operations. Until we acquire properties or other real estate-related investments, we will not generate sufficient cash flow from operations to pay distributions. We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders’ interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of the Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return stockholders realize on their investment may be reduced and investors who invest in us before we commence significant real estate operations or generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.

If we are unable to raise substantial funds in the Offering, we will be limited in the number and type of investments we may make and the value of stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

We are dependent upon the net proceeds we expect to receive from our Offering to conduct our proposed activities. If we are unable to raise substantial funds in the Offering, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Stockholders’ investment will be subject to greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating income.

The offering price for our shares is not based on the book value or net asset value of our current or expected investments or our current or expected operating income. Our board of directors does not intend to provide an estimate of the value of our assets until eighteen months after the end of the offering period. Until such time as our board of directors determines a reasonable estimate of the value of our assets, the price of our shares is not intended to reflect our per share net asset value.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to maintain key person life insurance. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot give assurance that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce their and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates and permits us, with approval of our board of directors or a committee of the board of directors to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the North American Securities Administrators Association (“NASAA”) REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce stockholders and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.

Risks Related to Conflicts of Interest

We will be subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. See “Conflicts of Interest” section of Part I, Item I. of this Annual Report for a more detailed discussion of the conflicts of interest between us and our Advisor and its affiliates.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other programs sponsored by affiliates of our Advisor and managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by affiliates of our Advisor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other programs sponsored by affiliates of our Advisor will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other programs sponsored by affiliates of our Advisor own properties. Also, we may acquire properties from, or sell properties to, other programs sponsored by affiliates of our Advisor. If one of the other programs sponsored by affiliates of our Advisor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other programs sponsored by affiliates of our Advisor may be competing with us for these investments.

Our Advisor faces conflicts of interest relating to joint ventures with its affiliates, which could result in a disproportionate benefit to the other venture partners at our expense.

We may enter into joint ventures with other programs sponsored by affiliates of our Advisor for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

Our Advisor and its officers and certain of its key personnel face competing demands relating to their time, and this may cause our operating results to suffer.

Our Advisor and its officers and employees and certain of our key personnel and their respective affiliates are key personnel, general partners and sponsors of other real estate programs having investment objectives and legal and financial obligations similar to ours and may have other business interests as well. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on our investments may suffer.

Our officers and directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our business strategy and generate returns to our stockholders.

Certain of our executive officers and directors, including John Carter, who also serves as the chairman of our board of directors, Mario Garcia, Jr. Todd Sakow and Lisa Drummond, also are officers and/or directors of our Advisor, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of new investments and management time and services between us and the other entities,

•	our purchase of properties from, or sale of properties, to affiliated entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our Advisor,

•	compensation to our Advisor, and

•	our relationship with our dealer manager and property manager.

If we do not successfully implement our business strategy, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to the performance fee structure under our Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our Advisory Agreement, our Advisor or its affiliates will be entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments, or to use additional debt when acquiring assets, in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our Advisory

Agreement requires us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the Advisory Agreement and have not paid our Advisor a subordinated incentive listing fee to our Advisor in connection with the listing of our shares for trading on an exchange. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the termination fee, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the Advisory Agreement upon a change of control of our Company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

There is no separate counsel for us and our affiliates, which could result in conflicts of interest.

Morris, Manning & Martin, LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morris, Manning & Martin, LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morris, Manning & Martin, LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.

Risks Related to Our Corporate Structure

The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.

Our charter, with certain exceptions, will authorize our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this connection, among other things, unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, set limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit the ability of our stockholders to exit the investment.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding voting stock; or

•

an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by our board of directors.

After the five-year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•

two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The business combination statute permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has exempted from the business combination statute any business combination involving our Advisor or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the statute. The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third-party to buy a large stake in us and exercise voting power in electing directors.

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The control share acquisition statute does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940 (the “Investment Company Act”). If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

The Company intends to conduct its operations directly and through wholly or majority-owned subsidiaries, so that the Company and each of its subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

The Company intends to conduct its operations so that the Company and most, if not all, of its wholly and majority-owned subsidiaries will comply with the 40% test. We will continuously monitor our holdings on an ongoing basis to determine the compliance of the Company and each wholly and majority-owned subsidiary with this test. We expect that most, if not all, of the company’s wholly-owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that the Company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.

Since we will be primarily engaged in the business of acquiring real estate, we believe that the Company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the Company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. The Company’s ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Accordingly, no assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

If we were required to register the Company as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

If our stockholders do not agree with the decisions of our board of directors, our stockholders will only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except to the extent that such policies are set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•

any amendment of our charter (including a change in our investment objectives), except that our board of directors may amend our charter without stockholder approval to (a) increase or decrease the aggregate number of our shares or the number of shares of any class or series that we have the authority to issue, (b) effect certain reverse stock splits, and (c) change our name or the name or other designation or the par value of any class or series of our stock and the aggregate par value of our stock;

•	our liquidation or dissolution; and

•	certain mergers, reorganizations of our Company, consolidations or sales or other dispositions of all or substantially all our assets, as provided in our charter and under Maryland law.

All other matters are subject to the discretion of our board of directors.

Our board of directors may change our investment policies without stockholder approval, which could alter the nature of our stockholders’ investments.

Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies also may vary, as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of stockholders’ investment could change without their consent.

Because of our holding company structure, we depend on our operating subsidiary and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot give assurance that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy stockholders’ claims only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.

Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of the Offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares. Prior to establishing the estimated value of our shares and unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, as defined in our share repurchase program, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Existing stockholders and investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, if we:

•	sell shares pursuant to the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of Carter/Validus Operating Partnership, LP.

In addition, the partnership agreement for our Operating Partnership contains provisions that would allow, under certain circumstances, other entities, including other programs affiliated with our Advisor and its affiliates, to merge into or cause the exchange or conversion of their interest for interests of our Operating Partnership. Because the limited partnership interests of our Operating Partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders.

If we internalize our management functions, the percentage of our outstanding common stock owned by our stockholders could be reduced, and we could incur other significant costs associated with being self-administered.

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms, including without limitation, acquiring our Advisor. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Advisor’s assets could result in dilution of our stockholders’ interests and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, property manager or their affiliates. Internalization transactions involving the acquisition of Advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Payment of fees and reimbursements to our Advisor, our dealer manager and their affiliates reduces cash available for investment and distribution.

We intend to pay to our dealer manager up to 9.75% of our gross offering proceeds in the form of selling commissions and a dealer manager fee, much of which is reallowed to participating broker-dealers. We will also reimburse our Advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds as on the date of the reimbursement. In addition, we intend to pay substantial fees to our Advisor and its affiliates for the services they provide to us. The payment of these fees and the reimbursements of these expenses reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions will be based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties if and when proceeds from the Offering become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot give assurance that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowing or use proceeds from the Offering to make distributions, each of which could be deemed to be a return of our stockholders’ capital. We may make distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

General Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which may prevent us from being profitable or from realizing growth in the value of our real estate properties.

Our operating results are subject to risks generally incident to the ownership of real estate, including:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws; and

•	periods of high interest rates and tight money supply.

These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.

If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases, which would reduce our cash flow from operations and the amount available for distributions to our stockholders.

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

A tenant or a lease guarantor in bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot give assurance that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.

Properties that have vacancies for a significant period of time could be difficult to sell, which could diminish the return on our stockholders’ investment.

A property may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we may suffer reduced revenues, resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.

We may obtain only limited warranties when we purchase a property and would have only limited recourse if our due diligence did not identify any issues that lower the value of our property.

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, it is usual that, in order to attract replacement tenants, we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the Offering’s gross proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders.

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or not at all, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot give assurance that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets and a reduction in the value of shares held by our stockholders.

Many of our leases will not contain rental increases over time, or the rental increases may be less than fair market rate at a future point in time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Rising expenses could reduce cash flow and funds available for future acquisitions or distributions to our stockholders.

Any properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential acts of terrorism could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

Real estate-related taxes may increase and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of the property. From time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Covenants, conditions and restrictions may restrict our ability to operate a property.

Some of our properties may be contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, known as “CC&Rs,” restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

While we do not currently intend to do so, we may use proceeds from the Offering to acquire and develop properties upon which we will construct improvements. We will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

While we do not currently intend to do so, we may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter. For purposes of this paragraph, “unimproved real property” is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

Competition with third parties in acquiring properties and other investments may reduce our profitability and the return on our stockholders’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, and other entities engaged in real estate investment activities, many of which have greater resources than we do.

Larger REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investments may increase. Any such increase would result in increased demand for these assets and therefore increased prices paid for them. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

We will be subject to additional risks of our joint venture partner or partners if we enter into a joint venture, which could reduce the value of our investment.

We may enter into joint ventures with other real estate groups. The success of a particular joint venture may be limited if our venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if we have a dispute with our joint venture partner, we could incur additional expenses and require additional time and resources from our Advisor, each of which could adversely affect our operating results and our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

Our properties face competition that may affect tenants’ willingness to pay the amount of rent requested by us and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

There will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in locations competitive with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions and the amount available for distributions to our stockholders.

Delays in acquisitions of properties may have an adverse effect on our stockholders’ investment.

There may be a substantial period of time before the proceeds of the Offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for any distributions.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require material expenditures by us. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties, may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of our stockholders’ investment.

State and federal laws in this area are constantly evolving, and we intend to monitor these laws and take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire; however, we will not obtain an independent third-party environmental assessment for every property we acquire. In addition, any such assessment that we do obtain may not reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. The cost of defending against claims of liability, of compliance with environmental regulatory requirements, of remediating any contaminated property, or of paying personal injury claims would materially adversely affect our business, assets or results of operations and, consequently, amounts available for distribution to our stockholders.

A proposed change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) if the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) issued an Exposure Draft on August 17, 2010 (the “Exposure Draft”), which proposes substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Draft does not include a proposed effective date and is still being deliberated and subject to change; however, the Boards have indicated that they plan to issue a final standard regarding lease accounting in 2011.

If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.

If we decide to sell any of our properties, we intend to use our best efforts to sell them for cash. However, in some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price, and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to pay cash distributions to our stockholders.

Our recovery of an investment in a mortgage, bridge or mezzanine loan that has defaulted may be limited.

There is no guarantee that the mortgage, loan or deed of trust securing an investment will, following a default, permit us to recover the original investment and interest that would have been received absent a default. The security provided by a mortgage, deed of trust or loan is directly related to the difference between the amount owed and the appraised market value of the property. Although we intend to rely on a current real estate appraisal when we make the investment, the value of the property is affected by factors outside our control, including general fluctuations in the real estate market, rezoning, neighborhood changes, highway relocations and failure by the borrower to maintain the property. In addition, we may incur the costs of litigation in our efforts to enforce our rights under defaulted loans.

Our costs associated with complying with the Americans with Disabilities Act of 1990 may affect cash available for distributions.

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot give assurance that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

Economic conditions may adversely affect our income and we could be subject to risks associated with acquiring discounted real estate assets.

U.S. and international markets are currently experiencing increased levels of volatility due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of the current market dislocation may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. Since we cannot predict when the real estate markets will recover, the value of our properties may decline if current market conditions persist or worsen.

In addition, we will be subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken our stockholders’ return on investment.

Further, irrespective of the instability the financial markets may have on the return produced by discounted real estate assets, the evolving efforts to correct the instability make the valuation of such assets highly unpredictable. Though we intend to purchase real estate assets at a discount from historical cost, the fluctuation in market conditions makes judging the future performance of such assets difficult. There is a risk that we may not purchase real estate assets at absolute discounted rates and that such assets may continue to decline in value.

Risks Associated with Investments in the Medical Property Sector

Our real estate investments may be concentrated in medical facilities, making us more vulnerable economically than if our investments were diversified.

As a REIT, we will invest primarily in real estate. Within the real estate industry, we may focus on the acquisition and ownership of medical facilities. We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in medical facilities. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in medical facilities.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we will seek to acquire are medical facilities that may only be suitable for similar medical-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our medical facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and amount available for distributions to our stockholders.

The medical facilities we will acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs have intensified in recent years and will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal government healthcare programs are subject to reductions by state and federal legislative actions. Currently, at the end of 2011, the physician’s reimbursement from Medicare may be reduced due to the sustainable growth rate being cut by over 25.0% unless the federal government provides a change in the legislation prior to the end of 2011. This reduction in Medicare reimbursement may adversely impact our tenants’ ability to make rental payments. The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payment contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services.

These changes could have a material adverse effect on the financial condition of some or all of our tenants in our medical facilities. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face increasing competition for the acquisition of medical facilities, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of medical facilities, including national, regional and local operators, acquirers and developers of medical facilities. The competition for medical facilities may significantly increase the price we must pay for medical facilities or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for medical facilities, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our medical facilities generally will be subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need (“CON”) to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Recently enacted comprehensive healthcare reform legislation, the effects of which are not yet known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010 (the “Patient Protection and Affordable Care Act”) and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010 (“the Reconciliation Act”), which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included within the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Tenants of our medical facilities will be subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which the facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities and changes in federal and state healthcare programs payment models, and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Tenants of our medical facilities may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, certain types of tenants of our medical facilities may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our medical facilities operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance is not available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Risks Associated with Investments in the Data Center Property Sector

Our data center properties will depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.

A portion of our portfolio of properties will consist of technology-related real estate. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

Our data center properties may not be suitable for lease to certain data center, technology or office tenants without significant expenditures or renovations.

Because many of our technology-related properties will contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

Our tenants may choose to develop new data centers or expand their existing data centers, which could result in the loss of one or more key tenants or reduce demand for our newly developed data centers.

Although our tenants generally will enter into long-term leases with us and make considerable investments in housing their servers in our facilities, we cannot give assurance that our larger tenants will not choose to develop new data centers or expand any existing data centers of their own. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no guarantee that we would be able to replace that tenant at a competitive rate or at all.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we will acquire may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we will house. Additionally, the data center infrastructure in some of the data centers that we will cure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that such facilities may be designed to provide and could, possibly, be run less expensively on a different platform. In addition, the power and cooling systems in data centers are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems in some of the data centers that we will acquire to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of the power and cooling systems in such data centers could have a material negative impact on our business.

Risks Associated with Investments in the Educational Property Sector

The education industry is heavily regulated, and failure of our educational facility tenants to comply with extensive regulations could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

Some of our educational facility tenants may derive a substantial portion of their revenues from federal student financial aid programs pursuant to Title IV of the Higher Education Act of 1965, as amended (“Title IV programs”). Our tenants’ participation in Title IV programs is subject to certification and oversight by the U.S. Department of Education and is further conditioned upon approvals granted by other agencies. Such certification is also a precondition to the ability of our tenants’ students to participate in Title IV programs. Our tenants also must comply with the requirements of any loan guarantee agencies that guarantee certain federal student loans made to our tenants’ students, the requirements of such state financial aid programs as may be available to our tenants’ students and the requirements of specialized accrediting agencies which oversee educational quality in particular program areas. As a result, our tenants are subject to extensive regulation and review by these agencies which cover virtually all phases of their operations. These regulations also affect our tenants’ ability to add new educational programs, substantially change existing programs or change their corporate or ownership structure. The agencies that regulate our tenants’ operations periodically revise their requirements and modify their interpretations of existing requirements. If any of our tenants were to violate or fail to meet any of these legal and regulatory requirements, they could suffer monetary liabilities or assessments, limitations on operating activities, loss of accreditation, limitations on their ability to offer new programs, termination of or limitations on the their ability to grant degrees and certificates, or limitations on or suspension or termination of their eligibility to participate in federal student financial aid programs. A significant portion of our tenants’ students may rely on federal student financial aid funds to finance their education. Such tenants are required to seek recertification of their schools from the U.S. Department of Education periodically in order to participate in Title IV programs. If the U.S. Department of Education were to decide not to renew or to withdraw our tenants’ certification to participate in Title IV programs at any time, our tenants’ students no longer would be able to receive Title IV program funds. These factors may adversely affect the economic performance of some of our tenants, and in turn, our lease revenues and our ability to make distributions to our stockholders.

Loss of or reductions in financial aid programs and other methods of financing for our tenants’ students could negatively impact our tenants’ revenues and hinder their ability to make rent payments to us.

Many students of our educational facility tenants may rely on financial aid and loans to fund all or a portion of their tuition and the cost of living. The education finance industry has been experiencing and may continue to experience problems that have resulted in fewer overall financing options for students. Factors that could impact the general availability of loans to our tenants’ students include:

•

changes in overall economic conditions or overall uncertainty or disruption in capital markets, in either case, causing lenders to cease making student loans, limit the volume or types of loans made or impose more stringent eligibility or underwriting standards;

•	the financial condition and continued financial viability of student loan providers, including Sallie Mae;

•

changes in applicable laws or regulations could have the effect of reducing the availability of education financing, including as a result of any lenders choosing to provide fewer loans or to stop providing loans altogether in light of increased regulation, or which could increase the costs of student loans; or

•

determinations by lenders to reduce the number of loans, or to cease making loans altogether, to students attending or planning to attend certain types of schools, particularly for-profit institutions.

The consumer credit markets in the United States have recently suffered from increases in default rates and foreclosures on mortgages, which in some cases have called into question the continued financial viability of certain student loan providers, and has resulted in fewer providers of student loans. Providers of federally guaranteed student loans and alternative or private student loans have also experienced recent increases in default rates. Adverse market conditions for consumer and federally guaranteed student loans have resulted in providers of private loans reducing the attractiveness and/or decreasing the availability of private loans to post-secondary students, including students with low credit scores who would not otherwise be eligible for credit-based private loans. Prospective students may find that these increased financing costs make borrowing prohibitively expensive and abandon or delay enrollment in post-secondary education programs. Further, some of our educational facility tenants may be for-profit post secondary institutions. Recently several states have substantially decreased or eliminated the amount of grants available to students who attend for-profit post secondary institutions.

The inability of our tenants’ students to finance their education could have a material adverse effect on some of our tenants’ revenues due to enrollment losses at their schools, which may affect their ability to pay rent to us, and in turn, adversely affect our lease revenues and our ability to make distributions to our stockholders.

A protracted economic slowdown and rising unemployment could harm our tenants’ operations if their students are unable to obtain employment upon completion of their programs, are unable to repay student loans or elect not to pursue postsecondary education.

Many students pursue post-secondary education to be more competitive in the job market. However, the recent economic recession has adversely affected job markets and a protracted economic slowdown could further increase unemployment and diminish job prospects and placement rates. Further diminished job prospects and placement rates and heightened financial worries could affect the willingness of students to incur loans to pay for post-secondary education and to pursue post-secondary education in general. The recent weakness in the job markets could also affect the prospects for long-term job growth, and there can be no assurance that the growth projected by the U.S. Bureau of Labor Statistics will materialize. As a result, our tenants’ enrollment and operating performance could suffer, which may affect the tenant’s ability to pay rent to us, and, in turn, adversely affect our lease revenues and our ability to make distributions to our stockholders.

Our results of operations will be subject to the following risks inherent in the student housing industry: annual leasing cycle, concentrated lease-up period, seasonal cash flows and increased risk of student defaults during the summer months of a 12-month lease.

Some of our educational facilities may be student housing properties. We will generally lease our student housing properties under 12-month leases, but we may also lease such properties for terms of nine months or less. As a result, we may experience significantly reduced cash flows during the summer months at properties leased for terms shorter than 12 months. In addition, students leasing under 12-month leases may be more likely to default in their rental payments during the summer months. Although we will typically require a student’s parents to guarantee the student’s lease, we may have to spend considerable effort and expense in pursuing payment upon a defaulted lease, and our efforts may not be successful. Furthermore, all of our student housing properties will need to be entirely re-leased each year, exposing us to increased leasing risk. In addition, we will be subject to increased leasing risk on properties that we acquire that we have not previously managed due to our lack of experience leasing those properties and unfamiliarity with their leasing cycles. Student housing communities are typically leased during a limited leasing season that begins in February and ends in August of each year. We are therefore highly dependent on the effectiveness of our marketing and leasing efforts and personnel during this season.

We will face significant competition from university-owned student housing and from other private student housing communities located within close proximity to universities.

Many students prefer on-campus housing to off-campus housing because of the closer physical proximity to campus and integration of on-campus facilities into the academic community. Universities can generally avoid real estate taxes and borrow funds at lower interest rates, while we and other private-sector operators pay full real estate tax rates and have higher borrowing costs. Consequently, universities often can offer more convenient and/or less expensive student housing than we can, which can adversely affect the occupancy and rental rates on our student housing properties. We will also compete with other national and regional owner-operators of off-campus student housing in a number of markets as well as with smaller local owner-operators. There may also be purpose-built student housing properties that compete directly with us located near or in the same general vicinity as some of our student housing communities. Such competing student housing communities may be newer than our student housing communities, located closer to campus, charge less rent, possess more attractive amenities, or offer more services, shorter lease terms or more flexible leases. The construction of competing properties or decreases in the general levels of rents for housing in competing properties could adversely affect our rental income. We believe that a number of other large national companies may be potential entrants in the student housing business. In some cases, these potential competitors possess substantially greater financial and marketing resources than we do. The entry of one or more of these companies could increase competition for student tenants and for the acquisition, development and management of other student housing communities.

We will rely on our relationships with universities, and changes in university personnel and/or policies could adversely affect our operating results.

In some cases, we will rely on our relationships with universities for referrals of prospective tenants or for mailing lists of prospective tenants and their parents. The failure to maintain good relationships with personnel at these universities could therefore have a material adverse effect on us. If universities refuse to make their lists of prospective student-tenants and their parents available to us or increase the costs of these lists, the increased costs or failure to obtain such lists could also have a material adverse effect on us. We may be adversely affected by a change in university admission policies. For example, if a university reduces the number of student admissions, the demand for our properties may be reduced and our occupancy rates may decline. In addition, universities may institute a policy that a certain class of students, such as freshmen, must live in a university-owned facility, which would also reduce the demand for our properties. While we may engage in marketing efforts to compensate for such policy changes, we may not be able to affect such marketing efforts prior to the commencement of the annual lease-up period or at all.

Risks Associated with Debt Financing and Investments

We may incur substantial debt, which could adversely impact our stockholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

We expect that in most instances, we will acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we qualify, or maintain our qualification, as a REIT.

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total “net assets” as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors adopted a borrowing policy to limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for borrowing such a greater amount. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations set forth in our charter and the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. We expect that from time to time during the period of the Offering we will seek independent director approval of borrowings in excess of these limitations since we will then be in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of stockholders’ investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness, which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital investing in real estate, which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.

If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, a lender could impose restrictions on us that affect our distribution, investment and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Carter/Validus Advisors, LLC as our Advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Additionally, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We expect that we will incur indebtedness in the future. To the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may invest in collateralized mortgage-backed securities (“CMBS”), which may increase our exposure to credit and interest rate risk.

We may invest in CMBS, which may increase our exposure to credit and interest rate risk. We have not adopted, and do not expect to adopt, any formal policies or procedures designed to manage risks associated with our investments in CMBS. In this context, credit risk is the risk that borrowers will default on the mortgages underlying the CMBS. We intend to manage this risk by investing in CMBS guaranteed by U.S. government agencies, such as the Government National Mortgage Association (GNMA), or U.S. government sponsored enterprises, such as the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). Interest rate risk occurs as prevailing market interest rates change relative to the current yield on the CMBS. For example, when interest rates fall, borrowers are more likely to prepay their existing mortgages to take advantage of the lower cost of financing. As prepayments occur, principal is returned to the holders of the CMBS sooner than expected, thereby lowering the effective yield on the investment. On the other hand, when interest rates rise, borrowers are more likely to maintain their existing mortgages. As a result, prepayments decrease, thereby extending the average maturity of the mortgages underlying the CMBS. We intend to manage interest rate risk by purchasing CMBS offered in tranches, or with sinking fund features, that are designed to match our investment objectives. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to pay distributions to our stockholders will be adversely affected.

Any real estate debt security that we originate or purchase is subject to the risks of delinquency and foreclosure.

We may originate and purchase real estate debt securities, which are subject to risks of delinquency and foreclosure and risks of loss. Typically, we will not have recourse to the personal assets of our borrowers. The ability of a borrower to repay a real estate debt security secured by an income-producing property depends primarily upon the successful operation of the property, rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the real estate debt security may be impaired. A property’s net operating income can be affected by, among other things:

•	increased costs, added costs imposed by franchisors for improvements or operating changes required, from time to time, under the franchise agreements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

We bear the risks of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the real estate debt security, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a real estate debt security borrower, the real estate debt security to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the real estate debt security will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a real estate debt security can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed real estate debt security. We also may be forced to foreclose on certain properties, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the property.

U.S. Federal Income Tax Risks

Failure to qualify or maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

If we fail to qualify or maintain our qualification as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and could result in our inability to acquire appropriate assets.

To obtain and maintain the favorable tax treatment afforded to REITs under the Internal Revenue Code (the “Code”), we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Our stockholders may have current tax liability on distributions stockholders elect to reinvest in our common stock but would not receive cash from such distributions and therefore our stockholders would need to use funds from another source to pay such tax liability.

If our stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their respective tax liability on the value of the common stock received.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our operating partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of Carter/Validus Operating Partnership, LP or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

The use of taxable REIT subsidiaries, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to our stockholders.

Some of our assets (e.g., qualified health care properties) may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To qualify as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders.

We may purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.

Legislative or regulatory action that affects our REIT status could adversely affect the returns to our investors.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot give assurance that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Stockholders are urged to consult with their own tax adviser with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, in the event that our board of directors determines that it is no longer in our best interest to continue to be qualified as a REIT, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to stockholders.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the operating partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the operating partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended (“FIRPTA”) on the gain recognized on the disposition. The FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot give assurance that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock. A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests.

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in shares in our common stock, including potential adverse effects under ERISA and the Internal Revenue Code.

Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Code and ERISA. While each of the ERISA and Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.

In general, individuals making investment decisions with respect to such plans and IRAs should, at a minimum, consider:

•	whether the investment is in accordance with the documents and instruments governing such plan or IRA;

•	whether the investment satisfies the prudence and diversification and other fiduciary requirements of ERISA, if applicable;

•	whether the investment will result in unrelated business taxable income to the plan or IRA;

•

whether there is sufficient liquidity for the plan or IRA, considering the minimum and other distribution requirements under the Code and the liquidity needs of such plan or IRA, after taking this investment into account;

•	the need to value the assets of the plan or IRA annually or more frequently; and

•	whether the investment would constitute or give rise to a prohibited transaction under ERISA or the Code, if applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

None.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Pursuant to the Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our DRIP. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop.

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2010. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. The purchase price for share repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments on an annual basis beginning 18 months after the close of the Offering. Prior to establishing the estimated value of our shares, and unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, as defined in our share repurchase plan, the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each share; and

•

for stockholders who have continuously held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

Shares redeemed in connection with a stockholder’s death or qualifying disability will be redeemed at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated value per share, 100% of such amount, as determined by our board of directors, subject to any special distribution previously made to the stockholders.

After our board of directors has determined a reasonable estimate of the value of our shares, the per redemption price will be based on the most recent estimated value of the shares as follows: after one year from the purchase date, 92.5% of the most recent estimated value of each share; after two years from the purchase date, 95.0% of the most recent estimated value of each share; after three years from the purchase date, 97.5% of the most recent estimated value of each share; and after four years, from the purchase date, 100% of the most recent estimated value of each share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, at its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code (“UCC”) search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the UCC search will be borne by us.

We will redeem shares on a monthly basis. Requests for redemption must be received at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of their shares. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant the repurchase request. Subject to certain limitations, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will not repurchase in excess of 5.0% of number of shares of common stock outstanding as of December 31st of the previous calendar year.

A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA must be made within 180 days of such event.

Our Advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program.

Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our DRIP during the prior calendar year and other operating funds. If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

Our board of directors may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the DRIP on December 10, 2012, which is two years from the effective date of the Offering, unless the DRIP offering is extended, or the date we sell all of the shares registered for sale under the DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP will adversely affect our ability to redeem shares under the share repurchase program. We would notify stockholders of such development (i) in our annual or quarterly reports or (ii) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the Registration Statement, as then required under federal securities law.

Our share repurchase program is only intended to provide our stockholders with limited, interim liquidity for their shares until a liquidity event occurs, such as listing of the shares on a national securities exchange or a merger with a listed company. The share repurchase program will be terminated if the shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.

During the period ended December 31, 2010, we did not repurchase shares of our common stock under our share repurchase program.

Stockholders

As of March 30, 2011, we had 26,000 shares of common stock outstanding held by three stockholders of record.

Distributions

Beginning with our taxable year ending December 31, 2011, or the first year in which we commence material operations, we intend to elect to be taxable as a REIT under the applicable provisions of the Code. We must distribute to our stockholders at least 90% of our taxable income each year in order to meet the requirements for being treated as a REIT under the Code. Distributions will be paid to our stockholders when and if authorized by our board of directors and declared by us out of legally available funds as of the daily record dates selected by our board of directors. We expect to declare and pay distributions on a regular basis beginning no later than the first calendar month after the calendar month in which we make our first real estate investment dependent upon our general financial condition, general economic conditions or other factors that make it imprudent to do so. We intend to make distributions sufficient to meet the annual distribution requirement and to avoid U.S. federal income and excise taxes on our earnings.

We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

For the period from December 16, 2009 (Date of Inception) to December 31, 2010, we had not paid any distributions to our stockholders.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175,000,000 shares of common stock, was declared effective under the Securities Act. We are offering a maximum 150,000,000 shares of common stock for $10.00 per share and 25,000,000 shares of common stock pursuant to our DRIP for $9.50 per share for a maximum offering of up to $1,738,000,000. As of December 31, 2010, we had not received or accepted subscriptions for shares of our common stock in the Offering. In connection with the Offering, as of December 31, 2010, we had not incurred any marketing support fees, selling commissions or due diligence expense reimbursements as we had not satisfied the conditions of our escrow as of December 31, 2010. As of December 31, 2010, we incurred organization and offering expenses of $1,882,000. The organization and offering expenses are not included in the accompanying consolidated financial statements because such costs are not our liability until we receive the subscriptions for the minimum number of shares of common stock.

Unregistered Sales of Equity Securities

In connection with our formation, on December 16, 2009, our Sponsor acquired 20,000 shares of our common stock in consideration of a cash payment of $200,000. On March 18, 2011, we granted 3,000 shares of common stock under our 2010 Restricted Share Plan to each independent director at such time in connection with such independent director’s initial election or appointment to our board of directors. Mr. Ziegelbauer, who was one of our independent directors at such time, was not nominated to serve as a director of the Company. As of March 29, 2011, Mr. Ziegelbauer was no longer a director. None of his shares had vested as of such time, therefore he forfeited the restricted stock held by him. All shares forfeited by Mr. Ziegelbauer were cancelled and returned to the status of authorized but unissued shares. The shares described in this paragraph were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There have been no other sales of unregistered securities in the past three years.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

	For the Year Ended December 31, 2010	From the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
Statement of operations data:
Loss from continuing operations	$(65,326)	$—

Balance sheet data:
Total assets	$202,000	$200,000

Per common share data:
Basic and diluted earnings per share	$(3.27)	$—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto, included in this Annual Report on Form 10-K.

Overview

We were incorporated on December 16, 2009 under the laws of the state of Maryland and intend to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center, medical and educational sectors. We may also invest in real estate related securities. We intend to qualify as a REIT for federal income tax purposes during the year ending December 31, 2011, or the first year in which we commence material operations.

We are offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a DRIP under which stockholders may elect to have distribution reinvestment in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors. Our Registration Statement was declared effective on December 10, 2010. As of December 31, 2010, we had not received subscriptions for shares of common stock in the Offering.

Substantially, all of our operations will be conducted through Carter/Validus Operating Partnership, LP (the “Operating Partnership”). We are externally advised by Carter/Validus Advisors, LLC (the “Advisor”), pursuant to an advisory agreement (the “Advisory Agreement”), between us and our Advisor that has a one-year term that expires November 15, 2011 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor, Carter/Validus REIT Investment Management Company, LLC.

As of December 31, 2010, we had neither purchased nor contracted to purchase any investments nor had our Advisor identified any real estate or real estate-related investments in which it was reasonably probable that we would invest.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2 – “Summary of Significant Accounting Policies” of the accompanying consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“ASC Topic 605”). ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC, Topic 840, Leases, minimum annual rental revenue will be recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements will be credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which will be comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, will be recognized as revenue in the period in which the related expenses will be incurred. Tenant reimbursements will be recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration (“ASC Subtopic 605-45”). ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we will generally be the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and have credit risk. We will recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables will be carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We will also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances will be based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties will include the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties will be capitalized; the cost of maintenance and repairs will be charged to expense as incurred. The cost of building and improvements will be depreciated on a straight-line basis over the estimated useful lives. The cost of improvements will be depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment will be depreciated over the estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements will be capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance will be considered to be a lease inducement and will be recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, who holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance will be made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Impairment

We will carry our properties at historical cost less accumulated depreciation. We will assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It will require us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

Properties Held for Sale

We will account for our properties held for sale in accordance with ASC Topic 360, Property, Plant, and Equipment (“ASC Topic 360”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that, in a period in which a component of an entity either has been disposed of or is classified as held for sale, the income statements for current and prior periods shall report the results of operations of the component as discontinued operations.

In accordance with ASC Topic 360, at such time as a property is held for sale, such property is carried at the lower of (1) its carrying amount or (2) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated. We will classify operating properties as property held for sale in the period in which all of the following criteria are met:

•	management, having the authority to approve the action, commits to a plan to sell the asset;

•	the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets;

•	an active program to locate a buyer and other actions required to complete the plan to sell the asset has been initiated;

•	the sale of the asset is probable and the transfer of the asset is expected to qualify for recognition as a completed sale within one year;

•	the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and

•	given the actions required to complete the plan to sell the asset, it is unlikely that significant changes to the plan would be made or that the plan would be withdrawn.

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, will allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) will be based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property will be allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed. Factors considered by us will include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases will be determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases will be included in identified intangible assets, net in our consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values will be included in identified intangible liabilities, net in our consolidated balance sheets and will be amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with each property.

The total amount of other intangible assets acquired will be further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amounts allocated to in place lease costs will be included in identified intangible assets, net in our consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to the value of tenant relationships will be included in identified intangible assets, net in our consolidated balance sheets and will be amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.

The value allocable to above or below market debt will be determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt will be included in mortgage loan payables, net on our consolidated balance sheets and will be amortized to interest expense over the remaining term of the assumed mortgage.

These allocations will be subject to change based on information identified at the time of purchase which confirms the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Code and, we intend to be taxed as such beginning with our taxable year ending December 31, 2011, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders. Because of our intention to elect REIT status in 2011, we will not benefit from the loss incurred for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of properties.

Rental Income

The amount of rental income generated by our future properties will depend principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002, as amended, and related laws, regulations and standards relating to corporate governance and disclosure requirements applicable to public companies, have increased the costs of compliance with corporate governance, reporting and disclosure practices. These costs may have a material adverse effect on our results of operations and could impact our ability to pay distributions to our stockholders. Furthermore, we expect that these costs will increase in the future due to our continuing implementation of compliance programs mandated by these requirements. Any increased costs may affect our ability to distribute funds to our stockholders.

In addition, these laws, rules and regulations create new legal bases for potential administrative enforcement, civil and criminal proceedings against us in the event of non-compliance, thereby increasing the risks of liability and potential sanctions against us. We expect that our efforts to comply with these laws and regulations will continue to involve significant and potentially increasing costs, and that our failure to comply with these laws could result in fees, fines, penalties or administrative remedies against us.

Results of Operations

As of December 31, 2010, we had not commenced any significant operations. For the year ended December 31, 2010, we incurred a net loss of approximately $65,000, which was primarily related to general and administrative expenses, including board of directors’ fees.

We will reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. As of December 31, 2010, our Advisor had incurred organization and offering costs of approximately $1,882,000, on behalf of the Company. These costs are not included in the accompanying consolidated financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received by the Company.

When recorded by us, other organization expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to our Advisor or its affiliates from the gross proceeds of the Offering. For a further discussion of other organization and offering expenses, see Note 4—“Related Party Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flow Analysis

Financing Activities. Net cash provided by financing activities increased $2,000 due to contributions for noncontrolling interests in our Operating Partnership.

Liquidity and Capital Resources

We are dependent upon the net proceeds to be received from the Offering to conduct our proposed activities. The capital required to purchase real estate and real estate-related investments will be obtained primarily from our Offering and from any indebtedness that we may incur.

We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our investments in real estate and real estate-related investments.

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. The Advisor has agreed to fund our operations until we raise enough funds from proceeds of the Offering, borrowings or operations to meet our cash requirements. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other than these sources within the next 12 months.

Our principal demands for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and our dealer manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments will be met from operations, borrowings, and the net proceeds of the Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest the proceeds of the Offering in properties and real estate-related securities, we may invest in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor will prepare a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan will also set forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of the Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Distributions

The amount of the distributions to our stockholders will be determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. We have not established any limit on the amount of proceeds from our offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences; or (3) jeopardize our ability to maintain our qualification as a REIT. As of December 31, 2010, we had not authorized or paid any distributions to our stockholders.

For a further discussion of our distributions, see Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Financing

We intend to finance a portion of the purchase price of our investments in real estate and real estate-related investments by borrowing funds. We anticipate that, after an initial phase of our operations (prior to the investment of all of the net proceeds of our offering) when we may employ greater amounts of leverage to enable us to purchase properties more quickly and therefore generate distributions for our stockholders sooner, our overall leverage will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments, following completion of the Offering. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes.

As of December 31, 2010, we had neither purchased nor contracted to purchase any investments and had not incurred any debt.

REIT Requirements

In order to qualify and maintain our qualification as a REIT for federal income tax purposes, we are required to make distributions to our stockholders of at least 90.0% of our REIT taxable income. In the event that there is a shortfall in net cash available due to factors including, without limitation, the timing of such distributions or the timing of the collections of receivables, we may seek to obtain capital to pay distributions by means of secured debt financing through one or more third parties. We may also pay distributions from cash from capital transactions including, without limitation, the sale of one or more of our properties or from the proceeds of our offering.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 7—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

As of December 31, 2010, we did not have any outstanding debt.

Contractual Obligations

As of December 31, 2010, we did not have any contractual obligations.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

Inflation

We expect to be exposed to inflation risk as income from future long-term leases will be the primary source of our cash flows from operations. We expect there to be provisions in the majority of our tenant leases that will protect us from the impact of inflation. These provisions will include negotiated rental increases, reimbursement billings for operating expense pass-through charges, and real estate tax and insurance reimbursements on a per square foot allowance. However, due to the long-term nature of the anticipated leases, among other factors, the leases may not re-set frequently enough to cover inflation.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations (“FFO”). FFO is not equivalent to our net operating income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, therefore comparisons with other REITs may not be meaningful. Further, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

Since the establishment of FFO as an industry benchmark, there have been changes in the accounting and reporting guidance (for acquisition fees and expenses from a capitalization/depreciation model to an expensed-as-incurred model) that have increased non-cash and non-operating items included in FFO. In addition, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation and therefore require additional adjustments to FFO in evaluating performance. The Investment Program Association (the “IPA”), an industry trade group, has standardized a measure known as modified funds from operations (“MFFO”), which we believe to be another appropriate supplemental measure to reflect the operating performance of a REIT. The use of MFFO is recommended by the IPA as a supplemental performance measure for publicly registered, non-listed REITs. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income or loss as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts relating to deferred rent receivables and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, deferred rent receivables and the adjustments of such items related to noncontrolling interests. The other adjustments included in the IPA’s Practice Guideline are not applicable to us for the year ended December 31, 2010.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance.

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the year ended December 31, 2010.

December 31, 2010
Net loss	$(65,326)
Add:
Net loss attributable to noncontrolling interest	(660)

FFO and MFFO	$(65,986)

FFO per common share—basic and diluted	$(3.30)

Weighted average common shares outstanding—basic and diluted	20,000

Subsequent Events

For a discussion of subsequent events, see Note 9—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Material Related Party Arrangements

For a discussion of material related party arrangements, see Item 13. Relationships Among our Affiliates and Note 4—“Material Related Party Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of December 31, 2010, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 8.	Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2010 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2010, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the SEC for newly public companies.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

General

We operate under the direction of our board of directors, the members of which are accountable to us and our stockholders as fiduciaries. Our board of directors is responsible for the overall management and control of our affairs. Our board of directors has retained our Advisor to manage our day-to-day affairs and the acquisition and disposition of our investments, subject to our board of director’s supervision. Our Advisor is responsible for making investment decisions subject, in most cases, to the approval of our board of directors.

Our charter and bylaws provide that the number of our directors shall be five, which number may be increased or decreased from time to time by a majority of our entire board of directors; provided, however, that the number of directors will not be fewer than three nor more than ten, each of whom (other than a director elected to fill the unexpired term of another director) is elected by our stockholders and serves a term of one year, until our next annual meeting of stockholders and until his or her successor is duly elected and qualifies. Our directors may be reelected for an unlimited number of successive one-year terms. Although the number of directors may be increased or decreased, a decrease will not have the effect of shortening the term of any incumbent director. We have a total of five directors, including three independent directors, each of whom is “independent” in accordance with the NASAA REIT Guidelines. Our charter provides that a majority of our directors must be independent directors except for a period of up to 60 days after the death, resignation or removal of an independent director. There are no family relationships among any of our directors or officers, or officers of our Advisor. Each director must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by us. Currently, each of our directors has substantially more than three years of relevant real estate experience. At least one of our independent directors must have at least three years of relevant real estate experience, and at least one of our independent directors must be a financial expert with at least three years of relevant financial experience.

Our directors are not required to devote all of their time to our business and are only required to devote the time to our affairs as their duties require. Our directors will meet quarterly or more frequently, if necessary. Consequently, in the exercise of their responsibilities, our directors heavily rely on our Advisor. Our directors have a fiduciary duty to our stockholders to supervise the relationship between us and our Advisor. Our board of directors is empowered to fix the compensation of all officers that it selects and approve the payment of compensation to directors for services rendered to us in any other capacity. During the discussion of a proposed transaction, independent directors may offer ideas for ways in which transactions may be structured to offer the greatest value to us, and our management will take these suggestions into consideration when structuring transactions.

Executive Officers and Directors

We have provided below certain information about our executive officers and directors.

Name	Age	Position(s)
John Carter	51	Chairman of the Board, Chief Executive Officer and President
Todd Sakow	39	Chief Financial Officer and Treasurer
Lisa Drummond	47	Secretary
Mario Garcia, Jr.	40	Director
Jonathan Kuchin	59	Independent Director
Randall Greene	60	Independent Director
Ronald Rayevich	68	Independent Director

John Carter has been our Chief Executive Officer, President and Chairman of our board of directors since 2009. He also is Chief Executive Officer, Chief Investment Officer and member of the Investment Management Committee of Carter/Validus Advisors, LLC and Executive Vice President of Carter Validus Real Estate Management Services, LLC. Mr. Carter has more than 28 years of real estate experience in all aspects of leasing, asset management, acquisitions, finance, investment and corporate advisory services. Mr. Carter is Executive Vice President and a principal of Carter & Associates, L.L.C., one of the principals of our Sponsor. Mr. Carter has served in such capacities since he sold his company, Newport Partners LLC, to Carter & Associates in January 2000. Mr. Carter founded Newport Partners in November 1989 and grew the company into a full service real estate firm with 63 associates throughout Florida. At Carter & Associates, Mr. Carter plays a key role in establishing and maintaining some of Carter & Associates’ most significant institutional client relationships. From December 2003 until December 31, 2009, Mr. Carter has completed in excess of $3.5 billion of real estate property acquisitions and financings representing 18.5 million square feet of real estate. In September 2005, Mr. Carter was responsible for facilitating one of Carter & Associates’ largest transactions, a $1 billion acquisition and financing of a class “A” office portfolio consisting of 23 buildings in six states. Prior to November 1989, Mr. Carter worked for two years at Trammel Crow Company. In the early 1980s, he spent five years at Citicorp where he focused primarily on tax shelter, Industrial Revenue Bonds (IRBs) and other real estate financing transactions. He also is a founding board member of Gulfshore Bank, a community bank located in Tampa, Florida. Mr. Carter obtained a Bachelor’s degree in Economics with a minor in Mathematics from St. Lawrence University in Canton, New York in 1982 and a Masters in Business Administration from Harvard University in Cambridge, Massachusetts in 1989. Mr. Carter was selected to serve as a director because he is the Company’s Chief Executive Officer, has significant real estate experience in various areas and has been a partner with the Sponsor for over ten years. He has expansive knowledge of the real estate industry and relationships with chief executives and other senior management at numerous real estate companies. Mr. Carter brings a unique and valuable perspective to our board of directors.

Todd Sakow is our Chief Financial Officer and Treasurer. He also is the Chief Financial Officer and Treasurer of Carter/Validus Advisors, LLC. He has served in each position since August 2010. Mr. Sakow has more than eight years of real estate and tax experience in the REIT industry and is a Certified Public Accountant. From January 2002 until July 2010 Mr. Sakow worked for American Land Lease, Inc. (formerly NYSE: ANL). From January 2006 through July 2010 he served as its Vice President of Finance, from April 2003 through January 2010 he served as Tax Director and from January 2002 through January 2006 he served as Assistant Corporate Controller. Mr. Sakow’s responsibilities included SEC reporting, REIT tax compliance, and treasury management functions. Prior to joining American Land Lease, Inc., Mr. Sakow was a senior auditor at Ernst & Young, LLP from June 1999 through January 2002. Mr. Sakow received a B.S. in Accounting and a Masters in Accounting from the University of Florida, in 1997 and 1999, respectively.

Lisa Drummond has been our Secretary since 2009. She also is Chief Operating Officer and Secretary of Carter/Validus Advisors, LLC. Ms. Drummond has more than 20 years of real estate experience involving real estate accounting, asset management, property management and financial analysis. Ms. Drummond joined Carter & Associates in January 2000 as a Vice President in its Transaction Services Group, as part of the merger of Newport Partners LLC and Carter & Associates. In such capacity, Ms. Drummond’s responsibility and focus is on all aspects of asset management, financial analysis, and acquisition and financing, including overseeing the due diligence work and support for acquisition and disposition transactions. From December 2003 to December 2009, Ms. Drummond has been actively involved in the acquisition and financing process of over $3.5 billion in real estate transactions. Prior to the merger with Carter & Associates, Ms. Drummond was with Newport Partners LLC since July 1996, serving as its Controller. Prior to joining Newport Partners LLC in July 1996, Ms. Drummond worked with JPI Multifamily for two years and Anterra Realty Corporation for five years, both of which are located in Dallas, Texas. Ms. Drummond obtained a Bachelor’s degree in Accountancy from the University of Missouri in Columbia, Missouri in 1985.

Mario Garcia, Jr. has been one of our directors since 2009. He also is a member of the Investment Management Committee of Carter/Validus Advisors, LLC. Mr. Garcia has more than 13 years of real estate experience. Mr. Garcia is the President and Chief Executive Officer of Electrostim Medical Services, Inc., a company that he founded in June 1995, and has served in such capacities since its inception. Mr. Garcia also founded Validus Group Partners Ltd. in 2004, which develops and manages real estate in Florida, and has served as its Chief Executive Officer since its inception. Validus Group Partners Ltd. is one of the principals of our Sponsor. As the Chief Executive Officer of Validus Group Partners Ltd., Mr. Garcia manages over $25 million in real estate assets in the retail, office and industrial property sectors, as well as in raw land. In addition, Mr. Garcia is one of the founding board members and is Chairman of the board of directors of Gulfshore Bank, a local community bank in Tampa, Florida focusing on small to medium size companies. He is also an active participant on the Finance Committee, and is the Chairman, of the National Hispanic Scientist of the Year Committee. He is also a member of Vistage (formerly TEC), a national networking group and leadership organization consisting of Chief Executive Officers. Mr. Garcia and his companies also support News in Education, Adopt-A-School Program, The Kids’ Wish Network, The Special Olympics, Florida Institute of Community Studies, Junior Achievement, and Cattle Baron’s Ball, a charity event sponsored by the American Cancer Society. Mr. Garcia was selected to serve as a director because he is a partner in the company’s Sponsor. He has significant knowledge of, and relationships within, the real estate community, due in part to his experience in founding a real estate development and management company over six years ago, as well as his founding and operating his other businesses. Mr. Garcia’s experience provides strong financial and operational expertise to our board of directors.

Jonathan Kuchin, CPA has been one of our independent directors since March 2011. Mr. Kuchin has more than 29 years of experience in public accounting, focusing on public companies and their financial and tax issues, including initial public offerings, public financings, mergers and acquisitions, compensation issues (i.e. options, warrants, phantom stock, restricted stock), and implementation and compliance with the Sarbanes-Oxley Act of 2002 (“SOX”). On June 30, 2010, Mr. Kuchin retired as a tax partner from PricewaterhouseCoopers (“PwC”). At retirement, he was a real estate tax partner in the New York City office, where he focused on public and private REIT clients and on SEC reporting aspects of public REITs including accounting for income taxes and uncertainty of income taxes as well as compliance with SOX. He served in that capacity from June 2006 until his retirement date. From September 2004 to June 2006, Mr. Kuchin was a tax service partner for large corporations at PwC in the New York City office, where he focused on PwC audit clients and their issues relating to accounting for income taxes, compliance with SOX, deferred tax studies, first SEC filings and conversion to GAAP. Prior to June 2006, Mr. Kuchin served as the tax partner in charge of the PwC Seattle office and focused his practice on large public companies and the issues related to SEC filings, accounting for income taxes, SOX, and all other tax issues for public companies. In addition to his client responsibilities in Seattle, he managed the tax practice of 85 tax professionals including partners specializing in international tax, state and local tax, financial service tax and private companies. From October 1988 to July 1997, when he was admitted to the Coopers and Lybrand partnership, Mr. Kuchin held various positions with Coopers & Lybrand. Mr. Kuchin is associated with the American Institute of Certified Public Accountants. Mr. Kuchin obtained a Bachelor’s degree in Business Economics from the University of California, Santa Barbara in March of 1981. Mr. Kuchin was selected to serve as an independent director because of his significant real estate experience with education facilities and his expansive knowledge in the public accounting and real estate industries.

Randall Greene has been one of our independent directors since 2010. He has over 30 years of experience in real estate management, mortgage banking, construction and property development. Mr. Greene served as Vice President of Charter Mortgage Co., and as President of its subsidiary, St. John’s Management Company, from 1975 to 1977, in which he managed more than 3500 multifamily units and 300,000 square feet of commercial and retail space throughout Florida. He also was President and Chief Executive Officer of Coastland Corporation of Florida (formerly Nasdaq: CLFL), a community developer in Florida, from 1976 to 1986, in which he supervised the development of more than 2000 acres of residential and commercial properties, the construction of more than 500 homes and a number of commercial and retail developments. From 1986 to 1993, Mr. Greene was the President and a director of Beggins—Greene, Inc., which was the principal developer of Symphony Isles, a waterfront global community in Apollo Beach, Florida. From 1992 to 1995, Mr. Greene was a consultant for Eastbrokers, in which he consulted on, among other purchases, the acquisition of one of the largest dairy plants in the world, located in Krakow, Poland. Mr. Greene currently serves as the Managing Partner and a director for Greene Capital Partners, LLC, an investment and advisory firm, and has been in this position since 1999, as well as President and a Director of ITR Capital Management, LLC, an investment management firm, positions he has held since September 2009. Mr. Greene has been the Florida Chapter Chairman of the Young Presidents’ Organization since 1995, and a member of the World Presidents’ Organization, Tampa Young President’s Organization Forum II, Association for Corporate Growth, Financial Planning Association and the British American Business Council. Since November 2004, Mr. Greene has been an executive coach for 30 Tampa-area CEOs through Vistage Florida. He also has been honored as an Outstanding Young Man of America, as an Alumnus of the Year by Phi Kappa Tau Fraternity and with the Florida Blue Key. Mr. Greene is a Certified Financial Planner and a Registered Investment Advisor. Mr. Green obtained a Bachelor’s degree, with distinction, from Eckerd College in St. Petersburg, Florida in 1986 and a Masters in Business Administration from The Wharton School, University of Pennsylvania in Philadelphia, Pennsylvania in 1988. Mr. Greene was selected to serve as a director due to his knowledge of the real estate and mortgage banking industries and his previous service as the President and Chief Executive Officer of a public company that was a community developer. Mr. Greene’s experience assists the company in managing and operating a public company in the real estate industry.

Ronald Rayevich has been one of our independent directors since 2010. He has been active in residential and commercial real estate and investment management since 1965. Mr. Rayevich spent the bulk of his career with Prudential Insurance Company (now Prudential Financial) from 1965 to 1979 and from 1985 to 1994, last serving as President and Chief Operating Officer of The Prudential Realty Group with responsibility for the management of the insurance company’s then $6.5 billion commercial real estate portfolio. Between 1979 and 1982, he served as Vice President for Investments at Columbia University and from 1982 to 1985 he was Managing Director at Prudential-Bache Securities in the Investment Banking Division. Following early retirement in 1994, he formed Raymar Associates, Inc. in 1995 and continues to remain active as a real estate consultant serving clients throughout the United States. Mr. Rayevich served as a director for Stiles Corporation, a Ft. Lauderdale, Florida based real estate developer and contractor from August 2006 to November 2008. He also currently is serving as an independent director for special purpose entities of Carlyle Realty, L.P., a Washington, DC based real estate investment arm of The Carlyle Group, and has been in this position since 1996, and as a director and advisor to Advance Realty Group and Advance Realty Development, Bedminster, NJ based real estate investment and development companies with properties in New Jersey, Maryland, and Virginia, and has been in this position since 1995. Mr. Rayevich remains an active member of the Urban Land Institute and NAIOP: the Commercial Real Estate Development Association, where he served as a member of the board of directors of the NAIOP Research Foundation until December 31, 2010. In 1997, he served as National Chairman (then called President) of NAIOP and was founder of its National Forums and a founding director and Governor of its research foundation. Mr. Rayevich obtained a Bachelor of Arts in History from The Citadel in Charleston, South Carolina in 1964 and a Masters in Business Administration in Finance from Florida State University in Tallahassee, Florida in 1971. Mr. Rayevich was selected to serve as a director due to his significant experience in the real estate and financial services industries. Mr. Rayevich brings valuable knowledge and insight into our acquisitions and financing of our investments.

Committees of the Board of Directors

Our entire board of directors considers all major decisions concerning our business. However, our charter and bylaws provide that, subject to Maryland law, our board of directors may establish such committees as our board of directors believes appropriate. Our board of directors will appoint the members of the committee in our board of directors discretion, provided a majority of the members of each committee of our board of directors must be comprised of independent directors.

Audit Committee. We have an Audit Committee, which must be comprised of a minimum of two individuals appointed by the board of directors with one member appointed as a chairperson. The Audit Committee must consist entirely of independent members of our board of directors. Currently, the Audit

Committee includes Messrs. Kuchin, Greene and Rayevich, each of whom is an independent director. Mr. Kuchin is designated as the Audit Committee financial expert and serves as the Audit Committee chairman. The Audit Committee, by approval of at least a majority of the members:

•	selects the independent registered public accounting firm to audit our annual financial statements;

•	reviews with the independent registered public accounting firm the plans and results of the audit engagement;

•	approves the audit and non-audit services provided by the independent registered public accounting firm;

•	reviews the independence of the independent registered public accounting firm;

•	considers the range of audit and non-audit fees charged by the independent registered public accounting firm; and

•	reviews the adequacy of our internal accounting controls.

Compensation Committee. Our board of directors believes that it is appropriate for our board of directors not to have a standing Compensation Committee based upon the fact that our executive officers and our non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay compensation directly to our executive officers or our non-independent directors. Our independent directors receive certain compensation from us, which is described in more detail under “Compensation of Directors and Executive Officers.”

Nominating and Corporate Governance Committee. We do not have a separate Nominating and Corporate Governance Committee. We believe that our board of directors is qualified to perform the functions typically delegated to a Nominating and Corporate Governance Committee and that the formation of a separate committee is not necessary at this time. Instead, our full board of directors performs functions similar to those which might otherwise normally be delegated to such a committee, including, among other things, developing a set of corporate governance principles, adopting a code of ethics, adopting objectives with respect to conflicts of interest, monitoring our compliance with corporate governance requirements of state and federal law, establishing criteria for prospective members of our board of directors, conducting candidate searches and interviews, overseeing and evaluating our board of directors and our management, evaluating from time to time the appropriate size and composition of our board of directors and recommending, as appropriate, increases, decreases and changes to the composition of our board of directors and formally proposing the slate of directors to be elected at each annual meeting of our stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10.0% of a registered security of the company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the company. These specified time frames require the reporting of changes in ownership within two business days of the transaction giving rise to the reporting obligation. As of December 31, 2010, none of our securities were registered under the Exchange Act and, therefore, none of our officers or directors were subject to these filing requirements for the year ended December 31, 2010.

Code of Business Conduct and Ethics

Our board of directors has adopted a Code of Business Conduct and Ethics, or the Code of Ethics, that is applicable to all members of our board of directors, our executive officers and our employees. The Code of Ethics covers topics including, but not limited to, conflicts of interest, confidentiality of information, and compliance with laws and regulations. Stockholders may request a copy of the Code of Ethics, which will be provided without charge, by writing to: Carter Validus Mission Critical REIT, 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607, Attention: Secretary. If, in the future, we amend, modify or waive a provision in the Code of Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website, www.cvmissioncriticalreit.com, as necessary.

Item 11.	Executive Compensation.

Executive Officer Compensation

We have no paid employees. Our executive officers are all employees of our Advisor and/or its affiliates, and are compensated by these entities for their services to us. Our day-to-day management is performed by our Advisor and its affiliates. We pay these entities fees and reimburse them for expenses pursuant to our Advisory Agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers and has not included a Compensation Discussion and Analysis in this Annual Report. See Note 4—“Material Related Party Arrangements” of the accompanying consolidated financial statements for a description of the fees payable and expenses reimbursed to our affiliates.

Director Compensation

Our independent directors receive the following forms of compensation:

•

Annual Retainer. Our independent directors receive an annual retainer of $30,000 per year, payable quarterly in arrears. We intend to pay the initial annual retainer to our independent directors by July 2011.

•

Meeting Fees. Our independent directors receive $2,000 for each board of directors or board committee meeting the director attends in person ($2,500 for attendance by the chairperson of the Audit Committee at each meeting of the Audit Committee) and $500 for each meeting the director attends by telephone. If there is a meeting of our board of directors and one or more of its committees in a single day, the fees will be limited to $2,500 per day ($3,000 for the chairperson of the Audit Committee if there is a meeting of such committee).

•

Equity Compensation. On March 18, 2011, we adopted a Restricted Share Plan that provides for the automatic grant of 3,000 restricted shares of our common stock to each of our independent directors on the date of each annual stockholders’ meeting. On March 18, 2011, we issued 3,000 shares of our common stock to each of our independent directors at such time in connection with such independent director’s initial election or appointment to our board of directors. Mr. Ziegelbauer, who was one of our independent directors at such time, was not nominated to serve as a director of the Company. As of March 29, 2011, Mr. Ziegelbauer was no longer a director. None of his shares had vested as of such date, therefore he forfeited the restricted stock held by him. Restricted stock issued to independent directors will vest over a four-year period following the first anniversary on the date of grant in increments of 25% per annum.

•

Other Compensation. We reimburse our directors for reasonable out-of-pocket expenses incurred in connection with attendance at meetings, including committee meetings, of our board of directors. Our independent directors do not receive other benefits from us.

Our non-independent directors do not receive any compensation from us.

The following table sets forth the compensation earned by our directors from us in 2010:

Director Compensation

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensations Earnings ($)	All Other Compensation ($)	Total ($)
John Carter(2)	—	—	—	—	—	—	—
Mario Garcia, Jr.(2)	—	—	—	—	—	—	—
James Ziegelbauer(3)	18,363	—	—	—	—	—	18,363
Randall Greene	18,363	—	—	—	—	—	18,363
Ronald Rayevich	18,363	—	—	—	—	—	18,363

(1)	Consists of the amounts earned described below.

Director	Role	Basic Annual Retainer ($)	Meeting Fees ($)
Carter	Chairman of the Board	—	—
Garcia	Director	—	—
Ziegelbauer	Member, Audit Committee	16,363	2,000
Greene	Member, Audit Committee	16,363	2,000
Rayevich	Member, Audit Committee	16,363	2,000

(2)	Messrs. Carter and Garcia are not independent directors.
(3)	Mr. Ziegelbauer no longer serves as director of the Company.

Compensation Committee Interlocks and Insider Participation

Other than Mr. Carter, no member of our board of directors served as an officer, and no member of our board of directors served as an employee, of the Company or any of its subsidiaries during the year ended December 31, 2010. In addition, during the year ended December 31, 2010, none of our executive officers served as a member of a Compensation Committee (or other committee of our board of directors performing equivalent functions or, in the absence of any such committee, our entire board of directors) of any entity that has one or more executive officers serving as a member of our board of directors or Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table shows, as of March 29, 2011, the number of shares of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5.0% of the outstanding shares of our common stock; (2) our directors; (3) our named executive officers; and (4) all of our directors and named executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes outstanding shares and shares which are not outstanding, but that any person has the right to acquire within 60 days. However, any such shares which are not outstanding are not deemed to be outstanding for the purpose of computing the percentage of outstanding shares beneficially owned by any other person.

Name and Address of Beneficial Owners(1)	Number of Shares of Common Stock Beneficially Owned	Percentage
Carter/Validus REIT Investment Management Company, LLC(2)	20,000	76.92%
John Carter(2)	20,000	76.92%
Todd Sakow	—	—%
Mario Garcia, Jr.(2)	20,000	76.92%
Jonathan Kuchin	—	—%
Randall Greene(3)	3,000	11.54%
Ronald Rayevich(3)	3,000	11.54%

All directors and executive officers as a group (7 persons)(2)	26,000	100.00%

(1)	The address of each beneficial owner listed is 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607.
(2)	Includes 20,000 shares of our common stock owned by our Sponsor, Carter/Validus REIT Investment Management Company, LLC. Carter/Validus REIT Investment Management Company, LLC is directly or indirectly controlled by John Carter and Mario Garcia, Jr. Messrs. Carter and Garcia disclaim beneficial ownership of the shares held by Carter/Validus REIT Investment Management Company, LLC.
(3)	Represents restricted shares of our common stock issued to the beneficial owner in connection with his election to the board of directors.

None of the above shares have been pledged as security.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Relationships Among Our Affiliates

Each of our executive officers and our non-independent directors, Messrs. Carter and Garcia, is affiliated with our Advisor. In addition, each of our executive officers also serves as an officer of our property manager, our dealer manager and/or other affiliated entities.

Carter/Validus REIT Investment Management Company, LLC, or Carter/Validus REIT Investment Management, owns an 85% managing member interest in our Advisor. Strategic Capital Companies, LLC, or Strategic Capital, owns a 15% non-managing member interest in our Advisor. The members of Carter/Validus REIT Investment Management are Mario Garcia, Jr., who is a director of the Company, Robert M. Winslow and Mark Levey. Mr. Garcia owns a 37.16% interest in Carter/Validus REIT Investment Management and Messrs. Winslow and Levey own a 9.57% interest and a 2.81% interest, respectively. The members of Strategic Capital are Patrick J. Miller, Kenneth Jaffe, Dennis M. McDaniel and Robert M. Brandenberger, each of whom owns a 25% interest in Strategic Capital.

Fees and Expenses Paid to Affiliates

The Advisory Agreement entitles our Advisor, our dealer manager and their affiliates to specified compensation for certain services, as well as reimbursement of certain expenses. In the aggregate, for the fiscal year ended December 31, 2010, the Advisor, our dealer manager or their affiliates incurred $1,984,000 on our behalf, as detailed below.

Offering Stage

Selling Commissions

Our dealer manager is entitled to receive selling commissions of up to 7.0% of the gross offering proceeds from the sale of shares of our common stock in connection with the Offering, other than shares of our common stock sold pursuant to the distribution reinvestment plan, or the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010, we did not incur any selling commissions to our dealer manager.

Dealer Manager Fees

Our dealer manager is entitled to receive dealer manager fees of up to 2.75% of the gross offering proceeds from the sale of shares of our common stock in connection with the Offering, other than shares of our common stock sold pursuant to the DRIP. Our dealer manager may re-allow all or a portion of these fees to participating broker-dealers. For the year ended December 31, 2010, we did not incur any dealer manager fees to our deal manager.

Other Organization and Offering Expenses

Our other organization and offering expenses for the Offering were paid by the Advisor or its affiliates on our behalf. The Advisor or its affiliates will be reimbursed for actual expenses (including selling commissions and dealer management fees) borne by us up to 15% of the gross offering proceeds from the sale of shares of our common stock in the Offering. For the year ended December 31, 2010, we incurred $1,882,000 in offering and organization expenses to our Advisor and its affiliates.

Operational Stage

Acquisition Fees; Asset Management Fees; Sourcing Fee

We will pay to the Advisor or its affiliates an acquisition fee of 2% of the contract purchase price as compensation for each property or asset acquired and a 2% fee of the amount advanced with respect to a mortgage loan. In connection with the management of our assets, our Advisor or its affiliates will also receive a fee equal to one-twelfth of 1.0% of the cost of our assets, which includes the purchase price, acquisition expenses, and other customarily capitalized costs, but excludes acquisition fees. Pursuant to the terms of our Advisory Agreement, as amended, we will defer the amount of asset management fees that in a particular period would be equal to that amount by which distributions exceed the modified funds from operations. For the year ended December 31, 2010, we did not incur any acquisition fees to our Advisor.

In addition, if the Advisor sources a property that we acquire, and if the property, net of all fees and expenses, will have a yield that is reasonably expected to generate modified funds from operations, or MFFO, sufficient to fully cover an 8.0% distribution, then we will pay the Advisor a sourcing fee of up to 1% of the contract purchase price of each such property acquired. For the year ended December 31, 2010, we did not incur any such fees.

Reimbursement of Acquisition Expenses

The Advisor or its affiliates are reimbursed for acquisition expenses incurred in connection with the selection and acquisition of properties or other real estate-related investments, such as legal fees and expenses, costs of real estate due diligence, appraisals, non-refundable option payments on property not acquired, travel and communication expenses, accounting fees and expenses and title insurance premiums, whether or not the property was acquired. As of December 31, 2010, the Advisor incurred approximately $85,000 in acquisition expenses on our behalf, which we plan on repaying when we acquire our first property, in accordance with the Advisory Agreement.

Property Management and Leasing Fees

In connection with the rental, leasing, operation and management of our properties, the Advisor or its affiliates are paid aggregate fees equal to (a) 3.0% of gross revenues from the properties managed and (b) with respect to multi-tenant properties, 4.0% of the gross revenues from the properties managed. We may also pay Carter Validus Real Estate Management Services, an affiliate of our Advisor, a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fees customarily charged in arms’ length transactions by others rendering similar services. In addition, we will reimburse the property manager and its affiliates for property-level expenses that any of them pay or incur on our behalf. For the year ended December 31, 2010, we did not incur any property management or leasing fees to the Advisor or its affiliates.

Construction Management Fee

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, we may pay Carter Validus Real Estate Management Services, the Sponsor of our Advisor, up to 5% of the cost of the projects, repairs and/or rehabilitation, as applicable. For the year ended December 31, 2010, we did not incur any construction management fees.

Operating Expenses

We reimburse our Advisor or its affiliates for operating expenses incurred in rendering services to us, subject to the limitation that we cannot reimburse our Advisor for any amount by which our operating expenses (including the asset management fee) in the four immediately preceding fiscal quarters exceeds the greater of (1) 2% of our average invested assets or (2) 25% of our net income, as defined in our Advisory Agreement, (the “Excess Amount”) unless our independent directors have determined that such excess expenses are justified based on unusual and non-recurring factors that they deem sufficient. Our operating expenses for the four quarters ended December 31, 2010, exceeded the Excess Amount. On March 18, 2011, our board of directors, including all independent directors, determined that the Excess Amount was justified based on unusual and non-recurring factors. For the year ended December 31, 2010, the Advisor incurred operating expenses on our behalf of approximately $17,000.

Liquidation/Listing Stage

Disposition Fees

If the Advisor or its affiliates provide a substantial amount of services (as determined by a majority of our independent directors) in connection with the sale of properties, we will pay the Advisor or its affiliates a disposition fee, up to the lesser of 2.0% of the contract sales price and one-half of the total brokerage commission paid if a third-party broker is also involved. However, the amount of disposition fees paid will not exceed the lesser of 6% of the contract sales price and a reasonable, customary and competitive real estate commission in light of the size, type and location of the property. For the year ended December 31, 2010, we did not incur any disposition fees.

Subordinated Participation in Net Sale Proceeds

The Advisor will receive 15% of the remaining net sale proceeds after return of capital contributions plus payment to investors of an 8% annual cumulative non-compounded return on the capital contributed by investors. This subordinated participation is payable only if we are not listed on an exchange. For the year ended December 31, 2010, the Advisor did not participate in net sale proceeds.

Subordinated Incentive Listing Fee

The Advisor will receive 15% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an 8% annual cumulative, non-compounded return to investors. We have the option to pay the subordinated incentive listing fee in the form of stock, cash, a promissory note or any combination thereof. The subordinated incentive listing fee is payable only if we are not listed on an exchange. For the year ended December 31, 2010, we did not incur any such subordinated incentive listing fee.

Subordinated Termination Fee

Upon termination of the Advisory Agreement, the Advisor will be entitled to a subordinated termination fee. In addition, the Advisor may elect to defer its right to receive a subordinated termination fee until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event (as defined in the Advisory Agreement) occurs. For the year ended December 31, 2010, we did not incur any such fees.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2010:

Entity	Fee	December 31, 2010
Due to Advisor	General and administrative expenses	$16,864

Policies and Procedures for Transactions with Related Persons

In order to reduce or eliminate certain potential conflicts of interest, (A) our charter contains a number of restrictions relating to (1) transactions we enter into with our Sponsor, our directors and our Advisor and its affiliates, and (2) certain future offerings, and (B) the Advisory Agreement contains procedures and restrictions relating to the allocation of investment opportunities among entities affiliated with the Advisor. These restrictions include, among others, the following:

•

We will not purchase or lease properties from our Sponsor, the Advisor, any of our directors, or any of their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value, as determined by an independent appraiser. We will not sell or lease properties to our Sponsor, the Advisor any of our directors, or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•

We will not make any loans to our Sponsor, the Advisor, any of our directors, or any of their respective affiliates, except that we may make or invest in mortgage loans involving our Sponsor, the Advisor, our directors or their respective affiliates, if such mortgage loan is insured or guaranteed by a government or government agency or provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. Our Sponsor, the Advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•

The Advisor and its affiliates will be entitled to reimbursement, at cost, at the end of each fiscal quarter for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse the Advisor at the end of any fiscal quarter for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the four consecutive fiscal quarters then ended exceeded the greater of (i) 2% of our average invested assets for such period or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period.

•

If an investment opportunity becomes available that is deemed suitable, after the Advisor’s and our board of directors’ consideration of pertinent factors, for both us and one or more other entities affiliated with the Advisor, and for which more than one of such entities has sufficient uninvited funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. In determining whether or not an investment opportunity is suitable for more than one such entity, the Advisor and our board of directors shall examine, among others, the following factors:

•	the anticipated cash flow of and the cash requirements of each such entity;

•	the effect of the acquisition both on diversification of each program’s investments by type of property, geographic area and tenant concentration;

•	the policy of each program relating to leverage of properties;

•	the income tax effects of the purchase to each program;

•	the size of the investment; and

•	the amount of funds available to each program and the length of time such funds have been available for investment.

If a subsequent development, such as a delay in the closing of the acquisition or construction of a property, causes any such investment, in the opinion of the Advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with the Advisor or its affiliates will make the investment. Our board of directors, including our independent directors, has a duty to ensure that the method used by the Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is reasonable and applied fairly to us.

We will not accept goods or services from our Sponsor, the Advisor, our directors, or any of their or its affiliates or enter into any other transaction with our Sponsor, the Advisor, our directors, or any of their affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence

We have a five-member board of directors. Our charter provides that a majority of the directors must be “independent directors.” Two of our directors, John Carter and Mario Garcia, Jr., are affiliated with us and we do not consider them to be independent directors. Our three other directors qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with the Sponsor or the Advisor by virtue of: (1) ownership of an interest in our Sponsor, the Advisor or any of their affiliates; (2) employment by our Sponsor, the Advisor or any of their affiliates; (3) service as an officer or director of our Sponsor, the Advisor or any of their affiliates; (4) performance of services, other than as a director, for us; (5) service as a director or trustee of more than three REITs organized by our Sponsor or advised by the Advisor; or (6) maintenance of a material business or professional relationship with our Sponsor, the Advisor or any of their affiliates. A business or professional relationship qualifies as “material” per se if the aggregate gross revenue derived by the director from our Sponsor, the Advisor or their affiliates exceeds 5% of either the director’s annual gross revenue, derived from all sources, during either of the last two years or the director’s net worth on a fair market value basis. An indirect association includes circumstances in which a spouse, parent, child, sibling, mother-or father-in-law, son-or daughter -in-law or brother-or sister-in-law of the director is or has been associated with our Sponsor, our advisor, any of their affiliates or us.

Each of our independent directors would also qualify as independent under the rules of the New York Stock Exchange and our Audit Committee members would qualify as independent under the New York Stock Exchange’s rules applicable to Audit Committee members. However, our stock is not listed on the New York Stock Exchange.

Item 14.	Principal Accounting Fees and Services.

Ernst & Young LLP, or Ernst & Young, has served as our independent auditors since February 20, 2010 and audited our consolidated financial statements as of December 31, 2009 and 2010 and for the period from December 16, 2009 (Date of Inception) through December 31, 2009 and the year ended December 31, 2010. Ernst & Young has been selected as the independent auditors of the company for the current year.

The following table lists the fees for services rendered by our independent auditors for the period from December 16, 2009 (Date of Inception) through December 31, 2009 and the year ended December 31, 2010:

	Year Ended December 31, 2010(1)	Period Ended December 31, 2009(1)
Audit fees(2)	$172,986	$30,000
Audit-related fees(3)	21,825	—
Tax fees(4)	3,000	—
All other fees(5)	—	—

Total	$197,811	$30,000

(1)	These costs are not recorded in the financial statements of the Company as of December 31, 2010 or 2009 because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received by the Company.
(2)	These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by Ernst & Young in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

(3)	These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestations services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes-Oxley Act of 2002.
(4)	These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except these services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
(5)	All other fees relate to fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since March 23, 2010 (the date on which our registration statement on Form S-11 was first filed with the SEC), the Audit Committee pre-approves all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(b) of the Exchange Act and the rules and regulations of the SEC.

All services rendered by Ernst & Young for the period from March 23, 2010 through December 31, 2010, were pre-approved in accordance with the policies and procedures described above.

Auditor Independence

The Audit Committee has considered whether the provision of the above noted services is compatible with maintaining our independent registered public accounting firm’s independence and has concluded that the provision of such services has not adversely affected the independent registered public accounting firm’s independence.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedule:

All schedules have been omitted as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2010 and for the Period from December 16, 2009 (date of inception) through December 31, 2009	F-4
Consolidated Statements of Stockholder’s Equity for the Year Ended December 31, 2010 and for the Period from December 16, 2009 (date of inception) through December 31, 2009	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2010 and for the Period from December 16, 2009 (date of inception) through December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2010, and for the period from December 16, 2009 (date of inception) through December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the year ended December 31, 2010, and for the period from December 16, 2009 (date of inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Atlanta, GA

March 31, 2011

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
ASSETS
Cash	$202,000	$200,000

Total assets	$202,000	$200,000

LIABILITIES AND STOCKHOLDER’S EQUITY
Payables to relates parties	$16,894	$—
Accrued liabilities	49,092	—

Total liabilities	65,986	—
Stockholder’s equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 and 200,000,000 shares authorized at December 31, 2010 and December 31, 2009, respectively; 20,000 shares issued and outstanding	200	200
Capital in excess of par value	199,800	199,800
Accumulated loss	(65,326)	—

Total stockholder’s equity	134,674	200,000
Noncontrolling interests	1,340	—

Total equity	136,014	—

Total liabilities and stockholder’s equity	$202,000	$200,000

The accompanying notes are an integral part of these statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2010	For the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
Expenses:
General and administrative	$65,986	$—

Total operating expenses	65,986	—

Consolidated net loss	(65,986)	—
Net loss attributable to noncontrolling interests	660	—

Net loss attributable to Carter Validus Mission Critical REIT, Inc.	$(65,326)	$—

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000

Net loss per common share:
Basic and diluted	$(3.27)	$—

The accompanying notes are an integral part of these statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock		Capital in Excess Of Par	Accumulated Loss	Noncontrolling Interests	Total Stockholder’s Equity
	Shares	Amount
Balance, December 16, 2009	—	$—	$—	$—	$—	$—
(Date of Inception) Issuance of common stock, net	20,000	200	199,800	—	—	200,000

Balance, December 31, 2009	20,000	200	199,800	—	—	200,000
Issuance of noncontrolling interests	—	—	—	—	2,000	2,000
Accumulated loss	—	—	—	(65,326)	(660)	(65,986)

Balance, December 31, 2010	20,000	$200	$199,800	$(65,326)	$1,340	$136,014

The accompanying notes are an integral part of these statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2010	For the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
Cash flows from operating activities:
Consolidated net loss	$(65,986)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities	65,986	—

Net cash used in operating activities	—	—

Cash flows from financing activities:
Proceeds from issuance of common stock	—	200,000
Contributions for noncontrolling interests in Operating Partnership	2,000	—

Net cash provided by financing activities	2,000	200,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,000	200,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	200,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,000	$200,000

The accompanying notes are an integral part of these statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a newly formed Maryland corporation that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes during the taxable year ending December 31, 2011, or the first year in which the Company commences material operations. As of December 31, 2010, the Company had not begun principal operations. Substantially all of the Company’s business is expected to be conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”), formed on December 29, 2009. The Company is the sole general partner of the Operating Partnership and Carter/Validus Advisors, LLC (the “Advisor”) is the initial limited partner of the Operating Partnership. On December 30, 2009, the Company issued 20,000 shares of common stock to Carter/Validus REIT Investment Management Company, LLC, a Delaware limited liability company (the “Sponsor”), at a purchase price of $10.00 per share for an aggregate purchase price of $200,000. The Company contributed the proceeds from that sale to the Operating Partnership for 20,000 general partnership units of the Operating Partnership.

The Company is offering for sale a maximum of 150,000,000 shares of common stock (exclusive of 25,000,000 shares of common stock to be made available pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share, subject to certain volume and other discounts, on a “best efforts” basis pursuant to a registration statement on Form S-11 filed with the Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Offering”) (Commission File Number: 333-165643).

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services, LLC, an affiliate of the Advisor, (“Carter Management”) serves as the Company’s property manager. SC Distributors, LLC, an affiliate of the Advisor, (“SC Distributors”), serves as the dealer manager of the Offering. These entities receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

The Company was formed to invest primarily in quality income-producing commercial real estate, with a focus on the data center, medical and educational sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities, in other real estate entities. The Company also may originate or invest in real estate debt. The Company expects real estate debt originations and investments to be focused on first mortgage loans, but also may include real estate-related bridge loans, mezzanine loans and other forms of debt.

As of December 31, 2010, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. In addition, as of December 31, 2010, the Advisor had not identified any properties or other investments in which there was a reasonable probability that the Company or the Operating Partnership would invest.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires the Company to make estimates and assumptions that affect the amounts reported in the balance sheets and the accompanying notes. Actual results could materially differ from those estimates.

Principles of Consolidation and Basis of Presentation

As of December 31, 2010, the Company had not begun its principal operations. The consolidated financial statements include the accounts of the Company and the Operating Partnership. All intercompany accounts and transactions were eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. On December 31, 2010, the Company’s cash on deposit was 100% within the federally insured limits. There were no restrictions on the use of the Company’s cash as of December 31, 2010.

Real Estate Investments

Depreciation

Real estate costs related to the acquisition, development, construction and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company will consider the period of future benefit of an asset in determining the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25 – 40 years
Building improvements	10 – 25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Acquired Assets

In accordance with Accounting Standards Codification (“ASC”) No. 805, Property, Plant and Equipment, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (1) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining noncancelable terms of the respective leases. Acquisition costs will generally be expensed as incurred.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates, and (ii) the property valued as if vacant. The Company’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by the Company in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases.

The Company also will consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, the Company also will include real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the expected lease-up periods. The Company also will estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

The total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on the Company’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by the Company in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of the lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to income or expense in that period.

Impairment of Long Lived Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset.

Rents and Other Receivables

The Company will evaluate the collectability of amounts due from tenants at each balance sheet date and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

Noncontrolling Interest in Operating Partnership

The Company is the sole general partner of the Operating Partnership. The Company consolidates the Operating Partnership and reports unaffiliated partners’ interests in the Operating Partnership as noncontrolling interests. Noncontrolling interests are reported within the equity section of the consolidated balance sheets, and amounts attributable to controlling and noncontrolling interests are reported separately in the consolidated statements of operations and consolidated statements of stockholder’s equity.

Revenue Recognition

The Company will recognize minimum rent, including rental abatement, concessions and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes and other recoverable costs in the period the related expenses are incurred.

Interest income from any loans receivable the Company may purchase or originate will be recognized based on the contractual terms of the debt instrument. Fees related to the buy down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method.

Accounting for Stock-based Compensation

The Company will account for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.

Net Loss Per Share

The Company calculates basic net loss per share by dividing net loss for the period by weighted-average shares of its common stock outstanding for that period. As of December 31, 2010, the Company had 20,000 weighted-average shares of common stock outstanding.

Deferred Financing Cost

Deferred financing costs will be capitalized and amortized over the term of the related debt using the effective interest method.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2011, or the first year in which the Company commences material operations. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”).

Other Organization and Offering Costs

Organization and offering expenses include all expenses (other than sales commissions and the dealer manager fee) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges of the Company’s escrow holder, due diligence expense reimbursements to participating broker-dealers included in detailed and itemized invoices and amounts to reimburse the Advisor for its portion of the salaries of the employees of its affiliates who provide services to the Advisor and other costs in connection with administrative oversight of the offering and marketing process and preparing supplemental sales materials, holding educational conferences, attending retail seminars conducted by broker-dealers. The Company will reimburse the Advisor and its affiliates for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of the gross offering proceeds. If the Company does not raise the minimum amount of the Offering, the Advisor will not be reimbursed for organization and offering expenses. The Advisor had incurred organization and offering costs on behalf of the Company totaling $1,882,000, as of December 31, 2010. These costs will be recognized in the consolidated financial statements when the Company becomes obligated to reimburse such costs.

Comprehensive Income

The Company’s comprehensive income is equal it to its net income reported in the accompanying consolidated statements of operations.

Concentration of Credit Risk

At December 31, 2010, the Company had no cash on deposit in excess of federally insured levels. The Company limits investment of cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on cash.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2011, or the first year in which the Company commences material operations. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported in the financial statements. Taxable income, generally, will differ from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the year ended December 31, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance, which would reduce the provision for income taxes.

As of December 31, 2010, the Company had approximately $14,000 of deferred tax assets related to expenses not yet deductible. This amount is fully allowed for as the Company does not expect to realize the tax benefit due to the expectation that the Company will qualify for REIT status for the tax year ending December 31, 2011.

Interest

Interest is charged to expense as it accrues. No interest costs were capitalized during the period ended December 31, 2010.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board, or FASB, issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is included in ASC Topic 810, Consolidation (“ASC Topic 810”). The updated guidance in ASC Topic 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics, among others: (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity, or the right to receive benefits from the entity, that could potentially be significant to the VIE. Under the updated guidance in ASC Topic 810, ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE are required. The updated guidance in ASC Topic 810 is effective as of the beginning of an entity’s first annual reporting period that begins after November 15, 2009. The adoption of the updated guidance within ASC Topic 810 did not have any impact on the Company’s results of operations or financial condition.

Note 3—Stockholder’s Equity

General

In accordance with the Company’s Articles of Incorporation, as amended (the “Charter”), the Company may issue up to 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, distributions as may be authorized by the Company’s board of directors, to receive all assets available for distribution to stockholders in accordance with the Maryland General Corporation Law and to all other rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences, preemptive, conversion, exchange, sinking fund or redemption rights. As of December 31, 2010, the Company had 20,000 shares of common stock issued and outstanding.

The Charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of redemption of each class of stock so issued. As of December 31, 2010, no shares of the Company’s preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan (the “DRIP”) through which the Company’s stockholders, and, subject to certain conditions set forth in the DRIP, any stockholder or partner of any other publicly offered limited partnership, real estate investment trust or other real estate program sponsored by the Advisor or its affiliates, may elect to purchase shares of the Company’s common stock with distributions from the Company or distributions from such other programs. The Company will discontinue sales of shares under the DRIP on the earlier of two years from the effective date of the Offering, and the date the Company sells all the shares registered for sale under the DRIP, unless the Company elects to extend such date. The Company may reallocate the shares of common stock between the primary offering and the DRIP.

Participants purchasing shares pursuant to the DRIP will have the same rights as stockholders with respect to shares purchased under the DRIP and will be treated in the same manner as if such shares were issued pursuant to the Offering. No dealer manager fees or selling commissions will be paid with respect to shares purchased pursuant to the DRIP. At its discretion, the Company may amend, suspend or terminate the DRIP or a participant’s individual participation in the DRIP upon ten days’ notice.

Share Repurchase Program

The Company’s share repurchase program (the “Share Repurchase Program”) provides eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company subject to certain restrictions and applicable law. Specifically, state securities regulators impose investor suitability standards that establish specific financial thresholds that must be met by any investor in certain illiquid, long-term investments, including non-listed REIT shares. The Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. The purchase price of the shares pursuant to the Share Repurchase Program will be as set forth below until the Company has established an estimated value of the shares. The Company does not currently anticipate obtaining appraisals for its investments and, accordingly, the estimated value of investments should not be viewed as an accurate reflection of the fair market value of the investments nor will they represent the amount of net proceeds that would result from an immediate sale of the assets. The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of the Offering. Prior to that time, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, as defined in the Share Repurchase Program, the price per share that the Company will pay to repurchase shares of common stock pursuant to the Share Repurchase Program will be as follows:

Share Purchase Anniversary	Repurchase Price as a Percentage of Price Paid
Less than 1 year	No Repurchase Allowed
1 year	92.5%
2 years	95.0%
3 years	97.5%
4 years	100.0%

A stockholder must have beneficially held the shares for a least one year prior to offering them for sale through the Share Repurchase Program, subject to the right of the board of directors to waive the one-year holding requirement in the event of death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory distribution requirement under a stockholder’s IRA. No selling commissions or dealer manager fees are payable in connection with the Share Repurchase Program.

The Company’s board of directors, at its sole discretion, may choose to suspend or terminate the Share Repurchase Program, or reduce or increase the number of shares purchased under the Share Repurchase Program, if it determines that the funds allocated to the Share Repurchase Program are needed for other purposes, such as the acquisition, maintenance or repair of properties, or for use in making a declared distribution. The board of directors, in its sole discretion, may reject any request for repurchase, change the purchase price or otherwise amend the terms of, suspend or terminate the Share Repurchase Program. Funding for the Share Repurchase Program will come exclusively from proceeds received from the sale of shares under the DRIP and other operating funds, if any, as the board of directors, in its sole discretion may reserve for this purpose. There is a risk that the funds set aside for the Share Repurchase Program will not be sufficient to accommodate all requests made each year. However, a stockholder may withdraw the request at any time or ask that the Company honor the request when funds become available. The Company will honor pending repurchase requests on a pro rata basis.

A stockholder or his or her estate, heir or beneficiary may present shares to the Company for repurchase fewer than all of the shares then-owned. Repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA, must be made within 180 days of such event.

Shares that the Company purchases under the Share Repurchase Program will have the status of authorized but unissued shares. Shares acquired through the Share Repurchase Program will not be reissued unless they are first registered with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise issued in compliance with such laws.

Distributions

After the Company raises the minimum offering amount, it intends to make regular cash distributions to stockholders. It is the Company’s intent to fund such distributions from cash flow from operations. However, if the Company is unable to do so, it will look to other sources including borrowings, advances from the Advisor, the Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements, and offering proceeds. The board of directors will determine the amount of the distributions to stockholders. The board’s determination will be based on a number of factors, including funds available from operations, capital expenditure requirements, requirements of Maryland law and the annual distribution requirements necessary to maintain the Company’s REIT status under the Code. As a result, the distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT under the Code, the Company must make distributions equal to at least 90% of its “REIT taxable income” (excluding net capital gain) each year. As of December 31, 2010, the Company had not paid any distributions to its stockholders.

Note 4—Material Related Party Arrangements

Certain affiliates of the Company will receive fees and compensation on connection with the Offering, and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Offering, will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. SC Distributors may reallow all or a portion of its selling commissions to participating dealer-dealers. In addition, up to 2.75% of gross offering proceeds before reallowance to participating broker-dealers will be paid to SC Distributors as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. As of December 31, 2010, the Company did not make any payments to SC Distributors for selling commissions or dealer-manager fees.

The Advisor, or its affiliates, will be reimbursed for organization and offering cost it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. As of December 31, 2010, the Advisor had incurred organization and offering costs of approximately $1,882,000, on behalf of the Company. These costs are not included in the consolidated financial statements of the Company because such costs are not a liability of the Company until the subscriptions for the minimum number of shares of common stock are received by the Company.

The Company will pay the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company originates or acquires. In addition, the Company will reimburse the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expense are limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. As of December 31, 2010, the Advisor had incurred approximately $85,000 in acquisition expenses, on behalf of the Company. These costs are not included in the consolidated financial statements of the Company because, as of December 31, 2010, the Company had not purchased any assets. The Company will repay the Advisor for these costs and record the amount in its consolidated financial statements when it acquires its first property. As of December 31, 2010, the Company did not incur an advisory fee to the Advisor or its affiliates.

The Company will pay the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee will be payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. As of December 31, 2010, the Company did not incur an asset management fee to the Advisor.

If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of December 31, 2010, the Company did not incur a disposition fee or subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of December 31, 2010, the Company did not incur a listing fee.

The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “Excess Amount”). The Company will not reimburse for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. The Company’s operating expenses for the four quarters ended December 31, 2010, exceeded the Excess Amount. On March 18, 2011, the board of directors, including all independent directors, determined that the Excess Amount was justified based on unusual and non-recurring factors. For the year ended December 31, 2010, the Advisor incurred operating expenses on our behalf of approximately $17,000. As of December 31, 2010, the Company had not reimbursed the Advisor for any expenses.

The Company expects to pay Carter Management, its property manager, leasing and management fees of the Company’s properties. Such fees are expected to equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse Carter Management and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the property manager and its affiliates except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. Carter Management and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay Carter Management an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay Carter Management, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property The Company may pay Carter Management a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. As of December 31, 2010, the Company had not paid Carter Management leasing and management fees.

Shares Purchased by Affiliates

The Company’s dealer manager has agreed to sell up to 5.0% of the shares of the Company’s common stock offered in the primary offering to persons to be identified by the Company at a discount from the public offering price. The Company will sell shares in this “friends and family” program at $9.30 per share, reflecting the fact that selling commissions will be waived in the amount of $0.70 per share and will not be payable in connection with such sales. Further, in the sole discretion of SC Distributors, the dealer manager fee payable to SC Distributors in connection with such sales may be waived in full or in part, resulting in a fee of less than $0.275 per share. The Company intends to use the “friends and family” program to sell shares of the Company’s common to certain investors identified by the Company, including investors who have a prior business relationship with the Company’s Sponsor, such as real estate brokers, joint venture partners and their employees, title insurance company executives, surveyors, attorneys and similar individuals, as well as the Company’s directors and officers and the officers and employees of the Advisor and their family members (including spouses, parents, grandparents, children, siblings, mother- or father- in laws, son or daughter-in-laws and brother-or sister-in laws) or other affiliates. The Company also may sell shares to participating broker-dealers, their retirement plans and their representatives and family members, IRA’s and qualified plans of their representatives. The net proceeds to the Company from the sale of shares of its common stock to persons identified by the Company pursuant to the friends and family program will be substantially the same as the net proceeds received by the Company from other sales of shares of its common stock. The executive officers, directors and other affiliates, as well as investors who have purchased shares pursuant to the friends and family program will be expected to hold shares purchased as stockholders for investment and not with a view towards resale. The shares purchased by the Advisor or its affiliates will not be entitled to vote on any matter presented to the stockholders relating to directors or the Advisor or any of their affiliates. With the exception of the 20,000 shares initially sold to the Company’s Sponsor in connection with the Company’s organization, no director or officer of the Company or the Advisor or any affiliate may own more than 9.8% in value or number of the Company’s outstanding common stock.

Note 5—Conflicts of Interest

All of the Company’s executive officers and some of its directors are also executive offers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the dealer manager and other Sponsor affiliated entities. Through Sponsor affiliated entities, these persons also serve as investment advisers to investors in real estate and real estate-related assets. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Advisor, the dealer manager or its sponsor’s affiliates will face are (1) the determination of whether an investment opportunity should be recommended to the Company or another Sponsor affiliated entity; (2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company or another Sponsor affiliated entity, and the activities in which they are involved; (3) the fees received by the Advisor and its affiliates in connection with the transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided by the Company; and (4) the fees received by the Advisor, the dealer manager, and its sponsor’s affiliates in connection with the Company’s public offering of equity securities.

Note 6—Economic Dependency

The Company is dependent on the Advisor and the dealer manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 7—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2010, there were, and currently there are no material pending legal proceeds known to be contemplated against us.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. The Company intends to take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties we acquire.

Note 8—Selected Quarterly Financial Data (Unaudited)

Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2010. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$—	$—	$—	$—
Net loss	—	—	—	(65,326)
Basic and diluted net loss per share	$—	$—	$—	$(3.27)

Note 9—Subsequent Events

Amendment to Amended and Restated Advisory Agreement

On March 29, 2011, the Company entered into an amendment (the “First Amendment”) to the Amended and Restated Advisory Agreement dated November 26, 2010, by and among the Company, the Operating Partnership and the Advisor. The First Amendment revises and clarifies certain fees and expenses payable to the Advisor. Pursuant to the terms of the First Amendment, the Company will defer the amount of asset management fees that in a particular period would be equal to that amount by which distributions exceed the modified funds from operations. In addition, the First Amendment provides that the Company will reimburse the Advisor for organization and offering expenses but only to the extent that such reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by the Company to exceed 15% of the gross proceeds raised by the Company in the Offering. As of March 29, 2011, the Advisor has incurred approximately $2,073,000 in organizational and offering costs on behalf of the Company and the Company has not reimbursed the Advisor for such costs incurred. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds.

The independent directors of the Company reviewed the provisions of the First Amendment, as well as the performance of the Advisor, and determined that the compensation to be paid to the Advisor pursuant to the First Amendment is reasonable in relation to the nature and quality of the services to be performed by the Advisor, and that such compensation is reasonable and within acceptable limits.

Modification to the Share Repurchase Program

On March 18, 2011, the board of directors of the Company approved and adopted certain amendments to the Company’s Share Repurchase Program. Pursuant to the requirements of the Share Repurchase Program, the board of directors may amend the share Repurchase Program upon 30 days prior notice to the Company’s stockholders. The Company may notify stockholders of such developments in its annual report, including this Annual Report on Form 10-K. Accordingly, effective April 30, 2011, the amended Share Repurchase Program supersedes and replaces the Share Repurchase Program as previously in effect.

Automatic Purchase Share Program

On March 18, 2011, the Company modified the Automatic Purchase Share Program (the “Automatic Purchase Program”), which allows the Company’s stockholders to make cash investments of $100.00 or more in additional shares of the Company’s common stock at a discount, so long as the stockholder meets certain eligibility requirements. The Company will pay dealer manager fees and selling commissions in connection with sales under the Automatic Purchase Program to the same extent that the Company pays those fees and commission on shares sold in the Offering outside of the Automatic Purchase Program.

Stock Incentive Plan

Effective March 18, 2011, the Company approved and adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (the “2010 Plan”), pursuant to which the Company has the power and authority to grant restricted or deferred stock awards to persons eligible under the 2010 Plan. The Company has authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. No person can be granted stock incentives under the 2010 Plan covering an aggregate number of shares in excess of 250,000 in any calendar year. The 2010 Plan may be amended by the board of directors at any time to the extent that the board of directors deems necessary or appropriate. The 2010 Plan will be in effect until terminated by the board of directors. The board of directors may terminate the 2010 Plan at any time.

Pursuant to the terms of the 2010 Plan, restricted share awards entitle the recipient to common stock from the Company under terms that provide for vesting over a specified period of time or upon attainment of pre-established performance objectives. Such awards would typically be forfeited with respect to the unvested shares upon the termination of the recipient’s employment or other relationship with the Company. Restricted shares may not, in general, be sold or otherwise transferred until restrictions are removed and the shares have vested. Holders of restricted shares may receive cash dividends prior to the time that the restrictions on the restricted shares have lapsed. Any dividends payable in common stock will be subject to the same restrictions as the underlying restricted shares.

In accordance with the 2010 Plan, on March 18, 2010, the Company granted 3,000 restricted shares of common stock to each of the independent directors of the Company in connection with each independent director’s initial election or appointment to the board of directors. The 2010 Plan also provides for an annual grant of 3,000 restricted shares of common stock to each of the independent directors in connection with such independent director’s subsequent re-election to the board of directors, provided, such independent director is an independent director of the Company as of the date of his or her re-election and has continually served as an independent director of the Company during such annual period. Restricted stock issued to independent directors of the Company will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

Election of Directors

On March 29, 2011, the Company held its 2011 annual meeting of stockholders and elected its directors who will hold office until the 2012 annual meeting of stockholders and until his or her successor is elected and qualifies.

Charter Amendment

The Company amended its charter (the “Charter Agreement”). The Charter Amendment was filed with the Maryland State Department of Assessments and Taxation and became effective on March 30, 2011. The primary purpose of the Charter Amendment was to prohibit reimbursements by the Company for costs of personnel of the Advisor or its affiliates to the extent such personnel perform services in connection with services for which the Advisor receives acquisition fees, advisory fees and/or real estate commissions.

Subscriptions

As of March 29, 2011, the Company had subscriptions for approximately 111,000 shares of our common stock for gross proceeds of $1,107,000. Pursuant to the terms of the Offering, the Company is required to deposit all subscription proceeds in escrow until it receives subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 31, 2011	By	/s/ JOHN CARTER
John Carter
Chief Executive Officer and President

Date: March 31, 2011	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN CARTER John Carter	Chief Executive Officer, President and Chairman of Board of Directors (Principal Executive Officer)	March 31, 2011

/s/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	March 31, 2011

/s/ MARIO GARCIA, JR. Mario Garcia, Jr.	Director	March 31, 2011

/s/ JONATHAN KUCHIN Jonathan Kuchin	Director	March 31, 2011

/s/ RANDALL GREENE Randall Greene	Director	March 31, 2011

/s/ RONALD RAYEVICH Ronald Rayevich	Director	March 31, 2011

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not filed registered securities pursuant to Section 12 of the Act.

No proxy material or annual report has been sent to the Company’s stockholders.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from December 16, 2009 (date of inception) to December 31, 2010 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.2	Articles of Amendment (included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.3	Articles of Amendment (included as Exhibit 3.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.5	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.6	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

10.1	Dealer Manager Agreement, dated November 15, 2010 by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (included as Exhibit 1.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.2	Escrow Agreement by and between Carter Validus Mission Critical REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.3	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference)

10.4	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

10.5	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference

10.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

Exhibit No:	Description

10.7	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.8	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

21.1	List of Subsidiaries (included as Exhibit 2.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 9-6 of the Sarbanes-Oxley Act of 2002

**	Furnished herewith.