Form 10-Q
period 2011-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2011-05-11
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Not Applicable

(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑

As of May 9, 2011, there were 284,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

EXHIBIT 10.1

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Cash	$202,000	$202,000
Restricted cash	1,142,000	—

Total assets	$1,344,000	$202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable due to affiliates	$168,153	$16,894
Accrued liabilities	49,092	49,092
Escrowed investor proceeds	1,142,000	—

Total liabilities	1,359,245	65,986
Stockholders’ equity
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 20,000 shares issued and outstanding, respectively	200	200
Capital in excess of par value	200,365	199,800
Accumulated loss	(215,632)	(65,326)

Total stockholders’ (deficit) equity	(15,067)	134,674
Noncontrolling interests	(178)	1,340

Total (deficit) equity	(15,245)	136,014

Total liabilities and stockholders’ equity	$1,344,000	$202,000

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Expenses:
General and administrative	$151,824	$—

Total operating expenses	151,824	—

Consolidated net loss	(151,824)	—
Net loss attributable to noncontrolling interests	1,518	—

Net loss attributable to Carter Validus Mission Critical REIT, Inc.	$(150,306)	$—

Weighted average number of common shares outstanding:
Basic and diluted	20,000	20,000

Net loss per common share:
Basic and diluted	$(7.52)	$—

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in Excess Of Par	Accumulated Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	20,000	$200	$199,800	$(65,326)	$1,340	$136,014
Stock-based compensation	—	—	565	—	—	565
Accumulated loss	—	—	—	(150,306)	(1,518)	(151,824)

Balance, March 31, 2011	20,000	$200	$200,365	$(215,632)	$(178)	$(15,245)

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31, 2011	For the Three Months Ended March 31, 2010
Cash flows from operating activities:
Consolidated net loss	$(151,824)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	565	—
Change in operating assets and liabilities	151,259	—

Net cash from operating activities	—	—
Cash flows from financing activities:
Escrowed investor proceeds liability	1,142,000	—
Escrowed cash	(1,142,000)	—

Net cash provided by financing activities	—	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	202,000	200,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$202,000	$200,000

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2011

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”) is a Maryland corporation that was formed on December 16, 2009, that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.0% partnership interest in the Operating Partnership. Carter Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns 1.0% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, (the “Securities Act”) the Company is offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors (the “Offering”) for a maximum offering of up to $1,738,000,000. The registration statement for the Offering (the “Registration Statement”) was declared effective on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, with a focus on the data center, medical and educational sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC (“SC Distributors”), the affiliated dealer manager of the Offering, and UMB Bank, N.A., as escrow agent (the “Escrow Agreement”), the Company is required to deposit all subscription proceeds in escrow until the Company receives subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. As of March 31, 2011, the Company had not issued any shares of stock in the Offering and had $1,142,000 in investor proceeds held in escrow. In addition, the Company has a special escrow account for subscriptions from residents of Pennsylvania and Tennessee. The conditions of that special escrow account were not satisfied as of March 31, 2011.

As of March 31, 2011, neither the Company nor the Operating Partnership had purchased or contracted to purchase any properties or other investments. In addition, as of March 31, 2011, the Advisor had not identified any properties or other investments in which there was a reasonable probability that the Company or the Operating Partnership would invest.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2011.

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company and the Operating Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2011

Use of Estimates

The preparation of the financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash and Escrowed Investor Proceeds

Pursuant to the terms of the Escrow Agreement, the Company is required to deposit all subscription proceeds in escrow until the Company receives subscription proceeds aggregating $2,000,000 (excluding subscriptions from residents of Pennsylvania and Tennessee, and subscriptions from affiliates). Restricted cash included escrowed investor proceeds of $1,142,000 and $0 for which shares of common stock had not been issued as of March 31, 2011 and December 31, 2010, respectively.

Comprehensive Income

The Company’s comprehensive income is equal to its net income reported in the accompanying condensed consolidated statements of operations.

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-29, Business Combinations, (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of ASU 2010-29 did not have an impact on the Company’s condensed consolidated financial statements.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2011, or the first year in which the Company commences material operations. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders. Because the Company intends to qualify for REIT status for the tax year ending December 31, 2011, it will not benefit from the loss incurred for the year ended December 31, 2010.

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

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the three months ended March 31, 2011 and the year ended December 31, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 3—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2011

Stockholders’ Equity

At March 31, 2011, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of March 31, 2011, the Company had 20,000 shares of common stock issued and outstanding. As of March 31, 2011, no shares of the Company’s preferred stock were issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan.

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. As of March 31, 2011 and 2010, there were 6,000 shares and 0 shares, respectively, of non-vested restricted stock common stock outstanding, but such shares were excluded from the computation of diluted earnings per share as such shares were anti-dilutive during these periods.

Note 3—Stock-based Compensation

On March 18, 2011, the Company adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (the “2010 Plan”), pursuant to which the Company has the authority to grant restricted and deferred stock awards to persons eligible under the 2010 Plan. The Company authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

On March 18, 2011, the Company awarded 9,000 shares of restricted stock to independent board members in connection with their initial election to the board of directors. These shares vest over a period of four years with graded vesting of 25% per year over the requisite service period. The restricted stock awards were issued at fair value on the date of issuance. One director was not re-nominated to serve as a director of the Company; therefore, all 3,000 shares of his restricted stock were forfeited.

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2011	—	$—
Granted	9,000	$10.00
Forfeited	(3,000)	$10.00

Nonvested at March 31, 2011	6,000	$10.00

As of March 31, 2011, there was approximately $59,000 of total unrecognized compensation costs related to nonvested stock-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted average period of four years. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized approximately $1,000 and $0 for the three months ended March 31, 2011 and 2010, respectively, in stock-based compensation expense.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2011

Note 4—Related-Party Transactions and Arrangements

Certain affiliates of the Company will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of the assets of the Company, SC Distributors will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, up to 2.75% of gross offering proceeds before reallowance to participating broker-dealers will be paid to SC Distributors as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. As of March 31, 2011, the Company did not make any payments to SC Distributors for selling commissions or dealer-manager fees.

The Advisor, or its affiliates, will be reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. The Advisor and its affiliates had incurred organization and offering expenses, on behalf of the Company, of approximately $2,257,000 and $1,882,000 as of March 31, 2011 and December 31, 2010, respectively. These expenses are not included in the condensed consolidated financial statements of the Company because, as of March 31, 2011, such expenses were not a liability of the Company until the subscriptions for the minimum number of shares of common stock were received by the Company. Thereafter, the Company will record such expenses up to 15% of gross offering proceeds.

The Company will pay the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company will reimburse the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expense are limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. The Advisor had incurred acquisition expenses, on behalf of the Company, of approximately $108,000 and $85,000 as of March 31, 2011 and December 31, 2010, respectively. These expenses are not included in the condensed consolidated financial statements of the Company because, as of March 31, 2011, the Company had not purchased any assets. The Company will repay the Advisor for these expenses and record the amount in its consolidated financial statements when it acquires its first property. As of March 31, 2011, the Company did not incur an advisory fee to the Advisor or its affiliates.

The Company will pay the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee will be payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. As of March 31, 2011, the Company did not incur an asset management fee to the Advisor. The Advisor will defer asset management fees if the Company’s modified funds from operations (“MFFO”) does not exceed its distributions made to stockholders.

If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of March 31, 2011, the Company did not incur a disposition fee or subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of March 31, 2011, the Company did not incur a listing fee.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2011

The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “Excess Amount”). The Company will not reimburse for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. The Company’s operating expenses for the four quarters ended March 31, 2011, exceeded the Excess Amount. On May 6, 2011, the board of directors, including all independent directors, determined that the Excess Amount was justified based on unusual and non-recurring factors. The Advisor incurred operating expenses on the Company’s behalf of approximately $151,000 as of March 31, 2011. As of March 31, 2011, the Company had not reimbursed the Advisor for any expenses. In addition, the Advisor waived, without recourse, approximately $37,000 in administrative service expenses, including payroll-related expenses.

The Company expects to pay Carter Validus Real Estate Management Services, LLC (the “Property Manager”) the Company’s property manager, leasing and management fees of the Company’s properties. Such fees are expected to equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. As of March 31, 2011, the Company had not paid the Property Manager any leasing and management fees.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of March 31, 2011 and December 31, 2010:

Entity	Fee	March 31, 2011	December 31, 2010
Carter Validus Advisors, LLC	Operating Expenses	$168,153	$16,894

Note 5—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of properties and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 6—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Related-Party Transactions

See Note 4—“Related-Party Transactions and Arrangements” for disclosure of related-party transactions.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2011

Note 7—Subsequent Events

Subscriptions

Pursuant to the terms of the Offering, the Company was required to deposit all subscription proceeds in escrow until it received subscriptions aggregating at least 200,000 shares of common stock for gross proceeds of $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee, and subscriptions from affiliates. As of April 26, 2011, the Company had satisfied these conditions. As of May 9, 2011, the Company had accepted investors’ subscriptions for and issued approximately 249,000 shares of common stock in the Offering, resulting in receipt of gross proceeds of approximately $2,483,000. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania and Tennessee, the conditions of which, to date, have not been satisfied. As of May 9, 2011, the Company had approximately 174,751,000 shares of common stock remaining in the Offering.

Potential Real Investment Acquisition

On April 28, 2011, the Operating Partnership entered into a purchase and sale agreement (the “Purchase and Sale Agreement”) with 3300 Essex, L.P., a Texas limited partnership, which is not affiliated with the Company, its Advisor or affiliates (the “Seller), for the purchase of 100% of the Seller’s interest in an approximately 20,000 square foot data center, constructed in 2005 and renovated as a data center in 2010, located in Richardson, Texas (the “Catholic Health Data Center”). The terms of the Purchase and Sale Agreement provide for a purchase price of $28,940,000, plus closing costs. Pursuant to the Purchase and Sale Agreement, the Operating Partnership will assume all of the Seller’s interest in the net lease between the Seller and Catholic Health Initiatives, a non-profit corporation, which is currently the sole tenant of the Catholic Health Data Center and occupies 100% of such property. The Company expects to purchase the property with proceeds from the Offering of common stock and debt.

Distributions

On May 6, 2011, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of the Company’s first property acquisition and ending on August 31, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the July 2011 and August 2011 periods will be paid in August 2011 and September 2011, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Restricted Stock Award

On May 6, 2011, the Company awarded 9,000 shares of restricted stock to independent board members in connection with their election to the board of directors. These shares vest over a period of four years with graded vesting of 25% per year over the requisite service period. The restricted stock awards were issued at fair value on the date of issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act , and Section 21E of the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2010 as filed with the SEC, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on December 16, 2009 to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center, medical and educational sectors. We are offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan. The net proceeds of our Offering will provide funds to enable us to purchase real estate and other real estate-related investments. As of March 31, 2011, we had not entered into any arrangements to acquire any specific investments. The number of assets we acquire will depend upon the number of shares sold in our Offering and the resulting amount of the net proceeds available for investment, as well as our ability to arrange debt financing. See Item 1A. “Risk Factors” of the Annual Report on Form 10-K as of December 31, 2010, as filed with the SEC.

As of March 31, 2011, we had neither purchased nor contracted to purchase any investments, nor had our Advisor identified any real estate or real estate-related investments in which it was reasonably probable that we would invest.

Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

As of March 31, 2011, we had not commenced significant operations. However, when we commence principal operations we expect our critical accounting policies will relate to investments in real estate assets, allocation of purchase price of acquired assets, valuation of real estate assets, revenue recognition and income taxes.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code and, we intend to be taxed as such beginning with our taxable year ending December 31, 2011, or the first year in which we commence material operations. We have not yet qualified as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

As of March 31, 2011, we had not commenced any significant operations. For the three months ended March 31, 2011, we incurred a net loss of approximately $150,000, which was primarily related to general and administrative expenses, including legal, accounting compliance and board of directors’ fees.

We will reimburse our Advisor, or its affiliates, for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering expenses (other than selling commissions and dealer manager fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred organization and offering expenses on our behalf of approximately $2,257,000 as of March 31, 2011. These expenses are not included in our accompanying condensed consolidated financial statements because, as of March 31, 2011, such expenses were not our liability until the subscriptions for the minimum number of shares of common stock were received by us. Thereafter, we will record such expenses up to 15% of gross offering proceeds.

When recorded by us, other organization expenses will be expensed as incurred and offering expenses will be charged to stockholders’ equity as such amounts will be reimbursed to our Advisor or its affiliates from the gross proceeds of the Offering. For a further discussion of other organization and offering expenses, see Note 4—“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

We will not commence any significant operations until we have issued at least 200,000 shares of common stock pursuant to our Offering. Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and our dealer manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering expenses and to our dealer manager and its affiliates for selling commissions and dealer manager fees.

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

Contractual Obligations

As of March 31, 2011, we did not have any material contractual obligations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 4 to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs. It should be noted, however, that not all REITs calculate FFO the same way, and therefore comparisons with other REITs may not be meaningful. Further, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight line rents and the adjustments of such items related to noncontrolling interests. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2011.

March 31, 2011
Net loss	$(150,306)
Add:
Net loss attributable to noncontrolling interest	(1,518)

FFO and MFFO	$(151,824)

FFO per common share—basic and diluted	$(7.59)

Weighted average common shares outstanding—basic and diluted	20,000

Subsequent Events

For a discussion of subsequent events, see Note 7—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. When we commence significant operations, we expect that the primary market risk to which we will be exposed will be interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings, prepayment penalties and cash flows, and by lowering overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of March 31, 2011, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with, Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2011, were effective, in all material respects, for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as of December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On March 18, 2011, we granted 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our independent directors at such time in connection with their initial election or appointment to our board of directors. Subsequent to the award, one independent director, who was one of our independent directors at such time, was not nominated to serve on the board of directors and thus his 3,000 shares of restricted common stock were forfeited. In addition, on May 6, 2011, we granted 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our independent directors at such time in connection with their election to our board of directors. The shares described in this paragraph were not registered under the Securities Exchange Act of 1934, as amended (the “Securities Act”) and were issued in reliance on Section 4(2) of the Securities Act. There have been no other sales of unregistered securities in the past three months.

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

During the three months ended March 31, 2011, we did not repurchase shares of our common stock under our share repurchase program.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175,000,000 shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150,000,000 shares of common stock for $10.00 per share and 25,000,000 shares of common stock pursuant to our DRIP for $9.50 per share, for a maximum offering of up to $1,738,000,000. As of March 31, 2011, we had received subscriptions for 114,200 shares of our common stock in the Offering. Pursuant to the escrow agreement by and among SC Distributors, LLC (“SC Distributors”), the affiliated dealer manager of the Offering and UMB Bank, N.A., as escrow agent (the “Escrow Agreement”), we were required to deposit all subscription proceeds in escrow until we receive subscriptions aggregating at least $2,000,000, excluding subscriptions from residents of Pennsylvania and Tennessee, and subscriptions from affiliates, therefore, we had not issued any shares of common stock as of March 31, 2011. In connection with the Offering, as of March 31, 2011, we had not incurred any marketing support fees, selling commissions or due diligence expense reimbursements as we had not satisfied the conditions of our Escrow Agreement as of March 31, 2011. As of March 31, 2011, we incurred organization and offering expenses of $2,257,000. The organization and offering expenses are not included in the accompanying condensed consolidated financial statements because such expenses are not our liability until we receive the subscriptions for the minimum number of shares of common stock.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None

Item 6. Exhibits.

The exhibits listed on the Exhibit Index (following the signatures section of this Quarterly Report on Form 10-Q) are filed herewith, or incorporated by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: May 11, 2011	By	/S/ JOHN CARTER
John Carter Chief Executive Officer and President

Date: May 11, 2011	By	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.2	Articles of Amendment (included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.3	Articles of Amendment (included as Exhibit 3.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.5	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.6	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

10.1	Purchase and Sale Agreement, dated April 28, 2011, between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P.

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	Furnished herewith.