Form 10-Q
period 2011-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2011-08-12
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No    ☑

As of August 5, 2011, there were 1,155,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash	$4,164,765	$202,000
Real estate deposits	2,065,000	—

Total assets	$6,229,765	$202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accounts payable due to affiliates	$575,393	$16,894
Accrued liabilities	82,540	49,092

Total liabilities	657,933	65,986
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized, none issued and outstanding, respectively	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized, 687,976 and 20,000 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	6,880	200
Capital in excess of par value	5,863,188	199,800
Accumulated loss	(299,267)	(65,326)

Total stockholders’ equity	5,570,801	134,674
Non controlling interests	1,031	1,340

Total equity	5,571,832	136,014

Total liabilities and stockholders’ equity	$6,229,765	$202,000

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expenses:
General and administrative expenses	$82,426	$—	$234,250	$—

Total operating expenses	82,426	—	234,250	—

Consolidated net Loss	(82,426)	—	(234,250)	—

Net loss attributable to noncontrolling interests	(1,209)	—	309	—

Net loss attributable to Carter Validus Mission Critical REIT, Inc.	$(83,635)	$—	$(233,941)	$—

Weighted average number of common shares outstanding:
Basic and diluted	281,731	20,000	151,589	20,000

Net loss per common share:
Basic and diluted	$(0.30)	$—	$(1.54)	$—

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Capital in Excess of Par	Accumulated Loss	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount
Balance, December 31, 2010	20,000	$200	$199,800	$(65,326)	$1,340	$136,014
Issuance of common stock	667,976	6,680	6,655,211	—	—	6,661,891
Commissions on sale of common and related dealer-manager fees	—	—	(633,406)	—	—	(633,406)
Other offering costs	—	—	(365,877)	—	—	(365,877)
Stock-based compensation	—	—	7,460	—	—	7,460
Accumulated loss	—	—	—	(233,941)	(309)	(234,250)

Balance, June 30, 2011	687,976	$6,880	$5,863,188	$(299,267)	$1,031	$5,571,832

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flow from operating activities:
Consolidated net loss	$(234,250)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,460	—
Changes in operating assets and liabilities	226,070	—

Net cash used in operating activities	(720)	—

Cash flow from investing activities:
Real estate deposits	(2,065,000)	—

Net cash used in investing activities	(2,065,000)	—

Cash flow from financing activities:
Proceeds from issuance of common stock	6,661,891	—
Commissions on sale of common stock and related dealer-manager fees	(633,406)	—

Net cash provided by financing activities	6,028,485	—

Net change in cash	3,962,765	—
Cash - Beginning of period	202,000	200,000

Cash - End of period	$4,164,765	$200,000

Supplemental disclosure of non-cash transactions:
Amounts accrued as due to affiliates:
Increase in offering costs	$365,877	$—

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2011

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”) is a Maryland corporation that was formed on December 16, 2009, that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.95% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns 0.05% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors (the “Offering”) for a maximum offering of up to $1,738,000,000. The registration statement for the Offering (the “Registration Statement”) was declared effective on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities.

Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC (“SC Distributors”), the affiliated dealer-manager of the Offering, and UMB Bank, N.A., as escrow agent (the “Escrow Agreement”), the Company was required to deposit all subscription proceeds from the Offering in escrow until the Company received subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. The Company satisfied these conditions on April 26, 2011. As of June 30, 2011, the Company had issued approximately 668,000 shares of its common stock in the Offering for gross proceeds of approximately $6,662,000 before selling commissions and dealer-manager fees of approximately $633,000. In addition, the Company has a special escrow account for subscriptions from residents of Pennsylvania and Tennessee. The conditions of that special escrow account were not satisfied for Pennsylvania residents as of June 30, 2011. The conditions for Tennessee residents were satisfied on July 27, 2011. As of August 5, 2011, the Company had 173,865,000 shares of common stock remaining in the Offering.

As of June 30, 2011, neither the Company nor the Operating Partnership had purchased any properties or other investments. On April 28, 2011, the Operating Partnership entered into a purchase and sale agreement with 3300 Essex, L.P., a Texas limited partnership, which is not affiliated with the Company, its Advisor or affiliates, for the purchase of 100% of the interest in an approximately 20,000 square foot data center, constructed in 2005 and renovated as a data center in 2010, located in Richardson, Texas (the “Richardson Data Center”). The acquisition of the Richardson Data Center was completed on July 14, 2011. See Note 7 —“Subsequent Events – Property Acquisition.”

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

June 30, 2011

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

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Business Combinations, (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. The adoption of ASU 2010-29 will require such disclosures in the Company’s condensed consolidated financial statements in future periods.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U. S. GAAP and IFRSs (“ASU 2011-04”). ASU 2011-04 amends the fair value measurement and disclosure guidance in ASC 820, Fair Value Measurement, to converge US GAAP and IFRS requirements for measuring amounts at fair value and disclosures requirements. Many of the amendments clarify existing concepts and are generally not expected to result in significant changes to how the Company currently applies the fair value principles. ASU 2011-04 is effective for the Company on January 1, 2012 and its adoption is not expected to have a significant impact on the Company’s financial statements.

Distributions

The Company intends to elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with its taxable year ending December 31, 2011. To qualify and maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP).

On May 6, 2011, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of its first property acquisition and ending on August 31, 2011. On July 14, 2011, the Company acquired the Richardson Data Center, its first property. Therefore, the previously declared distributions began on July 14, 2011, and are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions for each record date in July 2011 and August 2011 would be paid in August 2011 and September 2011, respectively. The distributions will be payable to stockholders from legally available funds therefor. On August 1, 2011, the Company paid distributions of approximately $34,000, which related to distributions declared for each day in the period beginning July 14, 2011 through July 31, 2011. Approximately $18,000 of the distributions were reinvested in the Company’s common stock under its direct reimbursement plan (“DRIP”).

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

June 30, 2011

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2011. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify or maintain its status as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders. Because the Company intends to qualify for REIT status for the tax year ending December 31, 2011, it will not benefit from the loss incurred for the six months ended June 30, 2011 and year ended December 31, 2010.

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

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the six months ended June 30, 2011 and the year ended December 31, 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

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

Stockholders’ Equity

At June 30, 2011, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of June 30, 2011, the Company had approximately 688,000 shares of common stock issued and outstanding. As of June 30, 2011, no shares of the Company’s preferred stock were issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The par value of investor proceeds raised from the Offering will be classified as common stock, with the remainder allocated to capital in excess of par value. The Company’s share redemption program provides that all redemptions during any calendar year, including those upon death or qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan.

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of June 30, 2011 and 2010, there were 15,000 shares and 0 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

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

June 30, 2011

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

On March 18, 2011, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their initial election to the board of directors. One director was not re-nominated to serve as a director of the Company; therefore, all 3,000 shares of his restricted stock were forfeited. In addition, on May 6, 2011, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election, or initial election, as applicable, to the board of directors of the Company. The restricted stock awards were issued at fair value on the date of issuance and vest over a period of four years, with graded vesting of 25% per year over the requisite service period.

A summary of the status of the non-vested shares of restricted stock as of June 30, 2011 and January 1, 2011, and the changes for the six months ended June 30, 2011, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	—	$—
Granted	18,000	10.00
Forfeited	(3,000)	10.00

Non-vested at June 30, 2011	15,000	$10.00

As of June 30, 2011, there was approximately $143,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted average period of 3.8 years from the grant date. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized approximately $7,000 and $0 for the three months ended June 30, 2011 and 2010, respectively, and $8,000 and $0 for the six months ended June 30, 2011 and 2010, respectively, in stock-based compensation expense.

Note 4—Related-Party Transactions and Arrangements

Certain affiliates of the Company will receive fees and compensation in connection with the Offering, the acquisition, management and sale of the assets of the Company. SC Distributors will receive a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, up to 2.75% of gross offering proceeds before reallowance to participating broker-dealers will be paid to SC Distributors as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. As of June 30, 2011, the Company paid SC Distributors approximately $633,000 for selling commissions or dealer-manager fees.

The Advisor, or its affiliates, will be reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. The Advisor and its affiliates had incurred organization and offering expenses, on behalf of the Company, of approximately $3,102,000 and $1,882,000 as of June 30, 2011 and December 31, 2010, respectively. Organization and offering costs incurred by the Advisor and its affiliates become a liability of the Company only to the extent selling commissions, dealer- manager fees and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2011, the Company paid approximately $633,000 in selling commissions and dealer-manager fees and accrued approximately $366,000 of other

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

June 30, 2011

organization and offering expenses, which amount represents the Company’s maximum liability for organization and offering costs as of June 30, 2011. In addition, as of June 30, 2011, all organization and offering expenses (other than selling commissions and dealer-manager fees) had been incurred by the Advisor and its affiliates and no such costs were paid directly by the Company.

The Company will pay the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company will reimburse the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expense are limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. The Advisor had incurred acquisition expenses, on behalf of the Company, of approximately $234,000 and $85,000 as of June 30, 2011 and December 31, 2010, respectively. These expenses are not included in the condensed consolidated financial statements of the Company because, as of June 30, 2011, the Company had not purchased any assets. The Company will repay the Advisor for these expenses and record the amount in its consolidated financial statements when it acquires its first property. As of June 30, 2011, the Company did not incur an advisory fee to the Advisor or its affiliates.

The Company will pay the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee will be payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. As of June 30, 2011, the Company did not incur an asset management fee to the Advisor. The Advisor will defer asset management fees if the Company’s modified funds from operations do not exceed its distributions made to stockholders.

If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of June 30, 2011, the Company did not incur a disposition fee or subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of June 30, 2011, the Company did not incur a listing fee.

The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “Excess Amount”). The Company will not reimburse for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. The Company’s operating expenses for the four quarters ended June 30, 2011 exceeded the Excess Amount. On August 5, 2011, the board of directors, including all independent directors, determined that the Excess Amount was justified based on unusual and non-recurring factors. The Advisor incurred operating expenses on the Company’s behalf of approximately $233,000 as of June 30, 2011. As of June 30, 2011, the Company had not reimbursed the Advisor for any expenses. In addition, the Advisor waived, without recourse, approximately $102,000 in administrative service expenses, including payroll-related expenses.

The Company expects to pay Carter Validus Real Estate Management Services, LLC (the “Property Manager”), the Company’s property manager, leasing and management fees of the Company’s properties. Such fees are expected to equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

June 30, 2011

respect to any particular property The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. As of June 30, 2011, the Company had not paid the Property Manager any leasing and management fees.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of June 30, 2011 and December 31, 2010 (rounded):

Entity	Fee	June 30, 2011	December 31, 2010
Carter/Validus Advisors, LLC and its affiliates	Operating expenses	$154,000	$10,000
Carter/Validus Advisors, LLC and its affiliates	Board of directors’ compensation	55,000	7,000
Carter/Validus Advisors, LLC and its affiliates	Offering costs	366,000	—

		$575,000	$17,000

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

Note 6—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Related-Party Transactions

See Note 4—”Related-Party Transactions and Arrangements” for disclosure of related-party transactions.

Note 7—Subsequent Events

Status of the Offering

As of August 5, 2011, the Company had received and accepted subscriptions for 1,134,000 shares of its common stock or $11,279,000 in gross proceeds, excluding shares of its common stock issued pursuant to its DRIP. As of August 5, 2011, the Company had approximately 173,865,000 shares of common stock remaining in the Offering.

Property Acquisition

On July 14, 2011, the Company, through DC-3300 Essex, LLC (“DC-Essex”), a majority-owned subsidiary of the Operating Partnership formed to acquire, own and manage the Richardson Data Center, completed the acquisition of the property for a purchase price of approximately $28.9 million, plus closing costs. The Company financed the purchase of the Richardson Data Center using a $16,000,000 loan secured by the Richardson Data Center, a $6,000,000 equity investment from an unaffiliated company and the net proceeds from this Offering. The Richardson Data Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro forma financial information.

Joint Venture

In connection with the acquisition of the Richardson Data Center, the Operating Partnership entered into a limited liability company agreement (the “Operating Agreement”) with an unaffiliated investor (the “Investor”). Pursuant to the Operating Agreement, the Investor contributed $6,000,000 to DC-Essex in exchange for a 44.2% ownership interest in DC-Essex. The Operating

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

June 30, 2011

Partnership funded its obligation under the Operating Agreement for an approximately $7,570,000 cash distribution to DC-Essex with net proceeds from the Offering. DC-Essex used the capital contributions to pay for the acquisition of the Richardson Data Center.

Loan Agreement

Also in connection with the acquisition of the Richardson Data Center, DC-Essex entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., as the lender, to obtain a loan in the amount of $16,000,000, which is secured by the Richardson Data Center. The loan agreement provides for (i) a fixed interest rate of 5.10%; (ii) a default interest rate equal to the greater of (x) 5% plus the then applicable interest rate and (y) the prime rate plus 1%; (iii) a maturity date of August 6, 2016; and (iv) other than certain limited exceptions, a prepayment restriction until the earlier of August 1, 2014 or the second anniversary of the date on which the loan is securitized. Once the prepayment restriction lapses, the loan is permitted to be prepaid through defeasance. As of August 5, 2011, the Company had $16,000,000 outstanding under the loan.

Distributions Declared

On August 5, 2011, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2011 and ending on November 30, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the September 2011, October 2011 and November 2011 periods will be paid in October 2011, November 2011 and December 2011, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Distributions Paid

On August 1, 2011, the Company paid its stockholders distributions of approximately $34,000, which related to distributions declared for each day in the period from July 14, 2011 through July 31, 2011, of which approximately $18,000 was reinvested into shares of the Company’s common stock through the DRIP.

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

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc. and the Operating Partnership.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission (the “SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Overview

We were formed on December 16, 2009 to acquire and operate a diversified portfolio of income producing commercial real estate. We are offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “Offering”). The net proceeds of our Offering will provide funds to enable us to purchase real estate and other real estate-related investments. The number of assets we acquire will depend upon the number of shares sold in our Offering and the resulting amount of the net proceeds available for investment, as well as our ability to arrange debt financing. See Item 1A. “Risk Factors” of the Annual Report on Form 10-K as of December 31, 2010, as filed with the SEC.

As of June 30, 2011, we had entered into a purchase and sale agreement to purchase 100% of the interest in an approximately 20,000 square foot net leased data center (the “Richardson Data Center”) for approximately $28.9 million, plus closing costs. We completed the purchase of the Richardson Data Center on July 14, 2011. See Note 7—”Subsequent Events – Property Acquisition” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our accounting policies have been established to conform to GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

As of June 30, 2011, we had not commenced significant operations. However, upon commencing significant operations, we expect our critical accounting policies will relate to investments in real estate assets, allocation of purchase price of acquired assets, valuation of real estate assets, revenue recognition and income taxes. We have no paid employees and are externally advised and managed by our Advisor, which is our affiliate.

Qualification as a REIT

We intend to make an election to be taxed as a REIT under Section 856 through 860 of the Internal Revenue Code and, we intend to be taxed as such beginning with our taxable year ending December 31, 2011. We have not yet qualified as a REIT. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Distributions

On May 6, 2011, our board of directors approved and authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on the closing date of our first property acquisition and ending on August 31, 2011. On July 14, 2011, we acquired the Richardson Data Center, our first property. Therefore, the previously declared distributions began on July 14, 2011, and are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions for each record date in July 2011 and August 2011 would be paid in August 2011 and September 2011, respectively. The distributions will be payable to stockholders from legally available funds therefor. On August 1, 2011, we paid distributions of approximately $34,000, which related to distributions declared for each day in the period from July 14, 2011 through July 31, 2011, of which approximately $18,000 was reinvested into our common stock through our DRIP.

On August 5, 2011, our board of directors authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on September 1, 2011 and ending on November 30, 2011. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the September 2011, October 2011 and November 2011 periods will be paid in October 2011, November 2011 and December 2011, respectively. The distributions will be payable to our stockholders from legally available funds therefor.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—”Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

As of June 30, 2011, we had not commenced any significant operations. For the three and six months ended June 30, 2011, we incurred a net loss of approximately $82,000 and $234,000, which was primarily related to general and administrative expenses, including legal, accounting compliance, SEC reporting compliance and board of directors’ fees.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor and its affiliates incurred organization and offering costs on our behalf of approximately $3,102,000 as of June 30, 2011. Organization and offering costs incurred by our Advisor and its affiliate become a liability of ours only to the extent selling commissions, dealer-manager fees and other organization and offering costs do not exceed 15% of the gross proceeds of the Offering. As of June 30, 2011, we paid approximately $633,000 in selling commissions and dealer-manager fees and accrued approximately $366,000 of other organization and offering costs, which amount represents our maximum liability for organization and offering costs as of June 30, 2011. In addition, as of June 30, 2011, all organization and offering costs (other than selling commissions and the dealer-manager fees) had been incurred by the Advisor and its affiliates and no such costs were paid by us.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor or its affiliates from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 4–“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our sources of funds will primarily be the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds will be for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we will require resources to make certain payments to our Advisor and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

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

Our Advisor will evaluate potential additional investments and will engage in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate-related securities, we may invest the uninvested proceeds in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we may acquire and other investments we will make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

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

Cash Flows

Cash flows used in operating activities for the six months ended June 30, 2011 and 2010, were approximately $1,000 and $0, respectively. For the six months ended June 30, 2011, cash flows used in operating activities related to general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase and operate additional real estate and real estate-related investments.

Cash flows used in investing activities for the six months ended June 30, 2011 and 2010, were approximately $2,065,000 and $0, respectively. For the six months ended June 30, 2011, cash flows used in investing activities related to the payment of real estate deposits. Cash flows from investing activities are dependent upon investment of our Offering proceeds in real estate and real estate-related investments.

Cash flows provided by financing activities for the six months ended June 30, 2011 and 2010, were approximately $6,029,000 and $0, respectively. For the six months ended June 30, 2011, cash flows provided by financing activities related to funds raised from investors in our Offering in the amount of approximately $6,662,000, partially offset by the payment of selling commissions and dealer-manager fees of approximately $633,000. We anticipate cash flows provided by financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase real estate.

Contractual Obligations

On April 28, 2011, we entered into a purchase and sale agreement, which was amended on June 13, 2011, to purchase the Richardson Data Center for approximately $28.9 million, plus closing costs. As of June 30, 2011, we had paid earnest deposits of approximately $2.1 million, which was applied to the purchase price at the closing of the acquisition on July 14, 2011. At June 30, 2011, we were obligated for approximately $26.8 million for the purchase of the Richardson Data Center. The purchase price was paid in its entirety at the closing of the acquisition on July 14, 2011. As of June 30, 2011, we did not have any additional material contractual obligations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 4 – “Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight line rents and the adjustments of such items related to noncontrolling interests in the operating partnership. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

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

The following is a reconciliation of net loss, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2011:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Net loss	$(83,635)	$(233,941)
Add:
Net loss attributable to noncontrolling interest	1,209	(309)

FFO and MFFO	$(82,426)	$(234,250)

FFO per common share—basic and diluted	$(.29)	$(1.54)

Weighted average common shares outstanding—basic and diluted	281,731	151,589

Subsequent Events

For a discussion of subsequent events, see Note 7—”Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. When we commence significant operations, we expect that the primary market risk to which we will be exposed will be interest rate changes, primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. We intend to manage our interest rate risk by limiting the impact of interest rate changes on earnings, prepayment penalties and cash flows, and by lowering overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced real estate operations as of June 30, 2011, we had limited exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with, Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2011, were effective, in all material respects, for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as of December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On May 6, 2011, we granted an aggregate of 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our independent directors at such time in connection with their re-election, or initial election, as applicable, to our board of directors. The shares described in this paragraph were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended June 30, 2011.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended June 30, 2011, we did not repurchase any shares of our common stock under our share repurchase program.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175,000,000 shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150,000,000 shares of common stock for $10.00 per share and 25,000,000 shares of common stock pursuant to our distribution reinvestment plan for $9.50 per share, for a maximum offering of up to $1,738,000,000. As of June 30, 2011, we had received subscriptions for and issued approximately 668,000 shares of our common stock for gross proceeds of approximately $6,662,000 before selling commissions and dealer-manager fees of approximately $633,000. As of June 30, 2011, the net offering proceeds to us, after deducting the total expenses paid, were approximately $6,029,000. We plan to use the net proceeds from the Offering to acquire additional real estate and real estate-related investments.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: August 12, 2011	By:	/S/ JOHN CARTER
John Carter Chief Executive Officer and President

Date: August 12, 2011	By:	/S/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended June 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.2	Articles of Amendment (included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.3	Articles of Amendment (included as Exhibit 3.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.5	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.6	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

10.1	Purchase and Sale Agreement (the “Purchase and Sale Agreement”), dated April 28, 2011, between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P. (included as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on May 11, 2011, and incorporated herein by reference)

10.2	First Amendment to the Purchase and Sale Agreement, dated June 13, 2011, by and between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P.

10.3	Loan Agreement between DC-3300 Essex, LLC and Goldman Sachs Commercial Mortgage Capital, LP., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.4	Limited Liability Company Agreement of DC-3300 Essex, LLC entered into by Carter/Validus Operating Partnership, LP and PAL DC Dallas, LLC, dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.5	Promissory Note entered into by DC-3300 Essex, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.6	Guaranty among Carter/Validus Operating Partnership, LP, Carter and Associates, L.L.C. for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.7	Environmental Indemnity Agreement entered into by Carter/Validus Operating Partnership, LP and Carter and Associates, L.L.C., and DC-3300 Essex, LLC, in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.8	Mortgage Loan Cooperation Agreement entered into by DC-3300 Essex, LLC and Carter/Validus Operating Partnership, LP, and Carter and Associates, L.L.C., in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

10.9	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing made by DC-3300 Essex, LCC to Brian Short for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (previously filed in and incorporated by reference to Registrant’s Current Report on Form 8-K, filed on July 19, 2011)

31.1**	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this filing)

**	Furnished herewith.

***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under these sections.