Form 10-Q
period 2011-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2011-11-10
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

As of October 31, 2011, there were 2,209,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

		Page
PART I.	FINANCIAL INFORMATION	1

Item 1.	Condensed Consolidated Financial Statements (unaudited)	1

	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	1

	Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2011 and 2010 and for the Nine Months Ended September 30, 2011 and 2010	2

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2011	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II.	OTHER INFORMATION	24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	25

Item 4.	(Removed and Reserved)	25

Item 5.	Other Information	25

Item 6.	Exhibits	25

SIGNATURES		26

i

PART 1. FINANCIAL STATEMENTS

Item 1. Condensed Consolidated Financial Statements

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Real estate, net	$30,474,155	$—
Cash	9,455,423	202,000
Other assets	516,412	—

Total assets	$40,445,990	$202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable, net	$15,963,788	$—
Accounts payable due to affiliates	1,112,764	16,894
Accounts payable and accrued liabilities	478,154	49,092
Intangible lease liability, net	1,700,983	—

Total liabilities	19,255,689	65,986
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 1,933,888 and 20,000 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	19,339	200
Additional paid-in capital	16,351,818	199,800
Accumulated deficit	(1,009,996)	(65,326)

Total stockholders’ equity	15,361,161	134,674
Noncontrolling interests in consolidated partnership	5,828,158	—
Noncontrolling interests in Operating Partnership	982	1,340

Total equity	21,190,301	136,014

Total liabilities and stockholders’ equity	$40,445,990	$202,000

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue
Rental income	$614,618	$—	$614,618	$—
Expenses:
Rental expenses	43,890	—	43,890	—
General and administrative expenses	173,733	—	407,983	—
Acquisition related expenses	691,121	—	691,121	—
Depreciation and amortization	185,040	—	185,040	—

Total expenses	1,093,784	—	1,328,034	—

Loss from operations	(479,166)	—	(713,416)	—

Other income (expense):
Interest and other income	560	—	560	—
Interest expense	(197,062)	—	(197,062)	—

Total other income (expense)	(196,502)	—	(196,502)	—

Consolidated net loss	(675,668)	—	(909,918)	—
Net loss attributable to noncontrolling interests in consolidated partnership	171,842	—	171,842	—
Net loss attributable to noncontrolling interests in Operating Partnership	30	—	339	—

Net loss attributable to the Company	$(503,796)	$—	$(737,737)	$—

Weighted average number of common shares outstanding:
Basic and diluted	1,283,504	20,000	536,577	20,000

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.39)	$—	$(1.37)	$—

Distributions declared per common share	$0.16	$—	$0.16	$—

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnership	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2010	20,000	$200	$199,800	$(65,326)	$1,340	$—	$136,014
Issuance of common stock	1,902,220	19,022	18,855,366	—	—	—	18,874,388
Issuance of common stock under the dividend reinvestment program	11,668	117	110,733	—	—	—	110,850
Contributions from noncontrolling interests in consolidated partnership	—	—	—	—	—	6,000,000	6,000,000
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	(19)	—	(19)
Distributions to common stockholders	—	—	—	(206,933)	—	—	(206,933)
Commissions on sale of common stock and related dealer-manager fees	—	—	(1,706,864)	—	—	—	(1,706,864)
Other offering costs	—	—	(1,124,294)	—	—	—	(1,124,294)
Stock-based compensation	—	—	17,077	—	—	—	17,077
Net loss	—	—	—	(737,737)	(339)	(171,842)	(909,918)

Balance, September 30, 2011	1,933,888	$19,339	$16,351,818	$(1,009,996)	$982	$5,828,158	$21,190,301

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Consolidated net loss	$(909,918)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	185,040	—
Amortization of debt issue costs	6,816
Amortization of straight-line rent	(40,632)
Amortization of intangible lease liability	(18,212)	—
Stock-based compensation	17,077
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	429,062	—
Accounts payable and accrued liabilities due to affiliates	25,415	—
Other assets, net	(229,836)	—

Net cash used in operating activities	(535,188)	—

Cash flow from investing activities:
Investment in real estate and other assets	(28,940,000)	—

Net cash used in investing activities	(28,940,000)	—

Cash flow from financing activities:
Proceeds from note payable	16,000,000	—
Payments on note payable	(36,212)	—
Deferred financing costs	(161,163)	—
Distributions to stockholders	(51,333)	—
Proceeds from issuance of common stock	18,874,388	—
Offering costs on issuance of common stock	(1,805,452)	—
Proceeds from noncontrolling interest in consolidated partnership	6,000,000	—
Payments to escrow funds	(91,598)
Distributions to noncontrolling interests in Operating Partnership	(19)	—

Net cash provided by financing activities	38,728,611	—

Net change in cash	9,253,423	—
Cash - Beginning of period	202,000	200,000

Cash - End of period	$9,455,423	$200,000

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$(1,025,706)	$—
Common stock issued through dividend reinvestment plan	$110,850	$—
Distributions declared and unpaid	$(44,749)	$—
Supplemental cash flow disclosures:
Interest paid	$122,400	$—

See Notes to Condensed Consolidated Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

September 30, 2011

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”) is a Maryland corporation that was formed on December 16, 2009, that intends to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.96% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns 0.04% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all majority-owned subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which its stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors (the “Offering”), for a maximum offering of up to $1,738,000,000. The registration statement for the Offering (the “Registration Statement”) was declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities.

As of September 30, 2011, the Company had issued approximately 1,914,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering for gross proceeds of approximately $18,985,000 before selling commissions and dealer-manager fees of approximately $1,707,000. Subscription payments received from Pennsylvania residents will be held in an escrow account until the Company raises an aggregate of $86,875,000 in subscriptions (including sales made to residents of other states). The conditions of that special escrow account were not satisfied for Pennsylvania residents as of September 30, 2011. As of October 31, 2011, the Company had 172,811,000 shares of common stock remaining in the Offering.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2010, and related notes thereto set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2011.

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2011, the Company consolidated the accounts of one investment (the “Consolidated Partnership”).

The accompanying condensed consolidated unaudited financial statements include the accounts of the Company, the Operating Partnership, all wholly-owned subsidiaries and the Consolidated Partnership. All intercompany accounts and transactions have been eliminated in consolidation.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates, perhaps in material ways, and those estimates could be different under different assumptions or conditions.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities when purchased of three months or less to be cash equivalents.

Restricted Cash

Restricted cash consists of escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves, in accordance with the lender’s loan agreement. Restricted cash is reported in other assets on the balance sheet.

Real Estate Investments

Depreciation

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. The Company estimated useful lives of its assets by class as follows:

Building and improvements	25 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, land improvements, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related expenses are expensed as incurred. The Company utilizes market data in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The market data, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities.

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above market and below market lease values are capitalized as intangible lease assets or liabilities. Above market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above market and below market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing market data and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions with regard to the current market rental rates, rental growth rates, capitalization and discount rates, interest rates and other variables. The use of alternative estimates would result in a different assessment of the Company’s purchase price allocations, which could impact the amount of its reported net income (loss).

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses were recorded during the three and nine months ended September 30, 2011.

Fair Value

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

Fair value is defined by ASC 820 as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Depending on the nature of the asset or liability, various techniques and assumptions can be used to estimate the fair value. Assets and liabilities are measured using inputs from three levels of the fair value hierarchy, as follows:

Level 1 — Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3 — Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits, prepaid expenses and mortgage loan deposits and account payable and accrued liabilities – The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Note payable – The fair value is estimated by discounting the expected cash flows on the note at current rates at which management believes similar loans would be made. The estimated fair value and the carrying value of the note payable was approximately $15,964,000 as of September 30, 2011.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments.

Comprehensive Income

The Company’s comprehensive income is equal to its net income reported in the accompanying condensed consolidated statements of operations.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

Recently Issued Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Business Combinations, (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”). ASU 2010-29 specifies that when financial statements are presented, the revenue and earnings of the combined entity should be disclosed as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 is effective for business combinations with acquisition dates on or after January 1, 2011. Required disclosures resulting from the adoption of ASU 2010-29 are set forth in Note 3—“Real Estate Investments.”

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

On May 6, 2011, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of its first property acquisition and ending on August 31, 2011. On July 14, 2011, the Company acquired the Richardson Data Center, its first property. Therefore, the previously declared distributions began on July 14, 2011, and are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. Distributions are aggregated and paid in cash monthly in arrears.

On August 5, 2011, the board of directors of the Company approved and declared a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2011 and ending on November 30, 2011. The distributions are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. Distributions are aggregated and paid in cash monthly in arrears.

As of September 30, 2011, the Company paid distributions of approximately $162,000 ($51,000 in cash and $111,000 in shares of common stock pursuant to the DRIP). The distributions are payable to stockholders from legally available funds therefor.

Income Taxes

The Company intends to elect and qualify to be taxed as a REIT, commencing with its taxable year ending December 31, 2011. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify or maintain its status as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders. Because the Company intends to qualify for REIT status for the tax year ending December 31, 2011, it will not benefit from losses incurred to date.

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

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the nine months ended September 30, 2011 and the year ended December 31, 2010. The

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 6—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

Stockholders’ Equity

At September 30, 2011, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of September 30, 2011, the Company had approximately 1,934,000 shares of common stock issued and outstanding. As of September 30, 2011, no shares of the Company’s preferred stock were issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval. The par value of investor proceeds raised from the Offering is classified as common stock, with the remainder allocated to capital in excess of par value.

Share Repurchase Program

The Company has approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability, are limited to those that can be funded with proceeds raised from the Company’s distribution reinvestment plan. Repurchases of shares of the Company’s common stock are solely at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate.

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of September 30, 2011 and 2010, there were 15,000 shares and 0 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Note 3—Real Estate Investments

Our investments in our consolidated properties consisted of the following as of September 30, 2011 and December 31, 2010 (amounts are rounded):

	September 30, 2011	December 31, 2010
Land	$449,000	$—
Building and improvements	30,210,000	—

	30,659,000	—
Less: accumulated depreciation	(185,000)	—

	$30,474,000	$—

Depreciation and amortization expense for the three months and nine months ended September 30, 2011 was $185,000, and for the three and nine months ended September 30, 2010 was $0.

We reimburse the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of our disinterested directors,

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

including a majority of our independent directors. As of September 30, 2011, the Company incurred acquisition related costs of approximately $691,000, which did not exceed 6.0% of the contract purchase price of the Richardson Data Center.

2011 Property Acquisition

On July 14, 2011, the Company, through DC-Essex, a majority-owned subsidiary of the Operating Partnership formed to acquire, own and manage the Richardson Data Center, completed the acquisition of the property for an aggregate purchase price of $28,940,000. The Company financed the acquisition with a $16,000,000 loan collateralized by the Richardson Data Center, a $6,000,000 equity investment from an unaffiliated company and the net proceeds of the Offering. The acquisition is leased to a single tenant in the healthcare industry. The following table summarizes the purchase price allocation (amounts are rounded):

September 30, 2011
Land	$449,000
Building and improvements	26,350,000
Acquired in-place lease	3,860,000
Acquired below market lease	(1,719,000)

Total purchase price	$28,940,000

The Richardson Data Center recorded revenue for the three and nine months ended September 30, 2011 of $615,000 and a net loss for the three and nine months ended September 30, 2011 of $398,000. The Company expensed $505,000 of acquisition related costs related to the Richardson Data Center for the three and nine months ended September 30, 2011.

The following information summarizes selected financial information of the Company, as if the Richardson Data Center acquisition was completed on January 12, 2011. Prior to January 12, 2011, pro forma data was not available as the property was under development and vacant. The table below presents the Company’s estimated revenue and net loss, on a pro forma basis, for the three and nine months ended September 30, 2011 (amounts are rounded):

	September 30, 2011
	Three Months Ended	Nine Months Ended
Pro forma basis:
Revenue	$729,000	$2,096,000
Net loss attributable to the Company	$(194,000)	$(538,000)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on January 12, 2011, nor does it purport to represent the results of future operations.

Consolidated Partnership

In connection with the acquisition of the Richardson Data Center, the Operating Partnership entered into a limited liability company agreement (the “Operating Agreement”) with an unaffiliated investor (the “Investor”). Pursuant to the Operating Agreement, the Investor contributed $6,000,000 to DC-Essex in exchange for a 44.2% ownership interest in DC-Essex. The Operating Partnership funded its obligation under the Operating Agreement for an approximately $7,600,000 cash contribution to DC-Essex with net proceeds from the Offering. DC-Essex used the capital to pay for the acquisition of the Richardson Data Center. The Richardson Data Center’s profits and losses are allocated in proportion to ownership interest.

The material terms of the Operating Agreement provide for the following: (a) the Operating Partnership will serve as the initial managing member of DC-Essex and will have exclusive and complete responsibility for the operations and management of DC-Essex; provided, however, that the Investor has approval rights over certain major decisions; (b) commencing upon the first anniversary of the Operating Agreement, the Operating Partnership has a call option that requires the Investor to sell its entire equity interest in DC-Essex to the Operating Partnership for $7,500,000, which amount would increase monthly thereafter; (c) distributable cash flow from the Richardson Data Center will be disbursed 100% to the Operating Partnership for the first 12 months and 100% to the Investor thereafter; (d) the net proceeds from a sale of the Richardson Data Center will be disbursed first to the Investor, up to an amount equal to the call option, and thereafter to the

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

Operating Partnership; and (e) after 24 months, the Investor will have the right to appoint the managing member of DC-Essex and the sole discretion to cause the sale of the Richardson Data Center.

Note 4—Identified Intangible Assets and Liabilities

The following summarizes the Company’s identified intangible assets (acquired in place lease value) and intangible liabilities (acquired below-market lease value) as of September 30, 2011:

Balance as of
(Amounts are rounded)	September 30, 2011
In-place lease value:
Gross amount	$3,860,000
Accumulated amortization	(41,000)

Net	$3,819,000

Below-market lease value:
Gross amount	$1,719,000
Accumulated amortization	(18,000)

Net	$1,701,000

Amortization of acquired in-place lease value (a component of depreciation and amortization expense) was approximately $41,000 for the nine month ended September 30, 2011. The expected average remaining life for in-place lease value is 19.4 years as of September 30, 2011. Estimated amortization of in-place lease value as of September 30, 2011, for the three months ended December 31, 2011, and for each of the next four years ending December 31 and thereafter, is as follows:

(Amounts are rounded)
2011	$49,000
2012	196,000
2013	196,000
2014	196,000
2015	196,000
Thereafter	2,986,000

$3,819,000

Amortization of below-market lease value resulted in an increase to rental revenues of approximately $18,000 for the nine month ended September 30, 2011. The expected average remaining life for below-market leases is 19.4 years as of September 30, 2011. Estimated amortization of below-market lease value as of September 30, 2011, for the three months ended December 31, 2011 and for each of the next four years ending December 31 and thereafter, is as follows:

(Amounts are rounded)
2011	$22,000
2012	87,000
2013	87,000
2014	87,000
2015	87,000
Thereafter	1,331,000

$1,701,000

Note 5—Note Payable

On July 14, 2011, in connection with the acquisition of the Richardson Data Center, DC-Essex entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., as the lender, to obtain a loan in the amount of $16,000,000, which is collateralized by the Richardson Data Center. The loan agreement provides for (i) a fixed interest rate of 5.10%; (ii) a default interest rate equal to the greater of (x) 5% plus the then applicable interest rate and (y) the prime rate plus 1%; (iii) a maturity date of August 6, 2016; and (iv) other than certain limited exceptions, a prepayment restricted until the earlier of August 1, 2014 or the second anniversary of the date on which the loan is securitized. Once the prepayment restriction lapses, the loan is permitted to be prepaid through defeasance.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

Note 6—Stock-based Compensation

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

On March 18, 2011, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their initial election to the board of directors. One director was not re-nominated to serve as a director of the Company; therefore, all 3,000 shares of his restricted stock were forfeited. In addition, on May 6, 2011, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election, or initial election, as applicable, to the board of directors of the Company. The restricted stock awards were issued at fair value on the date of issuance and vest over a period of four years. These awards are amortized using the straight-line method over four years.

A summary of the status of the non-vested shares of restricted stock as of September 30, 2011 and January 1, 2011, and the changes for the nine months ended September 30, 2011, is presented in the following table (amounts are rounded):

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	—	$—
Granted	18,000	10.00
Forfeited	(3,000)	10.00

Non-vested at September 30, 2011	15,000	$10.00

As of September 30, 2011, there was approximately $133,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted average period of 3.5 years from the grant date. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized approximately $10,000 and $0 for the three months ended September 30, 2011 and 2010, respectively, and $17,000 and $0 for the nine months ended September 30, 2011 and 2010, respectively, in stock-based compensation expense.

Note 7—Related-Party Transactions and Arrangements

Certain affiliates of the Company received, and expect to continue to receive, fees and compensation in connection with the Offering, the acquisition, management and sale of the assets of the Company. SC Distributors, LLC (“SC Distributors”), the affiliated dealer-manager of the Offering, received, and will continue to receive, a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors received, and will continue to receive, up to 2.75% of gross offering proceeds before reallowance to participating broker-dealers, as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. As of September 30, 2011, the Company paid SC Distributors approximately $1,707,000 for selling commissions and dealer-manager fees.

The Advisor, or its affiliates, will be reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that other organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. The Advisor, or its affiliates, had incurred other organization and offering expenses, on behalf of the Company, of approximately $3,672,000 and $1,882,000 as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, the Company paid approximately $1,707,000 in selling commissions and dealer-manager fees and accrued approximately $1,124,000 of other organization and offering expenses, the total of which represents the Company’s maximum liability for other organization and offering costs as of September 30,

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

2011. As of September 30, 2011, the Company reimbursed the Advisor, or its affiliates, approximately $98,000, or 0.52% of offering proceeds, for other organization and offering costs.

The Company will pay the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company will reimburse the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expense are limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. As of September 30, 2011, the Company paid the Advisor, or its affiliates, acquisition fees of approximately $323,000. In addition, the Company reimbursed the Advisor approximately $181,000 in acquisition expenses, as of September 30, 2011.

The Company will pay the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee will be payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. The Advisor will defer asset management fees if the Company’s modified funds from operations do not exceed its distributions made to stockholders. As of September 30, 2011, the Company incurred $73,000 in asset management fees to the Advisor. As of September 30, 2011, the Advisor deferred $73,000 in asset management fees because the Company’s modified funds from operations do not exceed its distributions.

If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of September 30, 2011, the Company did not incur a disposition fee or subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of September 30, 2011, the Company did not incur a listing fee.

The Company will reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period (the “Excess Amount”). The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. As of September 30, 2011, the Company had incurred total operating expenses in the four consecutive fiscal quarters then ended that exceeded the 2%/25% guidelines by $311,000 (the “Excess Amount”). On November 4, 2011, the board of directors, including all of the independent directors, determined that the Excess Amount was due to unusual and non-recurring factors associated with the start-up costs associated with the Company’s launch, such as non-scalable costs of legal and auditing fees, board of directors’ compensation and other direct general and administrative costs. The board of directors determined that these costs were incurred in late 2010 and early 2011, and that the Company’s capital raise and investments have progressed since then to a satisfactory degree. Therefore, the board of directors deemed the circumstances surrounding the Excess Amount sufficient to justify reimbursing the Advisor for direct expenses, including but not limited to, start-up costs as well as direct general and administrative expenses associated with the organization of the Company and the registration and commencement of the Offering. As of September 30, 2011, the Company had reimbursed the Advisor approximately $208,000 in direct general and administrative expenses, including legal, accounting and board of directors’ compensation, paid by the Advisor on behalf of the Company. The Advisor waived, without recourse, approximately $163,000 in indirect administrative service expenses, including overhead and payroll-related expenses incurred by the Advisor in performance of the services provided to the Company. The Advisor has not agreed to waive any future costs.

The Company pays Carter Validus Real Estate Management Services, LLC (the “Property Manager”) leasing and management fees of the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. As of September 30, 2011, the Company accrued approximately $16,000 and had reimbursed the Property Manager approximately $10,000 in leasing and management fees.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of September 30, 2011 and December 31, 2010 (amounts are rounded):

Entity	Fee	September 30, 2011	December 31, 2010
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$8,000	$10,000
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	73,000	—
Carter Validus Real Estate Management Services, LLC	Property management fees	6,000
Carter/Validus Advisors, LLC and its affiliates	Board of directors’ compensation	—	7,000
Carter/Validus Advisors, LLC and its affiliates	Offering costs	1,026,000	—

		$1,113,000	$17,000

Note 8—Economic Dependency

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

Note 9—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Related-Party Transactions

See Note 7—“Related-Party Transactions and Arrangements” for disclosure of related-party transactions.

Note 10—Subsequent Events

Status of the Offering

As of October 31, 2011, the Company had received and accepted subscriptions for 2,177,000 shares of its common stock or $21,611,000 in gross proceeds, excluding shares of its common stock issued pursuant to its DRIP. As of October 31, 2011, the Company had approximately 172,811,000 shares of common stock remaining in the Offering.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

September 30, 2011

Distributions

On November 4, 2011, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2011 and ending on February 29, 2012. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in the December 2011, January 2012 and February 2012 periods will be paid in January 2012, February 2012 and March 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Renewal of Advisory Agreement

On November 4, 2011, the board of directors, including all independent directors, of the Company, after review of the Advisor’s performance during the last year, renewed the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor, dated November 26, 2010, as amended. The renewal will be for a one-year term and will be effective as of November 26, 2011.

Renewal of Property Management Agreement

On November 4, 2011, the board of directors, including all independent directors, of the Company, after review of the Property Management Agreement by and among the Company, the Operating Partnership and the Property Manager, dated November 12, 2010 (the “Property Management Agreement”), and certain information comparable to other REITs, renewed the Property Management Agreement. The renewal will be for a one-year term and will be effective as of November 12, 2011.

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

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all majority-owned subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC, for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We intend to qualify as a REIT for federal income tax purposes during the year ending December 31, 2011.

We are offering for sale to the public on a “best efforts” basis a minimum of 200,000 shares of common stock and a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “Offering”). The net proceeds of our Offering provide funds to enable us to purchase real estate and other real estate-related investments. The number of assets we acquire will depend upon the number of shares sold in our Offering and the resulting amount of the net proceeds available for investment, as well as our ability to arrange debt financing. See Item 1A. “Risk Factors” of the Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC.

Substantially all of our operations will be conducted through Carter/Validus Operating Partnership, LP (our “Operating Partnership”). We are externally advised by Carter/Validus Advisors, LLC (our “Advisor”), pursuant to an advisory agreement (the “Advisory Agreement”), between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our sponsor, Carter/Validus REIT Investment Management Company, LLC. We have no paid employees.

As of September 30, 2011, we had purchased one real estate property comprising 20,000 square feet of gross leasable area for an aggregate purchase price of approximately $28,940,000. See Note 3—“Real Estate Investments” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies” of the accompanying condensed consolidated financial statements. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K, as filed with the SEC on March 31, 2011.

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

On August 5, 2011, our board of directors approved and authorized a daily distribution to our stockholders of record as of the close of business on each day of the period commencing on September 1, 2011 and ending on November 30, 2011. The distributions will be calculated based on 365 days of the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. Distributions are aggregated and paid in cash monthly in arrears.

As of September 30, 2011, we paid distributions of approximately $162,000 ($51,000 in cash and $111,000 in shares of our common stock pursuant to the DRIP). The distributions are payable to our stockholders from legally available funds therefor.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

We had no results of operations for the three and nine months ended September 2010, and therefore our results of operations for the three and months ended September 30, 2011, and the three and nine months ended September 30, 2010 are not comparable. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Our operating results for the three and nine months ended September 30, 2011 are primarily comprised of income derived from our real estate property, acquisition related expenses related to such purchase and administrative costs.

Rental Income

For the three and nine months ended September 30, 2011, rental income was approximately $615,000 and was primarily comprised of base rent of $529,000, amortization of below market leases and straight-line rent of approximately $59,000 and expense recoveries of approximately $27,000.

As of September 30, 2011, our property was 100% occupied.

Rental Expenses

For the three and nine months ended September 30, 2011, rental expenses were approximately $44,000 and primarily consisted of real estate taxes of approximately $27,000 and property management fees of approximately $16,000.

General and Administrative Expenses

For the three and nine months ended September 30, 2011, general and administrative expenses were approximately $174,000 and $408,000, respectively. During the three months ended September 30, 2011, general and administrative expenses primarily consisted of professional and legal fees of approximately $61,000, board of directors’ fees of approximately $23,000, asset management fees of approximately $73,000, restricted stock compensation of approximately $10,000, and other costs of approximately $8,000. During the nine months ended September 30, 2011 general and administrative expenses primarily consisted of professional and legal fees of approximately $183,000, board of directors’ fees of approximately $103,000, asset management fees of approximately $73,000, restricted stock compensation of approximately $17,000, SEC reporting costs of approximately $15,000, and other costs of approximately $17,000.

Acquisition Related Expenses

For the three and nine months ended September 30, 2011, acquisition related expenses of approximately $691,000 were related primarily to expenses associated with the purchase of the Richardson Data Center, including acquisition fees of $323,000 incurred to our Advisor, or its affiliates.

Depreciation and Amortization

For the three months and nine months ended September 30, 2011, depreciation and amortization was approximately $185,000 and consisted primarily of depreciation on our real estate property of $144,000 and amortization on our identified intangible assets of $41,000.

Interest Expense

For the three and nine months ended September 30, 2011, we incurred interest expense of approximately $197,000 related to our mortgage loan payable.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25%

of the gross offering proceeds. Our Advisor and its affiliates incurred other organization and offering costs on our behalf of approximately $3,672,000 as of September 30, 2011. As of September 30, 2011, we paid approximately $1,707,000 in selling commissions and dealer-manager fees and accrued approximately $1,124,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of September 30, 2011. As of September 30, 2011, we reimbursed the Advisor, or its affiliates, approximately $98,000, or 0.52% of offering proceeds, for other organization and offering costs.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 7–“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of the Offering. However, there may be a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate-related securities, we may invest the uninvested proceeds in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of the Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

Cash Flows

Cash flows used in operating activities for the nine months ended September 30, 2011 and 2010, were approximately $535,000 and $0, respectively. For the nine months ended September 30, 2011, cash flows used in operating activities related to the payment of acquisition related and general and administrative expenses, partially offset by the cash flows provided by our acquisition of the Richardson Data Center. We anticipate cash flows used in operating activities to continue as we purchase additional real estate and real estate related investment until we acquire sufficient properties to generate positive cash flows.

Cash flows used in investing activities for the nine months ended September 30, 2011 and 2010, were $28,940,000 and $0, respectively. For the nine months ended September 30, 2011, cash flows used in investing activities related to the acquisition of our real estate property. Cash flows from investing activities are dependent upon investment of our Offering proceeds in real estate and real estate-related investments.

Cash flows provided by financing activities for the nine months ended September 30, 2011 and 2010, were approximately $38,729,000 and $0, respectively. For the nine months ended September 30, 2011, such cash flows related primarily to funds raised from investors in our Offering of $18,874,000, proceeds for our mortgage loan payable of $16,000,000, and contributions from noncontrolling interests in the consolidated partnership of $6,000,000; offset by principal payments on our mortgage loan payable in the amount of $36,000, deferred financing costs of $161,000, cash distributions to our stockholders of $51,000, offering costs of $1,805,000 and payments to escrow funds of $92,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase additional properties.

Contractual Obligations

As of September 30, 2011, we had approximately $15,964,000 of debt outstanding. See Note 5—“Note Payable” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2011, were (amounts are rounded):

	Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$461,000	$1,001,000	$14,502,000	$—	$15,964,000
Interest payments — fixed rate debt	815,000	1,550,000	1,327,000	—	3,692,000

Total	$1,276,000	$2,551,000	$15,829,000	$—	$19,656,000

Off-Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 7 – “Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2011 (amounts are rounded):

	$0,000,000	$0,000,000	$0,000,000	$0,000,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to the Company	$(504,000)	$—	$(738,000)	$—
Adjustments:
Depreciation and amortization – real estate	185,000	—	185,000	—
Noncontrolling interest’s share of the above adjustment	(82,000)	—	(82,000)	—

FFO	$(401,000)	$—	$(635,000)	$—

Adjustments:
Acquisition related expenses	$691,000	$—	$691,000	$—
Amortization of below market lease	(18,000)	—	(18,000)	—
Amortization of straight-line rent	(41,000)	—	(41,000)	—
Noncontrolling interest’s share of the above adjustments	(197,000)	—	(197,000)	—

MFFO	$34,000	$—	$(200,000)	$—

Weighted average common shares outstanding—basic and diluted	1,284,000	—	537,000	—

Net loss per common share—basic and diluted	$(0.39)	$—	$(1.37)	$—

FFO per common share—basic and diluted	$(0.31)	$—	$(1.18)	$—

Subsequent Events

For a discussion of subsequent events, see Note 10—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

As of September 30, 2011, we had approximately $15,964,000 of fixed rate debt outstanding, and no variable rate debt outstanding. In the future, we expect that we may obtain fixed or variable rate debt financing to fund certain property acquisitions and make other permitted investments, and may be exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows, and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we expect to borrow at primarily fixed rates, or variable rates with the lowest margins available. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with, Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of September 30, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of September 30, 2011, were effective, in all material respects, for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K as of December 31, 2010, as filed with the SEC on March 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2011, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

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

During the three months ended September 30, 2011, we did not repurchase any shares of our common stock under our share repurchase program.

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

As of September 30, 2011, we had received subscriptions for and issued approximately 1,902,000 shares of our common stock (excluding shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $18,874,000 (before selling commissions and dealer-manager fees). As of September 30, 2011, a total of $111,000 in distributions was reinvested in and 12,000 shares of common stock were issued pursuant to the DRIP.

As of September 30, 2011, we had incurred selling commissions of approximately $1,188,000 and dealer- manager fees of approximately $519,000 in connection with our Offering. We had also incurred other offering costs of approximately $1,124,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering. The cost of raising funds in our Offering as a percentage of gross proceeds received in our primary offering will not exceed 9.75%. As of September 30, 2011, net proceeds from the Offering were approximately $16,154,000, including proceeds from the DRIP and after deducting offering expenses.

As of September 30, 2011, approximately $3,573,000 remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

As of September 30, 2011, we had used approximately $7,550,000 in proceeds from our Offering to purchase the Richardson Data Center from an unaffiliated third party, $92,000 for lender required restricted cash accounts to unaffiliated entities, $161,000 for deferred financing costs to unaffiliated entities, $504,000 to pay acquisition related expenses to affiliated entities, $179,000 to pay acquisition related expenses to unaffiliated entities, $208,000 to pay general and administrative expenses to affiliated entities and $98,000 to pay other organization and offering costs to affiliated entities.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: November 10, 2011	By:	/S/ JOHN CARTER
John Carter Chief Executive Officer and President

Date: November 10, 2011	By:	/S/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.2	Articles of Amendment (included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.3	Articles of Amendment (included as Exhibit 3.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on August18, 2011, and incorporated herein by reference)

3.5	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.6	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

10.1	Loan Agreement between DC-3300 Essex, LLC and Goldman Sachs Commercial Mortgage Capital, LP., dated July 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.2	Limited Liability Company Agreement of DC-3300 Essex, LLC entered into by Carter/Validus Operating Partnership, LP and PAL DC Dallas, LLC, dated July 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.3	Promissory Note entered into by DC-3300 Essex, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.4	Guaranty among Carter/Validus Operating Partnership, LP, Carter and Associates, L.L.C. for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.5	Environmental Indemnity Agreement entered into by Carter/Validus Operating Partnership, LP and Carter and Associates, L.L.C., and DC-3300 Essex, LLC, in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.6	Mortgage Loan Cooperation Agreement entered into by DC-3300 Essex, LLC and Carter/Validus Operating Partnership, LP, and Carter and Associates, L.L.C., in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.7	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing made by DC-3300 Essex, LCC to Brian Short for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010; (ii) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited); (iii) the Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2011 (unaudited); (iv) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited); and (v) the Notes to Unaudited Consolidated Financial Statements tagged as blocks of text (included with this filing)

**	Furnished herewith.
***	As provided in Rule 406T of Regulation S-T, this information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liabilities under these sections.