Form 10-K
period 2011-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2012-03-29
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

There is no established market for the Registrant’s shares of common stock. The Registrant is currently conducting an ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers.

As of June 30, 2011, there were approximately 667,976 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $6,680,000, assuming a market value of $10.00 per share.

As of March 27, 2012, there were approximately 5,205,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2012 annual stockholders meeting, which is expected to be filed no later than April 30, 2012, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

Carter Validus Mission Critical REIT, Inc.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT, Inc., other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission (“SEC”). We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company

Carter Validus Mission Critical REIT, Inc. (the “Company”), a Maryland corporation, was incorporated on December 16, 2009, which qualifies and will elect to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) for federal income tax purposes for the taxable year ended December 31, 2011. We were organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. As of December 31, 2011, the Company had completed the acquisition of one data center, located in Richardson, Texas (the “Richardson Data Center”), comprising approximately 20,000 square feet of gross leasable area (“GLA”), for an aggregate purchase price of $28,940,000.

Pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which stockholders may elect to have distributions reinvested in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share, as determined by our board of directors (the “Offering”). The Registration Statement was first declared effective by the SEC on December 10, 2010. As of December 31, 2011, we had received and accepted subscriptions in the Offering for 3,107,419 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $30,873,000. In addition, the Company has special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which, to date, have not been satisfied.

Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP (the “Operating Partnership”), a Delaware limited partnership, formed on December 29, 2009. The Company is the sole general partner of the Operating Partnership and Carter/Validus Advisors, LLC (the “Advisor”) is the initial limited partner of the Operating Partnership. We own 99.98% interest in the Operating Partnership and the Advisor owns 0.02% interest in the Operating Partnership. We expect to own substantially all our real estate properties through our Operating Partnership; however, we may own properties directly through subsidiaries of our Operating Partnership or through other entities. The Advisor is managed by, and is a subsidiary of, Carter/Validus REIT Investment Management Company, LLC (the “Sponsor”).

The Advisor acts as our advisor pursuant to an advisory agreement, as amended (the “Advisory Agreement”). Our Advisor is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our Advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. The Advisory Agreement has a term of one-year and is reconsidered on an annual basis by our board of directors. We have no employees and rely upon our Advisor to provide substantially all of our services.

Substantially all of the Company’s business is managed by the Advisor. Carter Validus Real Estate Management Services, LLC (“Carter Management”), an affiliate of the Advisor, serves as the Company’s property manager. SC Distributors, LLC (“SC Distributors”), an affiliate of the Advisor, serves as the dealer manager of the Offering. These entities receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all consolidated subsidiaries.

Key Developments during 2011 and 2012

•

Pursuant to an escrow agreement by and among us, SC Distributors and UMB Bank, N.A., we were required to deposit all subscription proceeds from the Offering in an escrow account until we received and accepted subscriptions aggregating at least $2,000,000, excluding subscriptions from affiliates and from residents of Pennsylvania and Tennessee. We satisfied these conditions on April 26, 2011. As of March 27, 2012, we had accepted subscriptions in our Offering for 5,184,749 shares of our common stock, or $51,635,162, including shares of common stock issued pursuant to the DRIP.

•

On July 14, 2011, we, through DC-Essex, LLC (“DC-Essex”), a majority-owned subsidiary of our Operating Partnership, completed the acquisition of the Richardson Data Center, consisting of 20,000 square feet, located in Richardson, Texas, for an aggregate purchase price of $28,940,000. We financed the acquisition with a $16,000,000 loan collateralized by the Richardson Data Center, a $6,000,000 equity investment from an unaffiliated entity and net proceeds from the Offering. The Richardson Data Center is 100.0% leased to a single tenant.

•

On January 3, 2012, we, through DC-180 Peachtree, LLC (“DC-180 Peachtree”), an indirect, partially-owned subsidiary of the Operating Partnership, completed the acquisition of a 338,000 square foot leased data center and parking facilities located in Atlanta, Georgia (the “180 Peachtree Data Center”), for an aggregate purchase price of $94,750,000. DC-180 Peachtree is a wholly-owned subsidiary of a joint venture agreement that consists of two joint venture agreements with three non-U.S. institutional investors. The Operating Partnership owns approximately 22.0% and the three institutional investors own an aggregate of approximately 78.0% of the consolidated joint venture interests. We financed the acquisition with a $55,000,000 loan, net proceeds from the Offering and capital contributions from the institutional investors. The acquisition is 100.0% leased to six tenants.

•

On January 13, 2012, we, through HC-2501 W William Cannon Dr, LLC (“HC-2501 Cannon”), a wholly owned subsidiary of our operating partnership, entered into a purchase agreement to purchase a 27,000 square foot integrated medical facility consisting of a surgical center, a diagnostic and radiological center, and a pain management center (the “Stonegate Medical Center”), located in Austin, Texas for an aggregate purchase price of $9,100,000, plus closing costs. The Stonegate Medical Center currently is net leased to three tenants. We expect to finalize the purchase of the Stonegate Medical Center by March 30, 2012.

•

On February 9, 2012, we, through HC-760 Office Parkway, LLC (“HC-760 Office Parkway”), a wholly-owned subsidiary of our Operating Partnership, completed the acquisition of a 22,000 square foot ambulatory surgery center, located in Creve Coeur, Missouri (the “St. Louis Surgical Center”), for an aggregate purchase price of $8,470,000. We financed the acquisition with a $6,375,000 loan and net proceeds from our Offering. The acquisition is 100.0% leased to a single tenant.

•

On March 14, 2012, we, through DC-2775 Northwoods Parkway, LLC (“DC-2775 Northwoods Parkway”), a wholly-owned subsidiary of our Operating Partnership, completed the acquisition of a 33,000 square foot leased data center, located in Norcross, Georgia (the “Northwoods Data Center”), for an aggregate purchase price of $5,300,000. We financed the acquisition with a $3,300,000 loan and net proceeds from our Offering. The acquisition is 100.0% leased to a single tenant.

•

Effective as of May 6, 2011, our board of directors authorized a daily distribution rate of 7.0% per share of common stock, assuming a purchase price of $10.00 per share, to our stockholders of record commencing on the closing date of our first property acquisition and ending on August 31, 2011. On July 14, 2011, we acquired the Richards Data Center, our first property. Therefore, the previously declared distributions began accruing on July 14, 2011 and were calculated on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock. Subsequently, our board of directors authorized a daily distribution at the same annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share, to our stockholders of record as of the close of business on each day beginning on September 2, 2011 and ending on February 29, 2012. On February 24, 2012, our board of directors authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2012 and ending on May 31, 2012. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in March 2012, April 2012 and May 2012 periods will be paid in April 2012, May 2012 and June 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Our principal executive offices are located at 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire well-maintained and well-located, or quality, commercial real estate properties with a focus on the data center and medical sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

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

Investment Strategy

Primary Investment Focus

We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center and medical sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. While we intend to have a balanced portfolio between the various property types at the end of our primary acquisition period, we may not have a balanced portfolio at any particular time. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire are likely to have a purchase price between $10 million and $50 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in the Offering. There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of the Offering that may be invested in a single investment.

Investing in Real Property

Our Advisor uses the following criteria to evaluate potential investment opportunities:

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in multiple high growth sectors, that is, the data center and medical property sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally target properties with lease terms of ten years or longer. We acquired and may continue to, acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

Many data center and medical companies currently are entering into sale-leaseback transactions (as described below) as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.

We incurred, and intend to continue to incur, debt to acquire properties where our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such a greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

Creditworthy Tenants

In evaluating potential property acquisitions, we apply credit underwriting criteria to the existing tenants of such properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. We expect many of the tenants of our properties to be creditworthy national or regional companies with high net worth and high operating income.

A tenant is considered creditworthy if it has a financial profile that our Advisor believes meets our investment objectives. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and the terms at the time of the property acquisition.

A tenant also is considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s of Baa3 or better or credit rating by Standard & Poor’s of BBB- or better, or its payments are guaranteed by a company with such a rating. Changes in tenant credit ratings, coupled with acquisition and disposition activity, may change our concentration of creditworthy tenants from time to time.

Description of Leases

We expect, in most instances, to acquire properties with existing tenant leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants.

We anticipate that a majority of our acquisitions will have lease terms of ten years or longer at the time of the property acquisition. We may acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term.

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

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon recommendation of our Advisor.

In evaluating and presenting investments for approval, our Advisor, to the extent such information is available, considers and provides to our board of directors, with respect to each property, the following:

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

Investing in and Originating Loans

We may originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

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

Acquisition Structure

We expect to continue acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem it to be advantageous. Our focus is on acquiring commercial real estate predominantly in the data center and medical property sectors, but we also may acquire other types of real property, including office, industrial and retail properties.

To achieve our investment objectives, and to further diversify our portfolio, we invested, and may continue to invest, in properties using a number of acquisition structures, which include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire. Further, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.

Joint Ventures

We entered into, and may enter into additional, joint ventures, partnerships and other co-ownership arrangements for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, our Advisor or its affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

We entered into, and may enter into additional, joint ventures in which we have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

Disposition Policies

We intend to hold each asset we acquire for an extended period of time, generally three to five years. However, circumstances may arise that could result in the earlier sale of some of our assets. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. The requirements for qualification as a REIT for federal income tax purposes also will put some limits on our ability to sell assets after short holding periods.

The selling price of a property that is net leased will be determined in large part by the amount of rent payable under the lease and the “sales multiple” applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with sales of our properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by custom in the area in which the property being sold is located and the then-prevailing economic conditions.

Tax Status

We will make an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2011. To qualify or maintain our qualification as a REIT, we must meet certain organizational and operations requirements, including a requirement to currently distribute at least 90.0% of our annual taxable income, excluding net capital gains, to our stockholders. We believe we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2011. As a REIT, we generally will not be subject to federal income taxes on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we would be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to our stockholders.

Distribution Policy

Our board of directors began declaring distributions to our stockholders in July 2011, after we made our first real estate investment. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to qualify and maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Therefore, new investors will be entitled to distributions immediately upon the purchase of their shares. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distribution, we may borrow, issue additional securities or sell assets in order to fund the distributions, or make the distributions out of net proceeds from the Offering. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from net offering proceeds and thus, constitute a return of capital to our stockholders. For the year ended December 31, 2011, we paid dividends in excess of our taxable loss; therefore the distributions were 100.0% return of capital.

See Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions, for further discussion on distribution rates approved by our board of directors.

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

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

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, their affiliates or director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2011, we did not purchase any properties from our Advisor, its affiliates or a director.

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

Affiliated Dealer Manager

Since SC Distributors, our dealer manager, is an affiliate of our Advisor, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Affiliated Property Manager

The properties we acquire are managed and leased by our property manager, Carter Management, an affiliate of our Advisor, pursuant to a property management and leasing agreement. Carter Management serves as a property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees paid to our property manager are based on a percentage of the rental income received by the managed properties.

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

Geographic Concentration

As of December 31, 2011, we owned one property, located in Richardson, Texas, which accounted for 100.0% of our annualized base rent. For a further discussion, see Item 2. Properties of this Annual Report on Form 10-K.

Significant Tenant

As of December 31, 2011, we had one tenant, Catholic Health Initiatives (“CHI”), which accounted for 100.0% of our aggregate annualized base rent, as follows:

Tenant	Annualized Base Rent	Percentage of Annualized Base Rent	Property	GLA (Square Feet)
Catholic Health Initiatives	$2,460,000	100.0%	Richardson Data Center	20,000

Standard & Poor’s has a current long-term rating of various CHI revenue bonds of AA, which is based on CHI’s credit.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are primarily cash and cash equivalents. As of December 31, 2011, we had cash and cash equivalents balances in financial institutions in excess of federally insurable limits. We monitor our cash balances in our operating accounts; however our cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have not experienced a loss or lack of access to cash in our operating accounts.

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

Available Information

We make our annual, quarterly and current reports, as well as our Registration Statement on Form S-11 (File No. 333-165643), and all amendments to those reports and to our registration statement and supplements to our prospectus, available at www.cvmissioncriticalreit.com as soon as reasonably practicable after such materials are electronically filed with the SEC. They are also available for printing by any stockholder upon request. In addition, copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge.

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

We have limited operating history and our stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our Advisor to predict our future results. We were incorporated on December 16, 2009. Therefore, the prior performance of real estate investment programs sponsored by John Carter, Mario Garcia, Jr., Robert Peterson and Robert Winslow and other affiliates of our Advisor may not be indicative of our future results.

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

There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by any one person, unless exempted by our board of directors, which may deter large investors from purchasing our stockholders; shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that stockholders’ shares would not be accepted as the primary collateral for a loan.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Except for investors who purchase shares in the Offering after such time as the prospectus for the Offering is supplemented to describe one or more identified investments, our stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments. Our stockholders must rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining investments on financially attractive terms or at all, or that, if it makes investments on our behalf, our objectives will be achieved. We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. In such event, we may pay all or a substantial portion of our distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow, which may constitute a return on the capital, of our stockholders. Distributions from the proceeds of the Offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of our stockholders’ investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it typically will take at least several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain additional suitable investments for us, we will hold the uninvested proceeds of the Offering in an interest-bearing account or invest such proceeds in short-term, investment-grade investments. If we cannot invest all of the proceeds from the Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and investors may receive less than the amount they initially invested in the Offering.

Our dealer manager has limited experience in public offerings, which may affect the amount of funds it raises in the Offering.

Our dealer manager, SC Distributors, LLC, was formed in March 2009 and has conducted a limited number of other public offerings such as the Offering. This lack of experience may affect the way in which our dealer manager conducts the Offering. In addition, because the Offering is a “best efforts” basis, we may not raise proceeds in the Offering sufficient to meet our investment objectives.

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

The capital and credit markets have been experiencing extreme volatility and disruption for approximately three years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate-related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on our stockholders’ investments. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

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

Our Sponsor has only invested $200,000 in us through the purchase of 20,000 shares of our common stock at $10.00 per share and may not have as much economic incentive as do sponsors who have invested more equity in their companies. Additionally, if we are successful in raising enough proceeds in the Offering to be able to reimburse our Sponsor for our significant organization and offering expenses, our Sponsor will have little exposure to loss in value of our shares. Without this exposure, our stockholders may be at a greater risk of loss because our Sponsor may have less to lose from a decrease in the value of our shares than does a sponsor that makes more significant equity investments in its company.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect our stockholders’ overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders’ interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of the Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return stockholders realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the above-mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to our stockholders upon a liquidity event, any or all of which may have an adverse effect on their investment.

If we are unable to raise substantial funds in the Offering, we will be limited in the number and type of investments we may make and the value of stockholders’ investment in us will fluctuate with the performance of the specific properties we acquire.

We are dependent upon the net proceeds we receive from our Offering to conduct our activities. If we are unable to raise substantially more than the minimum offering amount, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we make. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, subject to our investment policies, we are not limited in the number or size of our investments or the percentage of net proceeds we may dedicate to a single investment. Stockholders’ investment in our shares will be subject to a greater risk to the extent that we lack a diversified portfolio of investments. In addition, our inability to raise substantial funds in the Offering would increase our fixed operating expenses as a percentage of gross income, and our financial condition and ability to pay distributions could be adversely affected.

The offering price for our shares is not based on the book value or net asset value of our current expected investments or our current or expected operating income.

The offering price for our shares is not based on the book value or net asset value of our current or expected investment or our current or expected operating income. Our board of directors does not intend to provide an estimate of the value of our assets until 18 months after the end of the offering period. Until such time as our board of directors determines a reasonable estimate of the value of our assets, the price of our shares is not intended to reflect our per share net asset value.

A high concentration of our properties in a particular geographic area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2011, we owned only one property. In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Messrs. Carter, Garcia, Peterson and Winslow, and Patrick Miller, Michael Seton, Todd Sakow, John McRoberts and William Harlan, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Carter, Garcia, Miller, Seton, Sakow, McRoberts, Harlan, Peterson and Winslow or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

As of December 31, 2011, we had cash and cash equivalents in excess of federally insurable limits. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

Risks Related to Conflicts of Interest

We are subject to conflicts of interest arising out of our relationships with our Advisor and its affiliates, including the material conflicts discussed below. See the “Conflicts of Interest” section of Part I, Item I. of this Annual Report on Form 10-K.

Our Advisor will face conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.

Affiliates of our Advisor have sponsored and may sponsor one or more other real estate investment programs in the future. We may buy properties at the same time as one or more of the other programs sponsored by affiliates of our Advisor and managed by officers and key personnel of our Advisor. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by affiliates of our Advisor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of managers of other programs sponsored by affiliates of our Advisor will act in our best interests when deciding whether to allocate any particular property to us. In addition, we may acquire properties in geographic areas where other programs sponsored by affiliates of our Advisor own properties. Also, we may acquire properties from, or sell properties to, other programs sponsored by affiliates of our Advisor. If one of the other programs sponsored by affiliates of our Advisor attracts a tenant that we are competing for, we could suffer a loss of revenue due to delays in locating another suitable tenant. Stockholders will not have the opportunity to evaluate the manner in which these conflicts of interest are resolved before or after making their investment. Similar conflicts of interest may apply if our Advisor determines to make or purchase mortgage, bridge or mezzanine loans or participations therein on our behalf, since other programs sponsored by affiliates of our Advisor may be competing with us for these investments.

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

Certain of our executive officers and directors, including John Carter, who also serves as the chairman of our board of directors, Mario Garcia, Jr. Todd Sakow and Lisa Drummond, also are officers and/or directors of our Advisor, our property manager, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

If we do not successfully implement our business strategy, we may be unable to generate cash needed to continue to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to the performance fee structure under our Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under our Advisory Agreement, our Advisor or its affiliates are entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments, or to use additional debt when acquiring assets, in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. Our Advisory Agreement requires us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the Advisory Agreement and have not paid our Advisor a subordinated incentive listing fee to our Advisor in connection with the listing of our shares for trading on an exchange. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the termination fee, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the Advisory Agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

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

Our charter permits our board of directors to issue up to 350,000,000 shares of stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of redemption of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Maryland law prohibits certain business combinations, which may make it more difficult for us to be acquired and may limit our stockholders’ ability to exit the investment.

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

After the five-year prohibition, any business combination between a Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

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

Since we are primarily engaged in the business of acquiring real estate, we believe that the Company and most, if not all, of its wholly and majority-owned subsidiaries will not be considered investment companies under

Section 3(a)(1)(A) of the Investment Company Act. If the Company or any of its wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

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

The existing accounting standards for leases require lessees to classify their leases as either capital or operating leases. Under a capital lease, both the leased asset, which represents the tenant’s right to use the property, and the contractual lease obligation are recorded on the tenant’s balance sheet if one of the following criteria are met: (i) the lease transfers ownership of the property to the lessee by the end of the lease term; (ii) the lease contains a bargain purchase option; (iii) the non-cancellable lease term is more than 75% of the useful life of the asset; or (iv) the present value of the minimum lease payments equals 90% or more of the leased property’s fair value. If the terms of the lease do not meet these criteria, the lease is considered an operating lease, and no leased asset or contractual lease obligation is recorded by the tenant.

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB issued an Exposure Draft on August 17, 2010. On July 21, 2011 the FASB and IASB announced their intention to re-issue the existing Exposure Draft. The revised

Exposure Draft is expected sometime in 2012 and is anticipated to propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing our offering proceeds, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders.

If our stockholders do not agree with the decisions of our board of directors, our stockholders only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

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

Because of our holding company structure, we depend on our Operating Partnership and its subsidiaries for cash flow and we will be structurally subordinated in right of payment to the obligations of such operating subsidiary and its subsidiaries.

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We conduct, and intend to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy stockholders’ claims only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.

Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Subject to funds being available, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares (unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability). We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments beginning 18 months after the close of the Offering. We will retain persons independent of us and our Advisor to prepare the estimated value of our shares. Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, the price per share that we will pay to repurchase shares of our common stock will be as follows: (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (the “Incentive Plan”), pursuant to which we have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 shares of our common stock for issuance under the Incentive Plan and have granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s initial election to our board of directors, and 3,000 shares in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, if we:

•	sell shares pursuant to the Offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue additional restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under our Advisory Agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.

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

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms, including without limitation, acquiring our Advisor. There is no assurance that internalizing our management functions will be beneficial to us and our stockholders. An acquisition of our Advisor’s assets could result in dilution of our stockholders’ interests and could reduce earnings per share and funds from operation per share. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, property manager or their affiliates. Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Payment of fees and reimbursements to our Advisor, our dealer manager and their affiliates reduces cash available for investment and distribution.

We pay to our dealer manager up to 9.75% of our gross offering proceeds in the form of selling commissions and a dealer manager fee, much of which is reallowed to participating broker-dealers. We also reimburse our Advisor and its affiliates for organization and offering expenses it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds as on the date of the reimbursement. In addition, we pay substantial fees to our Advisor and its affiliates for the services they provide to us. The payment of these fees and the reimbursements of these expenses reduces the amount of cash available for investment in properties or distribution to stockholders.

We may be unable to pay or maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure our stockholders that we will be able to pay or maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that the securities we buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to qualify for or maintain our REIT status. We may increase borrowing or use proceeds from the Offering to make distributions, each of which could be deemed to be a return of our stockholders’ capital. We may make distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

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

A tenant or a lease guarantor in bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected.

If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.

We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

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

The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or at all, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property.

We may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements. Moreover, in acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would restrict our ability to sell a property.

We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets and a reduction in the value of our stockholders’ shares.

Some of our leases will not contain rental increases over time, or the rental increases may be less than fair market rate at a future point in time. Therefore, the value of the property to a potential purchaser may not increase over time, which may restrict our ability to sell a property, or if we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the property.

We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

A lock-out provision is a provision that prohibits the prepayment of a loan during a specified period of time. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Lock-out provisions could impair our ability to take other actions during the lock-out period that could be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

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

We will carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

While we do not currently intend to do so, we may use proceeds from the Offering to acquire and develop properties upon which we will construct improvements. In such event, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

While we do not currently intend to do so, we may invest in unimproved real property, subject to the limitations on investments in unimproved real property contained in our charter. For purposes of this paragraph, “unimproved real property” is real property which has not been acquired for the purpose of producing rental or other operating income, has no development or construction in process and on which no construction or development is planned in good faith to commence within one year. Returns from development of unimproved properties are also subject to risks associated with re-zoning the land for development and environmental concerns of governmental entities and/or community groups. Although we intend to limit any investment in unimproved property to property we intend to develop, our stockholders’ investment nevertheless is subject to the risks associated with investments in unimproved real property.

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

We will be subject to additional risks of our joint venture partner or partners when we enter into a joint venture, which could reduce the value of our investment.

We have entered and may continue to enter into joint ventures with other real estate groups. The success of a particular joint venture may be limited if our venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if we have a dispute with our joint venture partner, we could incur additional expenses and require additional time and resources from our Advisor, each of which could adversely affect our operating results and our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceeds the percentage of our investment in the joint venture.

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

There may be a substantial period of time before all of the proceeds of the Offering are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

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

Our properties will be subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

In addition, we are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, the continuing instability in the financial markets has limited the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should conditions worsen, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken our stockholders’ return on investment.

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

We are subject to risks inherent in concentrating investments in real estate. These risks resulting from a lack of diversification become even greater as a result of our business strategy to invest to a substantial degree in medical facilities. A further downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in medical facilities.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we have acquired or seek to acquire are medical facilities that may only be suitable for similar medical-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our medical facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and amount available for distributions to our stockholders.

The medical facilities we have acquired or seek to acquire may face competition from nearby hospitals and other medical facilities that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other medical practices in nearby hospitals and other medical facilities. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our medical facilities and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rent payments to us.

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

On February 22, 2012, President Obama signed legislation cancelling a physician pay cut under Medicare for the rest of 2012. The legislation cancels a 27% physician pay cut that was scheduled to take effect March 1, 2012. However, unless Congress acts again, physicians’ Medicare reimbursement will be reduced more than 32% beginning January 1, 2013, which may adversely impact our tenants’ ability to make rental payments.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to managed care payors, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to managed care plans have resulted in an increase in the number of patients whose healthcare coverage is provided under managed care plans, such as health maintenance organizations and preferred provider organizations. In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our medical facilities. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our medical facilities generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need (“CON”) to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could also materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Tenants of our medical facilities are subject to fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which our medical facilities are located may have similar fraud and abuse laws. Investigation by a federal or state governmental body for violation of fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

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

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the

Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. The United States Supreme Court is scheduled to hear oral arguments in March of 2012 regarding the constitutionality of the individual mandate under the healthcare reform legislation and its severability from the remainder of the legislation. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Associated with Investments in the Data Center Property Sector

Our data center properties depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.

A portion of our portfolio of properties consists of technology-related real estate. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

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

Although our tenants generally enter into long-term leases with us and make considerable investments in housing their servers in our facilities, we cannot assure our stockholders that our larger tenants will not choose to develop new data centers or expand any existing data centers of their own. In the event that any of our key tenants were to do so, it could result in a loss of business to us or put pressure on our pricing. If we lose a tenant, there is no guarantee that we would be able to replace that tenant at a competitive rate or at all.

Our data center infrastructure may become obsolete and we may not be able to upgrade our power and cooling systems cost-effectively or at all.

The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we have acquired or may acquire in the future may become obsolete due to the development of new systems to deliver power to or eliminate heat from the servers we will house. Additionally, the data center infrastructure in some of the data centers that we will cure could become obsolete as a result of the development of new server technology that does not require the levels of critical load and heat removal that such facilities may be designed to provide and could, possibly, be run less expensively on a different platform. In addition, the power and cooling systems in data centers are difficult and expensive to upgrade. Accordingly, we may not be able to efficiently upgrade or change these systems in some of our data centers to meet new demands without incurring significant costs that we may not be able to pass on to our tenants. The obsolescence of the power and cooling systems in such data centers could have a material negative impact on our business.

Risks Associated with Debt Financing and Investments

We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which could adversely impact our stockholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

We have acquired and expect to continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we qualify, or maintain our qualification, as a REIT.

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to stockholders. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total “net assets” as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing, following the completion of the Offering, in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations set forth in our charter and the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. We expect that from time to time during the period of the Offering we will seek independent director approval of borrowings in excess of these limitations since we are in the process of raising our equity capital to acquire our portfolio. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to stockholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default, thus reducing the value of our stockholders’ investment. For U.S. federal income tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, we may be unable to pay the amount of distributions required in order to qualify for and maintain our REIT status. We may give full or partial guarantees to lenders of mortgage debt to the entities that own our properties. When we provide a guaranty on behalf of an entity that owns one of our properties, we will be responsible to the lender for satisfaction of the debt if it is not paid by such entity. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any of our properties are foreclosed upon due to a default, our ability to pay cash distributions to our stockholders will be adversely affected which could result in our losing our REIT status and would result in a decrease in the value of our stockholders’ investment.

The current state of debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are currently experiencing volatility as a result of certain factors including the tightening of underwriting standards by lenders and credit rating agencies. This is resulting in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

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

By placing mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance on favorable terms. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.

In connection with providing us financing, certain of our lenders have imposed restrictions on us that affect our distribution, investment and operating policies, or our ability to incur additional debt. Loan documents we have entered or may enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace Carter/Validus Advisors, LLC as our advisor. These or other limitations may adversely affect our flexibility and our ability to achieve our investment and operating objectives. Additionally, such restrictions could make it difficult for us to satisfy the requirements necessary to maintain our qualification as a REIT for U.S. federal income tax purposes.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay distributions to our stockholders.

We have incurred, and expect that we will continue to incur, indebtedness in the future. Although our current borrowings carry a fixed interest rate, to the extent that we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

We will elect to be taxed as a REIT beginning with the taxable year ended December 31, 2011. In order for us to qualify and maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin, LLP, our tax counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of this prospectus. Morris, Manning & Martin, LLP’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to qualify or maintain our status as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To qualify and maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and could result in our inability to acquire appropriate assets.

To obtain and maintain the favorable tax treatment afforded to REITs under the Internal Revenue Code, we generally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

Our stockholders may have current tax liability on distributions they elect to reinvest in our common stock but would not receive cash from such distributions and therefore our stockholders would need to use funds from another source to pay such tax liability.

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their respective tax liability on the value of the common stock received.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even if we qualify and maintain our status as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

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

We have not yet elected to be taxed as a REIT under the Code, although we believed we qualified to make such elections for the taxable year ended December 31, 2011. We will make an election to be taxed as a REIT under Sections 856 through 860 of the Code beginning with our taxable year ended December 31, 2011. To qualify and maintain our status as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Legislative or regulatory action that affects our REIT status could adversely affect the returns to our stockholders.

In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax adviser with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.

The tax rate changes contained in the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 are currently scheduled to expire at the end of 2013. It is widely anticipated that this expiration will provoke a legislative response from Congress for tax years beginning after December 31, 2013. It is impossible to anticipate the effects of any such legislation at this time.

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

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Operating Partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares or upon the payment of a capital gain dividend, which would reduce any gains they would otherwise have on their investment in our shares.

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. The FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.

A foreign investor also may be subject to FIRPTA tax upon the payment of any capital gain dividend by us, which dividend is attributable to gain from sales or exchanges of U.S. real property interests.

There are special considerations that apply to pension or profit-sharing trusts or IRAs investing in shares of our common stock, including potential adverse effects under ERISA and the Internal Revenue Code.

Our management has attempted to structure us in such a manner that we will be an attractive investment vehicle for pension, profit-sharing, 401(k), Keogh and other qualified retirement plans and IRAs. However, in considering an investment in our shares, those involved with making such an investment decision should consider applicable provisions of the Internal Revenue Code and ERISA. While each of the ERISA and Internal Revenue Code issues discussed below may not apply to all such plans and IRAs, individuals involved with making investment decisions with respect to such plans and IRAs should carefully review the items described below, and determine their applicability to their situation. Any such prospective investors are required to consult their own legal and tax advisors on these matters.

In general, individuals making investment decisions with respect to such plans and IRAs should, at a minimum, consider:

•	whether the investment is in accordance with the documents and instruments governing such plan or IRA;

•	whether the investment satisfies the prudence and diversification and other fiduciary requirements of ERISA, if applicable;

•	whether the investment will result in UBTI to the plan or IRA;

•

whether there is sufficient liquidity for the plan or IRA, considering the minimum and other distribution requirements under the Internal Revenue Code and the liquidity needs of such plan or IRA, after taking this investment into account;

•	the need to value the assets of the plan or IRA annually or more frequently; and

•	whether the investment would constitute or give rise to a prohibited transaction under ERISA or the Internal Revenue Code, if applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are located at 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607. We do not have an address separate from our Advisor or our Sponsor.

As of December 31, 2011, we had completed the acquisition of one data center property. The following table presents certain additional information about our property as of December 31, 2011:

Property	Property Location	GLA (Sq Ft)	Ownership Percentage	Date Acquired	Purchase Price	Annualized Base Rent	Occupancy	Annual Rent Per Leased Sq Ft
Richardson Data Center	Richardson, TX	20,000	55.8%	07/14/11	$28,940,000	$2,460,000	100.0%	$123

We believe the property is adequately covered by insurance and is suitable for its intended purpose. We have no plans for any material renovations, improvements or development of the property. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

The property is subject to a lease which will expire on February 28, 2021.

Indebtedness

For a discussion of our indebtedness, see Note 6– “Note Payable” of the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2011. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

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

Shares redeemed in connection with a stockholder’s death or qualifying disability will be redeemed at a price per share equal to 100% of the amount the stockholder paid for each share, or, once we have established an estimated value per share, 100% of such amount, as determined by our board of directors, subject to any special distribution previously made to the stockholders. Shares redeemed in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be redeemed at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the table above.

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

A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA must be made within 360 days of such event.

Our Advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program.

Funding for the share repurchase program will come exclusively from proceeds we receive from the sale of shares under our DRIP during the prior calendar year and other operating funds, if any. If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

Our board of directors may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the DRIP on December 10, 2012, which is two years from the effective date of the Offering, unless the DRIP offering is extended, or the date we sell all of the shares registered for sale under the DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP will adversely affect our ability to redeem shares under the share repurchase program. We would notify stockholders of such development (i) in our annual or quarterly reports or (ii) by means of a separate mailing to stockholders. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the Registration Statement, as then required under federal securities law.

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

As of March 28, 2012, no shares qualified for repurchase under our share repurchase program.

Stockholders

As of December 31, 2011, we had 3,127,000 shares of common stock outstanding held by 1,021 stockholders of record.

Distributions

We first declared distributions to our stockholders in July 2011 at an annualized distribution rate of 7.0%, based on a purchase price of $10.00 per share. We generally aggregate daily distributions and pay them monthly in arrears. Our board of directors intends to continue to pay distributions monthly in arrears for so long as it decides this policy is in the best interests of our stockholders.

For distributions declared for each record date in the July 2011 through February 2012 periods, the distributions were calculated based on 365 days in the calendar year and were equal to $0.001917808 per day per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a $10.00 per share purchase price. On February 24, 2012, our board of directors authorized a daily distribution to stockholders of record as of the close of business on each day of the period commencing on March 1, 2012 and ending on May 31, 2012. The distributions will be calculated based on 366 days in the calendar year and will equal to $0.001912568 per share of common stock per day, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share.

The amount of distributions to our stockholders is determined quarterly by our board of directors and is dependent on a number of factors, including funds available for payment of distribution, our financial condition, capital expenditure requirements and annual distribution requirements needed to qualify or maintain our qualification as a REIT under the Code. We have not established any limit on the amount of proceeds from the

Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to qualify as a REIT.

For the year ended December 31, 2011, we paid aggregate distributions of $472,000 ($222,000 in cash and $250,000 in shares of our common stock pursuant to the DRIP), none of which were paid from cash flows from operations of ($90,000). The distributions were paid using net proceeds from our Offering. We did not pay any distributions for the year ended December 31, 2010.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175,000,000 shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150,000,000 shares of common stock for $10.00 per share and 25,000,000 shares of common stock pursuant to our DRIP for $9.50 per share, for a maximum offering of up to $1,738,000,000. As of December 31, 2011, we had received and accepted subscriptions in our Offering for 3,107,419 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $30,873,000, excluding subscriptions from residents of Pennsylvania, who are subject to certain escrow requirement, the conditions of which, to date, have not been satisfied.

As of December 31, 2011, we had incurred selling commissions of $1,973,000 and dealer manager fees of $843,000 to affiliated parties in connection with our Offering. We had also incurred other offering expenses of $4,250,000 to affiliated parties. Such fees and reimbursement are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of our Offering. The cost of raising funds in our Offering as a percentage of funds raised will not exceed 15.0%.

As of December 31, 2011, we had used $7,570,000 in proceeds from our Offering to purchase a property from an unaffiliated party, $323,000 to pay acquisition fees to affiliated parties, $123,000 for lender required restricted cash accounts to unaffiliated parties, $503,000 for deferred financing costs to unaffiliated parties, $222,000 to pay distributions to stockholders, $108,000 to pay acquisition related expenses to affiliated parties, $588,000 to pay acquisition related expenses to unaffiliated parties, $514,000 in real estate note receivable to unaffiliated joint venture for the acquisition of the 180 Peachtree Data Center, which was completed in 2012, $1,310,000 to pay real estate and escrow deposits for the purchase of the 180 Peachtree Data Center, and $100,000 to pay real estate and escrow deposits for the acquisition of the St. Louis Surgical Center, which was completed in 2012.

Securities Authorized for Issuance Under Equity Compensation Plans.

We adopted our 2010 Restricted Share Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our common stock that may be issued pursuant to our 2010 Restricted Share Plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of our 2010 Restated Share Plan, see Note 8—“Stock-based Compensation” to the Consolidated Financial Statements that are a part of this Annual Report on Form 10-K.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	285,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	285,000

Unregistered Sales of Equity Securities

In connection with our formation, on December 16, 2009, our Sponsor acquired 20,000 shares of our common stock in consideration of a cash payment of $200,000. On March 18, 2011, we granted 3,000 shares of common stock under our 2010 Restricted Share Plan to each independent director at such time in connection with such independent director’s initial election or appointment to our board of directors. Mr. Ziegelbauer, who was one of our independent directors at such time, was not nominated to serve as a director of the Company. As of March 29, 2011, Mr. Ziegelbauer was no longer a director. None of his shares had vested as of such time; therefore, he forfeited the restricted stock held by him. All shares forfeited by Mr. Ziegelbauer were cancelled and returned to the status of authorized but unissued shares. In addition, on May 6, 2011, we granted 3,000 shares of common stock under our 2010 Restricted Share Plan to each independent director at such time in connection with such independent director’s re-election or initial election to our board of directors. The shares described in this paragraph were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There have been no other sales of unregistered securities in the past three years.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,		For the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
Selected Financial Data	2011	2010
BALANCE SHEET DATA:
Total assets	$85,351,287	$202,000	$200,000
Note payable, net	$15,849,662	$—	$—
Total equity	$64,805,898	$136,014	$200,000

STATEMENT OF OPERATIONS DATA:
Total revenues	$1,344,509	$—	$—
Consolidated net loss	$(1,439,602)	$(65,986)	$—
Net loss attributable to the Company	$(1,061,178)	$(65,326)	$—
Net loss per common stock—basic and diluted
Consolidated net loss	$(1.40)	$(3.30)	$—
Net loss attributable to the Company	$(1.03)	$(3.27)	$—

STATEMENT OF CASH FLOWS DATA:
Net cash flows used in operating activities	$(89,545)	$—	$—
Net cash flows used in investing activities	$(74,321,345)	$—	$—
Net cash flows provided by financing activities	$83,177,760	$2,000	$200,000

OTHER DATA:
Distributions declared	$644,478	$—	$—
Distributions declared per common share	$0.63	$—	$—
Funds from operations (FFO)(1)	$(772,891)	$(65,986)	$—
Modified funds from operations (MFFO)(1)	$(222,728)	$(65,986)	$—

(1)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.—Funds from Operations and Modified Funds from Operations for definitions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Consolidated Financial Data,” and our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We were incorporated on December 16, 2009 under the laws of the state of Maryland in order to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors. We may also invest in real estate related securities. We will elect to be treated as a REIT under the Code for federal income tax purposes for the taxable year ended December 31, 2011.

We are offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a DRIP under which stockholders may elect to have distribution reinvestment in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors. Our Registration Statement was first declared effective by the SEC on December 10, 2010. As of December 31, 2011, we had received and accepted subscriptions in our Offering for 3,107,419 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $30,873,000. In addition, we have special escrow requirements for subscriptions from residents of Pennsylvania, the conditions of which, to date, have not been satisfied.

Substantially all of our operations are conducted through our subsidiary, Carter/Validus Operating Partnership, LP (the “Operating Partnership”). We are externally advised by Carter/Validus Advisors, LLC (the “Advisor”), pursuant to an advisory agreement, as amended (the “Advisory Agreement”), between us and our Advisor that has a one-year term that expires on November 26, 2012 and is subject to successive one-year renewals upon the mutual consent of the parties. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor, Carter/Validus REIT Investment Management Company, LLC.

As of December 31, 2011, we had completed the acquisition of one data center comprising of approximately 20,000 square feet of gross leasable area for an aggregate purchase price of $28,940,000.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies” of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

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

In accordance with ASC, Topic 840, Leases, we recognize minimum annual rental revenue on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration (“ASC Subtopic 605-45”). ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs are charged to expense as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of tenant improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment are depreciated over their estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, which entity holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g. unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Impairment

We carry our properties at historical cost less accumulated depreciation. We assess the impairment of a real estate asset when events or changes in circumstances indicate that its carrying value may not be recoverable. Indicators we consider important and that we believe could trigger an impairment review include, among others, the following:

•	significant negative industry or economic trends;

•	a significant underperformance relative to historical or projected future operating results; and

•	a significant change in the extent or manner in which the asset is used or significant physical change in the asset.

In the event that the carrying amount of a property exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the property, we would recognize an impairment loss to the extent the carrying amount exceeds the estimated fair value of the property. The estimation of expected future net cash flows is inherently uncertain and relies on subjective assumptions dependent upon future and current market conditions and events that affect the ultimate value of the property. It requires us to make assumptions related to discount rates, future rental rates, tenant allowances, operating expenditures, property taxes, capital improvements, occupancy levels, and the estimated proceeds generated from the future sale of the property.

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

Purchase Price Allocation

In accordance with ASC Topic 805, Business Combinations, we, with assistance from independent valuation specialists, allocate the purchase price of acquired properties to tangible and identified intangible assets and liabilities based on their respective fair values. The allocation to tangible assets (building and land) are based upon our determination of the value of the property as if it were to be replaced and vacant using comparable sales, cost data and discounted cash flow models similar to those used by independent appraisers. Allocations are made at the fair value for furniture, fixtures and equipment on the premises. Additionally, the purchase price of the applicable property is allocated to the above or below market value of in-place leases, the value of in-place leases, tenant relationships and above or below market debt assumed. Factors considered by us include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases.

The value allocable to the above or below market component of the acquired in-place leases is determined based upon the present value (using a discount rate which reflects the risks associated with the acquired leases) of the difference between: (1) the contractual amounts to be paid pursuant to the lease over its remaining term and (2) our estimate of the amounts that would be paid using fair market rates over the remaining term of the lease. The amounts allocated to above market leases are included in tenant origination and absorption costs, net in our consolidated balance sheets and amortized to rental income over the remaining non-cancelable lease term of the acquired leases with each property. The amounts allocated to below market lease values are included in intangible lease liabilities, net in our consolidated balance sheets and are amortized to rental income over the remaining non-cancelable lease term plus any below market renewal options of the acquired leases with the property.

The total amount of other intangible assets acquired is further allocated to in-place lease costs and the value of tenant relationships based on management’s evaluation of the specific characteristics of the tenant’s lease and our overall relationship with the tenants. Characteristics considered by us in allocating these values will include the nature and extent of the credit quality and expectations of lease renewals, among other factors. The amount allocated to in place lease costs is included in identified intangible assets, net in our consolidated balance sheets and is amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases with each property. The amount allocated to the value of tenant relationships is included in identified intangible assets, net in our consolidated balance sheets and is amortized to depreciation and amortization expense over the average remaining non-cancelable lease term of the acquired leases plus the market renewal lease term.

Any value allocable to above or below market debt is determined based upon the present value of the difference between the cash flow stream of the assumed mortgage and the cash flow stream of a market rate mortgage at the time of assumption. The amounts allocated to above or below market debt are included in mortgage loan payables, net on our consolidated balance sheets and are amortized to interest expense over the remaining term of the assumed mortgage.

These allocations are subject to change based on information identified at the time of purchase which confirms the value of an asset or liability received in an acquisition of property.

Qualification as a REIT

We have not yet elected to be taxed as a REIT under the Code. We will make an election to be taxed as a REIT under Section 856 through 860 of the Code beginning with our taxable year ended December 31, 2011. To qualify, and maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. We believe we qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2011. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to qualify or maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders. Because we will elect REIT status for the year ended December 31, 2011, we will not benefit from the loss incurred in the year ended December 31, 2011.

Recently Issued Accounting Pronouncements

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies” of the consolidated financial statements that are a part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Acquisitions in 2011 and 2012

•

On July 14, 2011, we, through DC-Essex, completed the acquisition of the Richardson Data Center, consisting of 20,000 square feet, located in Richardson, Texas, for an aggregate purchase price of $28,940,000. We financed the acquisition with a $16,000,000 loan collateralized by the Richardson Data Center, a $6,000,000 equity investment from an unaffiliated entity and net proceeds from the Offering. The Richardson Data Center is 100.0% leased to a single tenant.

•

On January 3, 2012, we, through DC-180 Peachtree, completed the acquisition of the 180 Peachtree Data Center a 338,000 square foot leased data center and parking facilities located in Atlanta, Georgia, for an aggregate purchase price of $94,750,000. DC-180 Peachtree is a wholly-owned subsidiary of a joint venture agreement that consists of two joint venture agreements with three non-U.S. institutional investors. The Operating Partnership owns approximately 22.0% and the three institutional investors own an aggregate of approximately 78.0% of the consolidated joint venture interests. We financed the acquisition with a $55,000,000 loan, net proceeds from the Offering and capital contributions from the institutional investors. The acquisition is 100.0% leased to six tenants.

•

On January 13, 2012, we, through HC-2501 Cannon, entered into a purchase agreement to purchase the Stonegate Medical Center, a 27,000 square foot integrated medical facility consisting of a surgical center, a diagnostic and radiological center, and a pain management center , located in Austin, Texas for an aggregate purchase price of $9,100,000, plus closing costs. The Stonegate Medical Center currently is net leased to three tenants. We expect to finalize the purchase of the Stonegate Medical Center by March 30, 2012.

•

On February 9, 2012, we, through HC-760 Office Parkway, completed the acquisition of the St. Louis Surgical Center a 22,000 square foot ambulatory surgery center, located in Creve Coeur, Missouri, for an aggregate purchase price of $8,470,000. We financed the acquisition with a $6,375,000 loan and net proceeds from our Offering. The acquisition is 100.0% leased to a single tenant.

•

On March 14, 2012, we, through DC-2775 Northwoods Parkway, completed the acquisition of the Northwoods Data Center a 33,000 square foot leased data center, located in Norcross, Georgia, for an aggregate purchase price of $5,300,000. We financed the acquisition with a $3,300,000 loan and net proceeds from our Offering. The acquisition is 100.0% leased to a single tenant.

For a discussion of our 2011 acquisition, see Note 3—“Real Estate Investment” and for a discussion on acquisitions in 2012, see Note 13—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2011, our sole property, the Richardson Data Center, was 100% leased.

Offering Proceeds

If we fail to raise substantial additional proceeds from the sale of shares of our common stock in our Offering than the amount we have raised to date, we will have limited diversification in terms of the number of investments owned, the geographic regions in which our investments are located and the types of investments that we may make. As a result, our real estate portfolio would be concentrated in a small number of properties, which would increase exposure to local and regional economic downturns and the poor performance of one or more of our properties, whereby our stockholders would be exposed to increased risk. In addition, many of our expenses are fixed regardless of the size of our real estate portfolio. Therefore, depending on the amount of proceeds we raise from our Offering, we would expend a larger portion of our income on operating expenses. This would reduce our profitability and, in turn, the amount of net income available for distribution to our stockholders.

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

Results of Operations

We had limited results of operations for the year ended December 2010, and our results of operations for the years ended December 31, 2011 and 2010 are not comparable; therefore, we have not included the percentage change. We expect all amounts to increase in the future based on a full year of operations as well as increased activity as we make additional real estate investments. Our results of operations are not indicative of those expected in future periods.

Our operating results for the year ended December 31, 2011 are primarily comprised of income derived from the Richardson Data Center, acquisition related expenses related to the purchase of such property and administrative costs.

Rental Income

For the year ended December 31, 2011, rental income was approximately $1,345,000. Rental income for the year ended December 31, 2011 was primarily comprised of base rent of $1,144,000, amortization of below market leases and straight-line rent of approximately $142,000 and expense recoveries of approximately $59,000. We did not have rental income for the year ended December 2010.

As of December 31, 2011, the Richardson Data Center, which was our sole property as of such date, was 100% occupied.

Rental Expenses

For the year ended December 31, 2011, rental expenses were approximately $96,000 and primarily consisted of real estate taxes on the Richardson Data Center of approximately $59,000, property management fees of approximately $34,000 and bank fees of approximately $3,000. We did not have rental expenses for the year ended December 31, 2010.

General and Administrative Expenses

For the years ended December 31, 2011 and 2010, general and administrative expenses were approximately $675,000 and $66,000, respectively. During the year ended December 31, 2011, general and administrative expenses primarily consisted of professional and legal fees of approximately $288,000, board of directors’ fees of approximately $137,000, asset management fees of approximately $146,000, restricted stock compensation of approximately $26,000, organization costs of approximately $42,000, insurance costs of approximately $25,000 and other costs of approximately $11,000. During the year ended December 31, 2010, general and administrative expenses primarily consisted of professional and legal fees of approximately $5,000, board of directors’ fees of approximately $56,000 and other costs of approximately $5,000.

Acquisition Related Expenses

For the year ended December 31, 2011, we incurred acquisition related expenses of approximately $1,084,000. During the year ended December 31, 2011, acquisition related expenses consisted of approximately $188,000 in costs incurred in connection with the purchase of the Richardson Data Center, an acquisition fee related to the purchase of the Richardson Data Center of $323,000 incurred to our Advisor, or its affiliates, and costs incurred for additional acquisitions. We did not have acquisition related expenses for the year ended December 31, 2010.

Depreciation and Amortization

For the year ended December 31, 2011, depreciation and amortization expenses were approximately $517,000, and consisted primarily of depreciation on our real estate property of $427,000 and amortization on our identified intangible assets of $90,000. We did not have depreciation and amortization for the year ended December 31, 2010.

Interest Expense

For the year ended December 31, 2011, interest expense was approximately $413,000 and related to our mortgage loan payable. We did not incur any interest expense for the year ended December 31, 2010.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. Our Advisor, or its affiliates, incurred other organization and offering expenses on our behalf of approximately $4,250,000 and $1,882,000 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, we paid SC Distributors approximately $2,816,000 in selling commissions and dealer manager fees, reimbursed our Advisor approximately $185,000 in offering costs, reimbursed SC Distributors approximately $234,000 in offering expenses, expensed approximately $42,000 in organization expenses and accrued approximately $1,317,000 of other offering expenses, the total of which represents our maximum liability for organization and offering costs in connection with our Offering as of December 31, 2011.

Other organization and offering costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 8—“Material Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds is for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

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

Cash Flows

Cash flows used in operating activities for the years ended December 31, 2011 and 2010, were approximately $90,000 and $0, respectively. For the year ended December 31, 2011, cash flows used in operating activities related to the payment of acquisition-related, and general and administrative expenses, partially offset by the cash flows provided by our acquisition of the Richardson Data Center. We anticipate, although there can be no assurance, that cash flows from operating activities will increase as we purchase additional properties and will further increase subsequent to our acquisition phase when we will no longer be incurring acquisition related costs. We also anticipate cash flows used in operating activities to increase as we purchase additional real estate and real estate related investment until we acquire sufficient properties to generate positive cash flows.

Cash flows used in investing activities for the years ended December 31, 2011 and 2010, were $74,321,000 and $0, respectively. For the year ended December 31, 2011, cash flows used in investing activities related primarily to the acquisition of the Richardson Data Center in the amount of $28,940,000, payments of $44,696,000 in real estate and escrow deposits primarily for the purchase of the 180 Peachtree Data Center. which was completed in 2012, the investment in a nonconsolidated partnership of approximately $171,000 and the investment in real estate note receivables of $514,000 for the purchase of real estate.

Cash flows provided by financing activities for the years ended December 31, 2011 and 2010 were approximately $83,178,000 and $2,000, respectively. For the year ended December 31, 2011, such cash flows related primarily to funds raised from investors in our Offering of $30,624,000, proceeds from our mortgage loan of $16,000,000, contributions from noncontrolling interests in other consolidated partnerships of $40,406,000; offset by principal payments on our mortgage loan payable in the amount of $150,000, deferred financing costs of $161,000, cash distributions to stockholders of $222,000, offering costs of $3,196,000 and payments to escrow funds of $123,000. For the year ended December 31, 2010, cash flows of $2,000 related to contributions for noncontrolling interests in our Operating Partnership. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase additional properties.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments, following completion of the Offering. For these purposes, the fair market value of each asset will be equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2011, our borrowings were 54.8% of the fair market value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles), valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our real properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we qualify, or maintain our qualification, as a REIT for federal income tax purposes. As of each of March 27, 2012 and December 31, 2011, our leverage did not exceed 300.0% of the value of our net assets.

Mortgage Loan Payable

For a discussion of our mortgage loan payable, see Note 6—“Note Payable” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 11—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of December 31, 2011, we had $15,850,000 of fixed rate debt outstanding secured by the Richardson Data Center. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2011, we were in compliance with all such covenants and requirements on our mortgage loan payable and we expect to remain in compliance with all such requirements for the next 12 months. As of December 31, 2011, the effective interest rate on our outstanding debt was 5.10%.

Contractual Obligations

As of December 31, 2011, we had approximately $15,850,000 of debt outstanding. See Note 6—“Note Payable” to our consolidated financial statements included in this Annual Report on Form 10-K for certain terms of the debt outstanding. Our contractual obligations as of December 31, 2011, were as set forth below (amounts are rounded):

	Payments Due by Period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$467,000	$1,014,000	$14,369,000	$—	$15,850,000
Interest payments—fixed rate debt	809,000	1,537,000	1,139,000	—	3,485,000

Total	$1,276,000	$2,551,000	$15,508,000	$—	$19,335,000

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not re-set frequently enough to adequately offset the effects of inflation.

Material Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 9—“Material Related-Party Transactions and Arrangements” to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations (“FFO”). FFO is not equivalent to our income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, impairments, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

Presentation of this information is intended to assist management and stockholders in comparing the operating performance of different REITs. It should be noted, however, that not all REITs calculate FFO the same way, and therefore comparisons with other REITs may not be meaningful. Further, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,
	2011	2010
Net loss attributable to the Company	$(1,061,178)	$(65,326)
Adjustments:
Depreciation and amortization—real estate	516,644	—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(228,357)	—

FFO	$(772,891)	$(65,326)

Adjustments:
Acquisition related expenses	$1,083,865	$—
Amortization of above and below market lease	(40,066)	—
Amortization of straight-line rents	(101,579)	—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnership	(392,057)	—

MFFO	$(222,728)	$(65,326)

Weighted average common shares outstanding—basic and diluted	1,026,976	20,000

Net loss per common share—basic and diluted	$(1.03)	$(3.27)

FFO per common share—basic and diluted	$(0.75)	$(3.27)

Subsequent Events

For a discussion of subsequent events, see Note 13—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of December 31, 2011, we had outstanding one note payable in the principal amount of $15,850,000 and a fixed annual rate of 5.1%; therefore, we had no exposure to financial market risks.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2011 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2011, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2012 annual meeting of stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedule:

The financial statement schedule listed in the index to consolidated financial statements on Page F-1 hereof.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report.

(b) Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedule:

See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Page
Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010 and for the period from December 16, 2009 (date of inception) through December 31, 2009	F-4
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010 and for the period from December 16, 2009 (date of inception) through December 31, 2009	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010 and for the period from December 16, 2009 (date of inception) through December 31, 2009	F-6
Notes to Consolidated Financial Statements	F-7

Financial Statement Schedule

Schedule III—Real Estate Assets and Accumulated Depreciation and Amortization	F-27

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Carter Validus Mission Critical REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011, and for the period from December 16, 2009 (date of inception) through December 31, 2009. Our audits also included the financial statement schedule noted in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, and for the period from December 16, 2009 (date of inception) through December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Atlanta, GA

March 29, 2012

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Real estate, net	$30,142,551	$—
Cash	8,968,870	202,000
Real estate escrow deposits	44,695,589	—
Other assets	1,544,277	—

Total assets	$85,351,287	$202,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Note payable, net	$15,849,662	$—
Accounts payable due to affiliates	1,621,803	16,894
Accounts payable and accrued liabilities	1,394,795	49,092
Intangible lease liability, net	1,679,129	—

Total liabilities	20,545,389	65,986
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 3,127,419 and 20,000 shares issued and outstanding as of December 31, 2011 and 2010, respectively	31,274	200
Additional paid-in capital	26,516,540	199,800
Accumulated deficit	(1,770,982)	(65,326)

Total stockholders’ equity	24,776,832	134,674
Noncontrolling interests in consolidated partnership	40,028,079	—
Noncontrolling interests in Operating Partnership	987	1,340

Total equity	64,805,898	136,014

Total liabilities and stockholders’ equity	$85,351,287	$202,000

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,		For the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
	2011	2010
Revenue
Rental income	$1,344,509	$—	$—
Expenses:
Rental expenses	96,480	—	—
General and administrative expenses	674,953	65,986	—
Acquisition related expenses	1,083,865	—	—
Depreciation and amortization	516,644	—	—

Total expenses	2,371,942	65,986	—

Loss from operations	(1,027,433)	(65,986)	—

Other income (expense):
Interest and other income	560	—	—
Interest expense	(412,729)	—	—

Total other income (expense)	(412,169)	—	—

Consolidated net loss	(1,439,602)	(65,986)	—
Net loss attributable to noncontrolling interests in consolidated partnerships	378,136	—	—
Net loss attributable to noncontrolling interests in Operating Partnership	288	660	—

Net loss attributable to the Company	$(1,061,178)	$(65,326)	$—

Weighted average number of common shares outstanding:
Basic and diluted	1,026,976	20,000	20,000

Net loss per common share attributable to common stockholders:
Basic and diluted	$(1.03)	$(3.27)	$—

Distributions declared per common share	$0.63	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnership	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 16, 2009	—	$—	$—	$—	$—	$—	$—
(Date of Inception) Issuance of common stock	20,000	200	199,800	—	—	—	200,000

Balance, December 31, 2009	20,000	200	199,800	—	—	—	200,000
Issuance of noncontrolling interests	—	—	—	—	2,000	—	2,000
Net loss	—	—	—	(65,326)	(660)	—	(65,986)

Balance, December 31, 2010	20,000	200	199,800	(65,326)	1,340	—	136,014
Issuance of common stock	3,081,139	30,811	30,592,739	—	—	—	30,623,550
Issuance of common stock under the dividend reinvestment program	26,280	263	249,400	—	—	—	249,663
Contributions from noncontrolling interests in consolidated partnership	—	—	—	—	—	40,406,215	40,406,215
Distributions to noncontrolling interests in Operating Partnership	—	—	—	—	(65)	—	(65)
Distributions declared to common stockholders	—	—	—	(644,478)	—	—	(644,478)
Commissions on sale of common stock and related dealer-manager fees	—	—	(2,816,286)	—	—	—	(2,816,286)
Other offering costs	—	—	(1,735,565)	—	—	—	(1,735,565)
Stock-based compensation	—	—	26,452	—	—	—	26,452
Net loss	—	—	—	(1,061,178)	(288)	(378,136)	(1,439,602)

Balance, December 31, 2011	3,127,419	$31,274	$26,516,540	$(1,770,982)	$987	$40,028,079	$64,805,898

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	For the Year Ended December 31,		For the Period From December 16, 2009 (Date of Inception) Through December 31, 2009
	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(1,439,602)	$(65,986)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	516,644	—	—
Amortization of debt issue costs	15,412	—	—
Amortization of straight-line rent	(101,579)	—	—
Amortization of intangible lease liability	(40,066)	—	—
Stock-based compensation	26,452	—	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,513,954	—	—
Accounts payable due to affiliates	249,208	—	—
Other assets, net	(829,968)	65,986	—

Net cash used in operating activities	(89,545)	—	—

Cash flows from investing activities:
Investment in real estate and other assets	(28,940,000)	—	—
Real estate escrow deposits	(44,695,589)	—	—
Investments in nonconsolidated partnership	(171,439)
Investments in real estate note receivables	(514,317)	—	—

Net cash used in investing activities	(74,321,345)	—	—

Cash flow from financing activities:
Proceeds from note payable	16,000,000	—	—
Payments on note payable	(150,338)	—	—
Deferred financing costs	(161,163)	—	—
Distributions to stockholders	(221,658)	—	—
Proceeds from issuance of common stock	30,623,550	—	200,000
Offering costs on issuance of common stock	(3,196,150)	—	—
Proceeds from noncontrolling interest in consolidated partnership	40,406,215	2,000	—
Payments to escrow funds	(122,631)	—	—
Distributions to noncontrolling interests in Operating Partnership	(65)	—	—

Net cash provided by financing activities	83,177,760	2,000	200,000

Net change in cash	8,766,870	2,000
Cash and cash equivalents—Beginning of period	202,000	200,000

Cash and cash equivalents—End of period	$8,968,870	$202,000	$—

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$1,355,701	$—	$—
Common stock issued through dividend reinvestment plan	$249,663	$—	$—
Distributions declared and unpaid	$173,157	$—	$—
Accrued deferred financing costs	$341,408	$—	$—
Supplemental cash flow disclosures:
Interest paid	$343,123	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a newly formed Maryland corporation that qualifies and will elect to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes for the taxable year ended December 31, 2011. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.98% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns 0.02% of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors (the “Offering”), for a maximum offering of up to $1,738,000,000. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities in other real estate investments.

As of December 31, 2011, the Company had issued approximately 3,107,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $30,873,000 before selling commissions and dealer-manager fees of approximately $2,816,000 and other offering costs of approximately $1,736,000. Subscription payments received from Pennsylvania residents will be held in an escrow account until the Company raises an aggregate of $86,875,000 in subscriptions (including sales made to residents of other states). The conditions of that special escrow account were not satisfied for Pennsylvania residents as of December 31, 2011. As of December 31, 2011, the Company had 171,893,000 shares of common stock remaining in the Offering.

As of December 31, 2011, the Company had completed the acquisition of one data center located in Richardson, Texas (the “Richardson Data Center”), comprising approximately 20,000 square feet of gross leasable area (“GLA”), for an aggregate purchase price of $28,940,000.

Note 2—Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”), in all material respects, and have been consistently applied in preparing the consolidated financial statements.

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity for which the Company is the primary beneficiary. As of December 31, 2011, the Company consolidated the accounts of two real estate properties: the Richardson Data Center and the 180 Peachtree Property (the “Consolidated Partnerships”), see Note 3—“Real Estate Investment—Consolidated Partnerships.”

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, all wholly-owned subsidiaries and the Consolidated Partnerships. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. These estimates are made and evaluated on an on-going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

The Company’s cash and cash equivalents balance exceeded federally insurable limits as of December 31, 2011. The Company monitors the cash balances in its operating accounts and adjusts the cash balances as appropriate; however, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, the Company has experienced no loss or lack of access to cash in its operating accounts.

Restricted Cash

Restricted cash consists of escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves, in accordance with the lender’s loan agreement. Restricted cash of $123,000 is reported in other assets on the balance sheet as of December 31, 2011.

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2011 and 2010, the Company’s deferred financing costs were $487,000 and $0, respectively, net of amortization. Deferred financing costs are reported in other assets on the balance sheet.

Other Assets

As of December 31, 2011, other assets consisted of (amounts are rounded):

Investments in nonconsolidated partnerships	$171,000
Debt issue costs, net	487,000
Straightline rent receivable	102,000
Real estate note receivables	514,000
Prepaid assets	147,000
Escrow funds	123,000

$1,544,000

Real Estate Investments

Depreciation

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. The Company estimated the useful lives of its assets by class as follows:

Building and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land, land improvements, buildings and improvements, and identified intangible assets and liabilities, consisting of the value of above market and below market leases and the value of in-place leases, based in each case on their fair values. Acquisition related costs are expensed as incurred. The Company utilizes market data in the determination of the fair values of the tangible assets of an acquired property (which includes land and building). The market data, along with any additional information available to the Company’s management, is used by its management in estimating the amount of the purchase price that is allocated to land. Other information, such as building value and market rents, may be used by the Company’s management in estimating the allocation of purchase price to the building and to intangible lease assets and liabilities.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals which are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions and other direct costs and are estimated in part by utilizing market data and management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These intangibles are capitalized as intangible lease assets and are amortized to expense over the remaining term of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

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

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses were recorded during the years ended December 31, 2011 and 2010.

Variable Interest Entities

A variable interest entity (“VIE”) is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest or the equity investors lack sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the business activities of the Company and the other investors. Significant judgments related to these determinations include estimates about the current and future fair values and performance of real estate held by these VIEs and general market conditions.

Real Estate Escrow Deposits

Real estate escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate.

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

Level 1—Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market is defined as a market in which transactions for the assets or liabilities occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active (markets with few transactions), inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).

Level 3—Unobservable inputs, only used to the extent that observable inputs are not available, reflect the Company’s assumptions about the pricing of an asset or liability.

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits, prepaid expenses and mortgage loan deposits and account payable and accrued liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Note payable—The fair value is estimated by discounting the expected cash flows on the note payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value and the carrying value of the note payable was approximately $15,827,000, measured using quoted prices and observable inputs from similar liabilities (Level 2), and $15,850,000, respectively, as of December 31, 2011.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration (“ASC 605-45”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, as the Company is generally the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Income Taxes

The Company will elect to be taxed as a REIT for the taxable year ended December 31, 2011. The Company believes that it qualified as a REIT beginning with our taxable year ended December 31, 2011. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify or maintain its status as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distributions to stockholders. Because the Company will elect REIT status for the taxable year ended December 31, 2011, it will not benefit from taxable losses incurred to date.

The dividends paid deduction of a REIT for qualifying dividends to its stockholders is computed using the Company’s taxable income as opposed to net income reported in the financial statements. Taxable income, generally, differs from net income reported on the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2011 and 2010. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 7—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

Stockholders’ Equity

At December 31, 2011, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2011, the Company had approximately 3,127,000 shares of common stock issued and outstanding and no shares of the Company’s preferred stock were issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

The Company has adopted a “friends and family” program to sell shares of its common stock to certain investors identified by the Company, such as employees of the Advisor and their family members, board of directors, officers of the Company, among others. Share of the Company’s common stock sold under the friends and family program are sold at $9.30 per share. The friends and family discount is comparable to other companies’ in the non-traded REIT industry and therefore, deemed non-compensatory.

Share Repurchase Program

The Company has approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability, are limited to those that can be funded with proceeds raised from the DRIP. Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. As of December 31, 2011, the Company had not repurchase any of its shares.

Distributions

The Company will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, for the taxable year ended December 31, 2011. To qualify and maintain its qualification as a REIT, the Company has and intends to continue to make distributions each taxable year equal to at least 90% of its REIT taxable income (which is determined without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). The Company believed that it qualified to be taxed as a REIT beginning with our taxable year ended December 31, 2011.

On May 6, 2011, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on the closing date of its first property acquisition and ending on August 31, 2011. On July 14, 2011, the Company acquired the Richardson Data Center, its first property. Therefore, the previously declared distributions began on July 14, 2011, and are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. Cash distributions are generally aggregated and paid in cash monthly in arrears and are payable to stockholders from legally available funds therefor.

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

On November 4, 2011, the board of directors of the Company approved and declared a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2011 and ending on February 29, 2012. The distributions are calculated based on 365 days in the calendar year. The distributions are equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share.

As of December 31, 2011, the Company paid aggregate distributions of approximately $472,000 ($222,000 in cash and $250,000 in shares of common stock pursuant to the DRIP).

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of December 31, 2011, 2010 and 2009, there were 15,000 shares, 0 shares and 0 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Interest

Interest is charged to expense as it accrues. No interest costs were capitalized during the year ended December 31, 2011.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2011, 100% of the Company’s consolidated revenues were generated from one property consisting of a single tenant in one geographic area. The Company’s chief operating decision maker evaluates operating performance on an overall portfolio wide level; therefore, the Company reports one reportable segment.

Recently Issued Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, Business Combinations (Topic 805), (“ASU 2010-29”). ASU 2010-29 amends ASC Topic 805 to require the disclosure of pro forma revenue and earnings for all business combinations that occurred during the current year to be presented as of the beginning of the comparable prior annual reporting period. The amendments in ASU 2010-29 also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. We adopted ASU 2010-29 upon issuance in December 2010 and have provided such pro forma revenue and earnings disclosures in Note 3—“Real Estate Investment” and Note 12—“Subsequent Events—180 Peachtree Property.” The adoption of ASU 2010-29 did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. We adopted ASU 2011-04 on January 1, 2012. We do not expect the adoption of ASU 2011-04 to have a material effect on our consolidated financial statements, but it will require certain additional footnote disclosures beginning in 2012.

Note 3—Real Estate Investment

The Company did not complete any acquisitions prior to 2011. The Company’s sole real estate property as of December 31, 2011 was acquired on July 14, 2011 and consisted of the following as of December 31, 2011 (amounts are rounded):

Property	Property Location	Date Acquired	Ownership Percentage	Purchase Price	Mortgage Loans Payable	Acquisition Fee to Advisor or its Affiliates
Richardson Data Center	Richardson, TX	07/14/11	55.8%	$28,940,000	$16,000,000	$323,000

The Richardson Data Center is 100.0% leased to Catholic Health Initiatives (“CHI”). Standard & Poor’s has a current long-term rating of various CHI revenue bonds of AA, which is based on CHI’s credit.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. In connection with the acquisition of the Richardson Data Center, the Company incurred acquisition related costs of approximately $511,000 related to the Richardson Data Center, $329,000 related to the future acquisition of the 180 Peachtree Property (See Note 13—“Subsequent Events—180 Peachtree Property.”) and $244,000 related to other potential acquisitions. The aggregate acquisition related costs were approximately $1,084,000, which did not exceed 6.0% of the contract purchase price of the property.

Results of operations for the acquisition of the Richardson Data Center are reflected in the Company’s accompanying consolidated financial statements of operations for the year ended December 31, 2011 for the period subsequent to the acquisition date. For the period from the acquisition date through December 31, 2011, the Company recognized approximately $1,345,000 of revenues and a net loss of approximately $188,000.

The following information summarizes selected pro-forma financial information of the Company, as if the acquisition of the Richardson Data Center was completed on January 12, 2011. Prior to January 12, 2011, pro forma data was not available as the Richardson Data Center was under development and vacant. The table below presents the Company’s estimated revenues and net loss attributable to the Company for the year ended December 31, 2011 (amounts are rounded):

December 31, 2011
Pro forma basis:
Revenue	$2,827,000
Net loss attributable to the Company	$(1,052,000)

The unaudited pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the acquisition occurred on January 12, 2011, nor does it purport to represent the results of future operations.

The Richardson Data Center consisted of the following as of December 31, 2011 (amounts are rounded):

December 31, 2011
Land	$449,000
Building and improvements	26,351,000
Tenant origination and absorption costs	3,860,000

30,660,000
Less: accumulated depreciation	(517,000)

$30,143,000

Depreciation and amortization expense for the year ended December 31, 2011 was $517,000.

Consolidated Partnerships

Richardson Data Center

In connection with the acquisition of the Richardson Data Center, the Operating Partnership entered into a limited liability company agreement (the “Operating Agreement”) with an unaffiliated investor. Pursuant to the

Operating Agreement, the Investor contributed $6,000,000 to DC-Essex, LLC, the Operating Partnership’s majority-owned subsidiary which was formed to own and manage the Richardson Data Center, in exchange for a 44.2% ownership interest in DC-Essex, LLC. The Operating Partnership funded its obligation under the Operating Agreement for an approximately $7,600,000 cash contribution to DC-Essex, LLC with net proceeds from the Offering. DC-Essex, LLC used the capital to pay for the acquisition of the Richardson Data Center. The Richardson Data Center’s profits and losses are allocated in proportion to ownership interest.

180 Peachtree Property

Variable Interest Entity

In connection with the acquisition of 180 Peachtree, the Operating Partnership entered into joint venture arrangements with three non-U.S. institutional investors. The Operating Partnership owns approximately 22.0% and the three institutional investors own an aggregate of 78.0% of the consolidated joint venture interests. The Operating Partnership has the exclusive power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and the obligation to absorb losses that could potentially be significant to the VIE.

Variable interest holders who have the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and have the obligation to absorb the losses of the entity or the right to receive significant benefits of the entity are considered to be the primary beneficiary and must consolidate the VIE. As of December 31, 2011, the Company was the primary beneficiary of, and therefore consolidated, one VIE which had approximately $34,118,000 in equity and loan proceeds that were used to acquire the 180 Peachtree Property, which was completed in 2012. As of December 31, 2011, the 180 Peachtree Property had total assets of $34,764,000 and incurred a net loss for the year ended December 31, 2011 of $59,000. See Note 13—“Subsequent Events—180 Peachtree Property.”

Note 4—Identified Intangible Asset and Liability

As of December 31, 2011, the Company’s tenant origination and absorption costs and below-market lease liability were as follows:

(Amounts are rounded)	Tenant Origination and Absorption Costs
Cost	$3,860,000	1,719,000
Accumulated amortization	(90,000)	(40,000)

Net amount	$3,770,000	1,679,000

Increases (decreases) in net income as a result of amortization of the Company’s tenant origination and absorption and below-market lease liability for the year ended December 31, 2011are as follows:

(Amounts are rounded)	Tenant Origination and Absorption Costs	Below-Market Lease Liability
Amortization	$(90,000)	$40,000

The remaining unamortized balance for the outstanding intangible asset and liability as of December 31, 2011, will be amortized for the years ending December 31 as follows:

(Amounts are rounded)	Tenant Origination and Absorption Costs	Below-Market Lease Liability
2012	$196,000	$87,000
2013	196,000	87,000
2014	196,000	87,000
2015	196,000	87,000
2016	196,000	87,000
Thereafter	2,790,000	1,244,000

	$3,770,000	$1,679,000

Weighted-average remaining amortization period	19.2 years	19.2 years

Note 5—Operating Leases

The Company real estate assets are leased to a sole tenant under an operating lease subject to certain provisions to extend the lease term and other terms and conditions. The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2011 is presented in the following table:

Years ending December 31,
2012	$2,501,000
2013	2,551,000
2014	2,602,000
2015	2,654,000
2016	2,707,000
Thereafter	11,871,000

Total	$24,886,000

Note 6—Note Payable

On July 14, 2011, in connection with the acquisition of the Richardson Data Center, DC-Essex, LLC entered into a loan agreement with Goldman Sachs Commercial Mortgage Capital, L.P., as the lender, to obtain a loan in the amount of $16,000,000, which is collateralized by the Richardson Data Center. The loan agreement provides for (i) a fixed interest rate of 5.10%; (ii) a default interest rate equal to the greater of (x) 5% plus the then applicable interest rate and (y) the prime rate plus 1%; (iii) a maturity date of August 6, 2016; and (iv) other than under certain limited exceptions, a prepayment restriction until the earlier of August 1, 2014 or the second anniversary of the date on which the loan is securitized. Once the prepayment restriction lapses, the loan is permitted to be prepaid through defeasance.

The note payable is not subject to financial covenants. As of December 31, 2011, the Company had $15,850,000 outstanding under the note payable. During the year ended December 31, 2011, the Company incurred $413,000 in interest expense in connection with the note payable. Of this amount, $15,000 was amortization of deferred financing costs.

The principal payments due on our note payable as of December 31, 2011 for each of the next five years ending December 31, is as follows:

Year	Amount
2012	$467,000
2013	494,000
2014	520,000
2015	548,000
2016	13,821,000

$15,850,000

Note 7—Stockholders’ Equity

General

In accordance with the Company’s Articles of Incorporation, as amended (the “Charter”), the Company may issue up to 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share.

The shares of common stock entitle the holders to one vote per share on all matters upon which stockholders are entitled to vote, distributions as may be authorized by the Company’s board of directors, to receive all assets available for distribution to stockholders in accordance with the Maryland General Corporation Law and to all other rights of a stockholder pursuant to the Maryland General Corporation Law. The common stock has no preferences, preemptive, conversion, exchange, sinking fund or redemption rights. As of December 31, 2011, the Company had 3,127,000 shares of common stock issued and outstanding.

The Charter authorizes the Company’s board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualification or terms or conditions of redemption of each class of stock so issued. As of December 31, 2011, no shares of the Company’s preferred stock were issued and outstanding.

Distribution Reinvestment Plan

The Company has adopted a distribution reinvestment plan through which the Company’s stockholders, and, subject to certain conditions set forth in the DRIP, any stockholder or partner of any other publicly offered limited partnership, real estate investment trust or other real estate program sponsored by the Advisor or its affiliates, may elect to purchase shares of the Company’s common stock with distributions from the Company or distributions from such other programs. The Company will discontinue sales of shares under the DRIP on the earlier of two years from the effective date of the Offering, and the date the Company sells all the shares registered for sale under the DRIP, unless the Company elects to extend such date. The Company may reallocate the shares of common stock between the primary offering and the DRIP.

Participants purchasing shares pursuant to the DRIP will have the same rights as stockholders with respect to shares purchased under the DRIP and will be treated in the same manner as if such shares were issued pursuant to the Offering. No dealer manager fees or selling commissions will be paid with respect to shares purchased pursuant to the DRIP. At its discretion, the Company may amend, suspend or terminate the DRIP or a participant’s individual participation in the DRIP upon ten days’ notice. During 2011, the Company issued approximately 26,000 shares of common stock pursuant to the DRIP for gross proceeds of approximately $250,000. During 2010, no shares of common stock were issued pursuant to the DRIP.

Share Repurchase Program

The Company’s share repurchase program provides eligible stockholders with limited, interim liquidity by enabling them to sell shares back to the Company subject to certain restrictions and applicable law. Specifically, state securities regulators impose investor suitability standards that establish specific financial thresholds that must be met by any investor in certain illiquid, long-term investments, including non-listed REIT shares. The Company will limit the number of shares repurchased during any calendar year to 5% of the number of shares of common stock outstanding on December 31 of the previous calendar year. The purchase price of the shares pursuant to the share repurchase program will be as set forth below until the Company has established an estimated value of the shares. The Company does not currently anticipate obtaining appraisals for its investments and, accordingly, the estimated value of investments should not be viewed as an accurate reflection of the fair market value of the investments nor will they represent the amount of net proceeds that would result from an immediate sale of the assets. The Company expects to begin establishing an estimated value for its shares based on the value of its real estate and real estate-related investments beginning 18 months after the close of the Offering. Prior to that time, and unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, as defined in the share repurchase program, the price per share that the Company will pay to repurchase shares of common stock pursuant to the share repurchase program will be as follows:

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

A stockholder or his or her estate, heir or beneficiary may present shares to the Company for repurchase fewer than all of the shares then-owned. Repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA, must be made within 360 days of such event.

Shares that the Company purchases under the share repurchase program will have the status of authorized but unissued shares. Shares acquired through the share repurchase program will not be reissued unless they are first registered with the Securities and Exchange Commission under the Securities Act of 1933, as amended, and under appropriate state securities laws or otherwise issued in compliance with such laws. To date, no shares of common stock under the share repurchase program have been repurchased.

Note 8—Stock-based Compensation

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

As of December 31, 2011 and 2010, the fair value of the nonvested shares of restricted common stock was $150,000 and $0, respectively. The fair value of each share of restricted common stock that has been granted under the plan is estimated at the date of grant at $10.00 per share, the per share price of shares in the Company’s initial public offering and is amortized on a straight-line basis over the vesting period. A summary of the status of the non-vested shares of restricted stock as of December 31, 2011 and 2010, and the changes for the year ended December 31, 2011, is presented in the following table (amounts are rounded):

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Non-vested at December 31, 2010	—	$—
Granted	18,000	10.00
Forfeited	(3,000)	10.00
Non-vested at December 31, 2011	15,000	$10.00

As of December 31, 2011, there was approximately $124,000 of total unrecognized compensation costs related to non-vested stock-based compensation arrangements granted under the 2010 Plan. The cost is expected to be recognized over a weighted average period of 3.3 years from the grant date. This expected cost does not include the impact of any future stock-based compensation awards. The Company recognized approximately $26,000, $0 and $0 for the years ended December 31, 2011, 2010 and 2009, respectively, in stock-based compensation expense. Stock compensation expense is included in general and administrative expenses in the Company’s accompanying consolidated statements of operations.

Note 9—Material Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, LLC (“SC Distributors”), the

affiliated dealer-manager of the Company, receives a selling commission of up to 7% of gross offering proceeds before reallowance of commissions earned by participating broker-dealers. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors receives up to 2.75% of gross offering proceeds before reallowance to participating broker-dealers, as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $2,816,000 and $0 for the years ended December 31, 2011 and 2010, respectively, for selling commissions and dealer-manager fees.

The Advisor, or its affiliates, is reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15% of gross offering proceeds as of the date of the reimbursement. The Company expects that other organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. The Advisor, or its affiliates, incurred other organization and offering expenses, on behalf of the Company, of approximately $4,250,000 and $1,882,000 as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company paid SC Distributors approximately $2,816,000 in selling commissions and broker dealer fees, reimbursed the Advisor approximately $185,000 in offering costs, reimbursed SC Distributors approximately $234,000 in offering expenses, expensed approximately $42,000 in organization expenses and accrued approximately $1,317,000 of other offering expenses, the total of which represents the Company’s maximum liability for organization and offering costs in connection with the Offering as of December 31, 2011.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. As of December 31, 2011, the Company paid the Advisor, or its affiliates, acquisition fees of approximately $323,000 in connection with the Richardson Data Center. In addition, the Company reimbursed the Advisor approximately $108,000 in acquisition expenses, as of December 31, 2011.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. The Advisor will defer asset management fees if the Company’s modified funds from operations do not exceed its distributions made to stockholders. As of December 31, 2011, the Company incurred $146,000 in asset management fees to the Advisor. As of December 31, 2011, the Advisor deferred $146,000 in asset management fees because the Company’s modified funds from operations did not exceed its distributions.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of December 31, 2011, the Company did not incur a disposition fee or subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of December 31, 2011, the Company did not incur a listing fee.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.0% of average invested assets, or (ii) 25.0% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. As of December 31, 2011, the Company had incurred total operating expenses in the four consecutive fiscal quarters then ended that exceeded the 2%/25% guidelines by $213,000 (the “Excess Amount”). On February 24, 2012, the board of directors, including all of the independent directors, determined that the Excess Amount was due to unusual and non-recurring factors associated with the start-up costs in connection with the Company’s launch, such as non-scalable costs of legal and auditing fees, board of directors’ compensation and other direct general and administrative costs. The board of directors determined that these costs were incurred in 2011, and that the Company’s capital raise and investments have progressed since then to a satisfactory degree. Therefore, the board of directors deemed the circumstances surrounding the Excess Amount sufficient to justify reimbursing the Advisor for direct expenses, including but not limited to, start-up costs as well as direct general and administrative expenses associated with the organization of the Company and the registration and commencement of the Offering. As of December 31, 2011, the Company had reimbursed the Advisor approximately $208,000 in direct general and administrative expenses, including legal, accounting and board of directors’ compensation, paid by the Advisor on behalf of the Company. The Advisor waived, without recourse, approximately $203,000 in indirect administrative service expenses, including overhead and payroll-related expenses incurred by the Advisor in performance of the services provided to the Company. The Advisor has not agreed to waive any future costs.

The Company pays Carter Validus Real Estate Management Services, LLC (the “Property Manager”) leasing and management fees of the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. As of December 31, 2011, the Company had accrued approximately $34,000 and had reimbursed the Property Manager approximately $10,000 in leasing and management fees.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2011 and 2010 (amounts are rounded):

Entity	Fee	December 31, 2011	December 31, 2010
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$65,000	$10,000
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	146,000	—
Carter Validus Real Estate Management Services, LLC	Property management fees	24,000	—
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	31,000	7,000
Carter/Validus Advisors, LLC and its affiliates	Offering costs	1,356,000	—

		$1,622,000	$17,000

Note 10—Economic Dependency

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

Note 11—Commitments and Contingencies

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2011, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 12—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2011 and 2010. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information.

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$729,891	$614,618	$—	$—
Expenses	(1,043,908)	(1,093,784)	(82,426)	(151,824)

Loss from operations	(314,017)	(479,166)	(82,426)	(151,824)
Other expense	(215,667)	(196,502)	—	—

Consolidated net loss	(529,684)	(675,668)	(82,426)	(151,824)

Less: Net loss attributable to noncontrolling interests in Operating Partnership	(51)	30	(1,209)	1,518
Less: Net loss attributable to noncontrolling interests in consolidated partnership	206,294	171,842	—	—

Net loss attributable to the Company	$(323,441)	$(503,796)	$(83,635)	$(150,306)

Net loss per common share attributable to controlling interests—basic and diluted	$(0.13)	$(0.39)	$(0.30)	$(7.52)

Weighted average number of common shares outstanding—basic and diluted	$2,482,180	$1,283,504	$281,731	$20,000

	Quarters Ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
Revenue	$—	$—	$—	$—
Expenses	(65,986)	—	—	—

Loss from operations	(65,986)	—	—	—

Consolidated net loss	(65,986)	—	—	—

Less: Net loss attributable to noncontrolling interests in Operating Partnership	660	—	—	—

Net loss attributable to the Company	$(65,326)	$—	$—	$—

Net loss per common share attributable to controlling interests—basic and diluted	$(3.27)	$—	$—	$—

Weighted average number of common shares outstanding—basic and diluted	$20,000	$20,000	$20,000	$20,000

Note 13—Subsequent Events

Status of the Offering

As of March 27, 2012, the Company had received and accepted subscriptions for 5,185,000 shares of our common stock, or $51,635,000 in gross proceeds, excluding shares of its common stock issued pursuant to its DRIP. As of March 27, 2012, the Company had approximately 169,815,000 shares of common stock remaining in the Offering.

180 Peachtree Property

On January 3, 2012, the Company, through DC-180 Peachtree, an indirect, partially owned subsidiary of the Operating Partnership, completed the acquisition of the 180 Peachtree Property for a purchase price of $94,750,000, plus closing costs. The acquisition was funded by a $55,000,000 loan (see “Loan Agreement for the 180 Peachtree Property” below), $30,957,000 in equity investments from institutional investor, and the net proceeds from the Offering. The 180 Peachtree Property is 100.0% leased to six tenants. The table below presents the Company’s estimated revenues and net loss attributable to the Company for the years ended December 31, 2011 and 2010 (amounts are rounded):

	December 31, 2011	December 31, 2010
Pro forma basis:
Revenue	$17,728,000	$14,241,000
Net loss attributable to the Company	$(551,000)	$(155,000)

Loan Agreement for the 180 Peachtree Property

In connection with the acquisition of the 180 Peachtree Property, DC-180 Peachtree entered into a loan agreement with German American Capital Corporation, as the lender, to obtain a loan in the amount of $55,000,000, which is secured by a first priority interest in the 180 Peachtree Property. The loan agreement provides for (i) a fixed interest rate of 5.93%; (ii) a maturity date of January 6, 2022; and (iii) a prepayment prohibition on the loan until the earlier of (x) two years after the “startup day” within the meaning of Section 860(a) of the Code or (y) three years after the effective date of the loan; with prepayment in whole without any penalty being permitted on any payment date during the last four months of the loan term. Once the prepayment restriction lapses, and until four months prior to the maturity date, the loan is permitted to be prepaid through defeasance. Subject to certain exceptions, the loan is non-recourse as to DC-180 Peachtree and the Operating Partnership. As of March 15, 2012, the Company had $54,954,000 outstanding under the loan.

St. Louis Surgical Center

On February 9, 2012, the Company, through HC-760 Office Parkway, LLC (“HC-760 Office Parkway”), a wholly owned subsidiary of the Operating Partnership, completed the acquisition of a surgical center (the “St. Louis Surgical Center”), located in St. Louis, Missouri, for the purchase price of $8,470,000, plus closing costs. The St. Louis Surgical Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is, therefore, impractical to provide pro forma financial information at this time.

Loan Agreement for the St. Louis Surgical Center

In connection with the acquisition of the St. Louis Surgical Center, HC-760 Office Parkway entered into a loan agreement with American Momentum Bank to obtain a loan in the principal amount of $6,375,000, which is secured by a first priority interest in the St. Louis Surgical Center. The loan agreement provides for (i) a fixed interest rate of 4.75%; (ii) a maturity date of February 10, 2017; (iii) the loan can be prepaid at any time during the term subject to a breakage fee, if applicable; and (v) HC-760 must maintain a debt service coverage of at least 1.30 to 1.0 ratio. The Operating Partnership guaranteed 20% of the outstanding loan balance, subject to certain limited exceptions. As of March 23, 2012, the Company had $6,375,000 outstanding under the loan.

Northwoods Data Center

On March 14, 2012, the Company, through DC-2775 Northwoods Parkway, LLC (“DC-2775 Northwoods Parkway”), a wholly owned subsidiary of the Operating Partnership, completed the acquisition of a data center (the “Northwoods Data Center”), located in the Atlanta, Georgia metropolitan area, for the purchase price of $5,300,000, plus closing costs. The Northwoods Data Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro forma financial information at this time.

Loan Documents for the Northwoods Data Center

In connection with the acquisition of the Northwoods Data Center, DC-2775 Northwoods Parkway entered into loan documents with American Family Life Insurance Company (“American Family”) to obtain a loan in the principal amount of $3,300,000, which is secured by a first priority interest in the Northwoods Data Center. The loan documents provides for (i) a fixed annual interest rate of 5.25%; (ii) a maturity date of April 10, 2022; (iii) the loan can be prepaid at any time subsequent to the fourth anniversary of the loan subject to a prepayment premium, if applicable; and (iv) the loan is assumable at any time by a proposed purchaser, subject to American Family’s consent, and a 1.00% assumption fee. The loan is non-recourse as to DC-2775 Northwoods Parkway and the Operating Partnership, but both entities are liable jointly and severally for customary non-recourse carve-outs. As of March 15, 2012, the Company had $3,300,000 outstanding under the loan.

Stonegate Medical Center

On January 13, 2012, the Company, through HC-2501 W William Cannon Dr, LLC, a wholly owned subsidiary of the Operating Partnership, entered into a purchase agreement to purchase a 27,000 square foot net leased integrated medical facility consisting of a surgical center, a diagnostic and radiological center, and a pain management center (the “Stonegate Medical Center”), located in Austin, Texas. The Stonegate Medical Center currently is 100% leased to three tenants. The purchase price of the Stonegate Medical Center would be $9,100,000, plus closing costs. The Company expects to finalize the purchase of the Stonegate Medical Center by March 30, 2012.

Distributions Paid

On January 3, 2012, the Company paid aggregate distribution of $173,000 ($85,000 in cash and $88,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2011 through December 31, 2011. On February 1, 2012, the Company paid aggregate distributions of $200,000 ($102,000 in cash and $98,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2012 through January 31, 2012. On March 1, 2012, the Company paid aggregate distributions of $219,000 ($116,000 in cash and $103,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2012 through February 29, 2012.

Distributions Declared

On February 24, 2012, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2012 and ending on May 31, 2012. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in March 2012, April 2012 and May 2012 periods will be paid in April 2012, May 2012 and June 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Amendment to Share Repurchase Program

On March 9, 2012, the board of directors of the Company approved an amendment to its share repurchase program. The amendment provides that repurchase requests made (i) on behalf of a deceased stockholder; (ii) by a stockholder due to other involuntary exigent circumstances, such as bankruptcy, or (iii) by a stockholder due to a mandatory distribution under such stockholders’ IRA, shall be made within 360 days of such event. Such repurchases were previously to be made within 180 days of such event.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2011

Property	Location	Year of Original Construction	Date Acquired	Ownership Percentage	Encumbrances	Land	Building and Improvements(1)	Total	Accumulated Deprecation	Net Book Value
Richardson Data Center	Richardson, TX	2010	07/14/11	55.8%	$15,849,662	$449,073	$30,210,122	$30,659,195	$(516,644)	$30,142,551

(1)	Building and improvements include tenant origination and absorption costs.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION (CONTINUED)

December 31, 2011

2011
Real Estate
Balance at the beginning of the year	$—
Acquisitions	30,659,195

Balance at the end of the year	$30,659,195

Accumulated depreciation
Balance at the beginning of the year	$—
Depreciation expense	(516,644)

Balance at the end of the year	$(516,644)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 29, 2012	By	/s/ JOHN CARTER
John Carter
Chief Executive Officer and President

Date: March 29, 2012	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN CARTER John Carter	Chief Executive Officer, President and Chairman of Board of Directors (Principal Executive Officer)	March 29, 2012

/s/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	March 29, 2012

/s/ MARIO GARCIA, JR. Mario Garcia, Jr.	Director	March 29, 2012

/s/ JONATHAN KUCHIN Jonathan Kuchin	Director	March 29, 2012

/s/ RANDALL GREENE Randall Greene	Director	March 29, 2012

/s/ RONALD RAYEVICH Ronald Rayevich	Director	March 29, 2012

Supplemental information to be furnished with reports filed pursuant to Section 15(d) of the Act by registrants which have not filed registered securities pursuant to Section 12 of the Act.

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period from December 16, 2009 (date of inception) to December 31, 2011 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Incorporation (included as Exhibit 3.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.2	Articles of Amendment (included as Exhibit 3.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.3	Articles of Amendment (included as Exhibit 3.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.5	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.6	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

10.1	Dealer Manager Agreement, dated November 15, 2010 by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (included as Exhibit 1.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.2	Escrow Agreement by and between Carter Validus Mission Critical REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.3	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference)

10.4	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

10.5	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference

10.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

Exhibit No:	Description

10.7	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.8	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.9	Purchase and Sale Agreement, dated April 28, 2011, between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P. (included as Exhibit 10.1 to our Quarterly Report on form 10-Q filed on May 11, 2011, and incorporated herein by reference)

10.10	First Amendment to the Purchase and Sale Agreement, dated June 13, 2011, by and between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference)

10.11	Loan Agreement between DC-3300 Essex, LLC and Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.12	Limited Liability Company Agreement of DC-3300 Essex, LLC entered into by Carter/Validus Operating Partnership, LP and PAL DC Dallas, LLC, dated July 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.13	Promissory Note entered into by DC-3300 Essex, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.14	Guaranty among Carter/Validus Operating Partnership, LP, Carter and Associates, L.L.C. for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.15	Environmental Indemnity Agreement entered into by Carter/Validus Operating Partnership, LP and Carter and Associates, L.L.C., and DC-3300 Essex, LLC, in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.16	Mortgage Loan Cooperation Agreement entered into by DC-3300 Essex, LLC and Carter/Validus Operating Partnership, LP, and Carter and Associates, L.L.C., in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.17	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing made by DC-3300 Essex, LLC to Brian Short for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.18	Limited Partnership Agreement of MM Peachtree Holdings, LP, dated December 1, 2011, by and among Carter/Validus Operating Partnership, LP, Series Peachtree of GFI Migdal 1 LP, Participating Policies Residential LP, MM Pensions Residential, LP, MM Nostro Residential LP, and Ramot Ofek Ltd (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 1, 2011, and incorporated herein by reference)

10.19	Limited Liability Company Agreement of 180 Peachtree Holdings, LLC, dated December 1, 2011, by and between Carter/Validus Operating Partnership, LP and MM Peachtree Holdings, LP (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 1, 2011, and incorporated herein by reference)

Exhibit No:	Description

10.20	Loan Agreement, dated December 6, 2011, between MM Peachtree Holdings, LP and Carter/Validus Operating Partnership, LP (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 1, 2011, and incorporated herein by reference)

10.21	Intercreditor Agreement, dated December 7, 2011, by and among MM Pensions Real Estate US LP, Menora Mivtachim Insurance Ltd., Menora Mivtachim Insurance, Ltd., Ramat Offek, Ltd, Migdal Insurance Company, Ltd., Migdal Makefet U.S. Real Estate LP, Carter/Validus Operating Partnership, LP, and Carter Validus Mission Critical REIT, Inc. (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 1, 2011, and incorporated herein by reference)

10.22	Promissory Note, dated December 6, 2011, executed by MM Peachtree Holdings, LP, in favor of Carter/Validus Operating Partnership, LP (included as Exhibit 10.4 to our Current Report on Form 8-K filed on December 1, 2011, and incorporated herein by reference)

10.23	Purchase Agreement, dated December 22, 2011, between Carter Validus Properties, LLC and St. Louis Surgical Properties, LC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.24	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Carter Validus Properties, LLC and St. Louis Surgical Properties, LC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.25	Loan Agreement, dated January 3, 2012, made by and between DC-190 Peachtree, LLC and German American Capital Corporation (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.26	Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.27	Guaranty of Recourse Obligations made by Carter/Validus Operating Partnership, LP. for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.28	Assignment of Leases and Rents made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.29	Environmental Indemnity Agreement entered into by DC-180 Peachtree, LLC and Carter/Validus Operating Partnership, LP in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.30	Promissory Note entered into by DC-180 Peachtree, LLC in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on January 3, 2012, and incorporated herein by reference)

10.31	Loan Agreement between HC-760 Office Parkway, LLC and American Momentum Bank, effective February 9, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.32	Deed of Trust, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Grantor, and American Momentum Bank, as the Grantee (included as Exhibit 10.2 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.33	Assignment of Rents, Leases, and Other Benefits, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Assignor, and American Momentum Bank, as the Assignee (included as Exhibit 10.3 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

Exhibit No:		Description

10.34		Environmental Certificate with Representations, Covenants and Warranties, executed by HC-760 Office Parkway and Carter/Validus Operating Partnership, LP for the benefit of American Momentum Bank (included as Exhibit 10.4 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.35		Promissory Note, dated February 9, 2012, executed by HC-760 Office Parkway, LLC for the benefit of American Momentum Bank (included as Exhibit 10.5 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.36		Guaranty, effective as of February 9, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Momentum Bank (included as Exhibit 10.6 to our Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.37		Deed to Secure Debt, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Grantor, and American Family Life Insurance Company, as the Grantee (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.38		Assignment of Leases and Rents, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Assignor, and American Family Life Insurance Company, as the Assignee (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.39		Environmental Indemnity Agreement, executed by DC-2775 Northwoods Parkway, LLC and Carter/Validus Operating Partnership, LP for the benefit of American Family Life Insurance Company (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.40		Promissory Note, dated March 14, 2012, executed by DC-2775 Northwoods Parkway, LLC for the benefit of American Family Life Insurance Company (included as Exhibit 10.4 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.41		Limited Guaranty, effective as of March 14, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Family Life Insurance Company (included as Exhibit 10.5 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.42		Americans with Disabilities Act of 1990 Indemnity Agreement, dated March 12, 2012, among DC-2775 Northwoods Parkway, LLC, Carter/Validus Operating Partnership, LP, and American Family Life Insurance Company (included as Exhibit 10.6 to our Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.43	*	Purchase Agreement, dated January 13, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC

10.44	*	First Amendment to Purchase Agreement, dated February 15, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC

10.45	*	Purchase Agreement, dated January 13, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P.

10.46	*	First Amendment to Purchase Agreement, dated February 29, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P.

10.47	*	Second Amendment to Purchase Agreement, dated March 2, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P.

21.1		List of Subsidiaries (included as Exhibit 21.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

31.1	*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No:	Description

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 9-6 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.