Form 10-Q
period 2012-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2012-05-15
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 000-54675

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

As of May 9, 2012, there were 6,897,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

(in thousands except share amounts)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Real estate, net ($114,213 and $0 related to VIE)	$168,535	$30,143
Cash ($844 and $0 related to VIE)	13,104	8,969
Real estate deposits	3,105	44,695
Other assets ($3,579 and $0 related to VIE)	5,595	1,544

Total assets	$190,339	$85,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,889 and $0 related to VIE)	$80,287	$15,850
Accounts payable due to affiliates ($93 and $0 related to VIE)	2,763	1,622
Accounts payable and accrued liabilities ($1,593 and $0 related to VIE)	2,413	1,394
Intangible lease liabilities, net ($19,849 and $0 related to VIE)	23,136	1,679

Total liabilities	108,599	20,545
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 5,406,223 and 3,127,419 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	54	31
Additional paid-in capital	45,832	26,517
Accumulated deficit	(3,646)	(1,771)

Total stockholders’ equity	42,240	24,777
Noncontrolling interests in consolidated partnerships	39,499	40,028
Noncontrolling interests in Operating Partnership	1	1

Total equity	81,740	64,806

Total liabilities and stockholders’ equity	$190,339	$85,351

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

(in thousands except shares and per share amounts)

(Unaudited)

	2012	2011
Revenue
Rental revenue	$3,195	$—
Tenant reimbursement income	962	—
Parking revenue	402	—

Total revenue	4,559	—
Expenses:
Rental expenses	1,161	—
General and administrative expenses	315	152
Acquisition related expenses	2,094	—
Depreciation and amortization	1,160	—

Total expenses	4,730	152

Loss from operations	(171)	(152)

Other income (expense):
Other income and expenses	(1,149)	—

Total other income (expense)	(1,149)	—

Consolidated net loss	(1,320)	(152)
Net loss attributable to noncontrolling interests in consolidated partnerships	152	—
Net loss attributable to noncontrolling interests in Operating Partnership	—	2

Net loss attributable to the Company	$(1,168)	$(150)

Weighted average number of common shares outstanding:
Basic and diluted	4,076,195	200,000

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.29)	$(7.52)

Distributions declared per common share	$0.17	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2012

(in thousands except for share data)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnerships	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$1	$40,028	$64,806
Issuance of common stock	2,248,312	23	22,376	—	—	—	22,399
Issuance of common stock under the dividend reinvestment program	30,492	—	289	—	—	—	289
Distributions to noncontrolling interests in Consolidated Partnerships	—	—	—	—	—	(377)	(377)
Distributions declared to common stockholders	—	—	—	(707)	—	—	(707)
Commissions on sale of common stock and related dealer-manager fees	—	—	(2,107)	—	—	—	(2,107)
Other offering costs	—	—	(1,252)	—	—	—	(1,252)
Stock-based compensation	—	—	9	—	—	—	9
Net loss	—	—	—	(1,168)		(152)	(1,320)

Balance, March 31, 2012	5,406,223	$54	$45,832	$(3,646)	$1	$39,499	$81,740

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(1,320)	$(152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,160	—
Amortization of debt issue costs	23	—
Amortization of straight-line rent	(328)	—
Amortization of intangible lease liability	(420)	—
Stock-based compensation	9	1
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	905	—
Accounts payable due to affiliates	244	—
Other assets, net	(864)	151

Net cash used in operating activities	(591)	—

Cash flows from investing activities:
Investment in real estate and other assets	(117,620)	—
Capital expenditures	(56)
Fundings from real estate escrow deposits	41,590	—
Other deposits	(196)

Net cash used in investing activities	(76,282)	—

Cash flows from financing activities:
Proceeds from notes payable	64,675	—
Payments on note payable	(238)	—
Payments of deferred financing costs	(1,167)	—
Escrowed investor proceeds liability	—	1,142
Escrowed cash	—	(1,142)
Distributions to stockholders	(304)	—
Proceeds from issuance of common stock	22,399	—
Offering costs on issuance of common stock	(2,462)	—
Payments to escrow funds	(1,797)	—
Collection of escrow funds	279
Distributions to noncontrolling interest in consolidated partnerships	(377)	—

Net cash provided by financing activities	81,008	—

Net change in cash	4,135	—
Cash and cash equivalents - Beginning of period	8,969	202

Cash and cash equivalents - End of period	$13,104	$202

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$897	$—
Common stock issued through dividend reinvestment plan	$289	$—
Distributions declared and unpaid	$114	$—
Supplemental cash flow disclosures:
Interest paid	$1,424	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

March 31, 2012

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a Maryland corporation that qualified and will elect to be treated as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes for the taxable year ended December 31, 2011. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.995% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns a noncontrolling 0.005% partnership interest of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis up to 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors (the “Offering”), for a maximum offering of up to $1,738,000,000. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities in other real estate investments.

As of March 31, 2012, the Company had issued approximately 5,386,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $53,562,000 before selling commissions and dealer-manager fees of approximately $4,923,000 and other offering costs of approximately $2,988,000. Subscription payments received from Pennsylvania residents will be held in an escrow account until the Company raises an aggregate of $86,875,000 in subscriptions (including sales made to residents of other states). The conditions of that special escrow account were not satisfied for Pennsylvania residents as of March 31, 2012. As of March 31, 2012, the Company had 169,614,000 shares of common stock remaining in the Offering.

The Advisor acts as our advisor pursuant to an advisory agreement, as amended and renewed in November 2011 (the “Advisory Agreement”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis, identifying and making acquisitions and investments on the Company’s behalf and making recommendations as to dispositions of assets. The Company’s board of directors exercises its fiduciary duties in reviewing these recommendations and determining whether to approve or reject proposed transactions. The Advisor also provides asset management, marketing, investor relations and other administrative services on the Company’s behalf. The Advisory Agreement has a term of one-year and is reconsidered on an annual basis by the board of directors. The Company has no employees and relies upon the Advisor to provide substantially all services.

Carter Validus Real Estate Management Services, LLC (“Carter Management”), a wholly owned subsidiary of the Sponsor, serves as the Company’s property manager. SC Distributors, LLC (“SC Distributors”), an affiliate of the Advisor, serves as the dealer manager for the Offering. These entities receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

The Company operates through two reportable business segments – data centers and medical facilities. As of March 31, 2012, the Company owned five properties, comprising 440,000 rentable square feet of single and multi-tenant commercial space located in three states. As of March 31, 2012, the rentable space at these properties was 100% leased.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ended December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2012.

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity for which the Company is the primary beneficiary. As of March 31, 2012, the Company consolidated the accounts of two real estate entities: the Richardson Data Center and the 180 Peachtree Property (the “Consolidated Partnerships”) and three wholly-owned real estate entities.

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

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recognized to date.

Variable Interest Entities

A variable interest entity (“VIE”) is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest but is subject to consolidation if the entity (i) has insufficient equity at risk to permit the entity to finance its activities, (ii) whose at risk equity owners, as a group, do not have the power to direct the activities that most significantly impact its economic performance, or (iii) whose at risk equity owners do not absorb the entity’s losses or receive it returns. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the business activities of the Company and the other investors.

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

The accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, notes receivable, accounts payable and accrued liabilities, accounts payable due to affiliates and notes payable. The Company considers the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts payable due to affiliates and account payable and accrued liabilities to approximate the fair value for these financial instruments because of the short periods of time between origination of the instruments and their expected realization. The fair value of notes receivable is estimated by discounting the expected cash flows on the note receivable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of the notes receivable approximated their carrying cost at March 31, 2012.

The fair value of notes payable is estimated using a discounted cash flow analysis using borrowing rates available to the Company for debt instruments with similar terms and maturities. As of March 31, 2012 and December 31, 2011, the fair value of the notes payable was $80,565,000 and $15,827,000, respectively, compared to the carrying value of $80,287,000 and $15,850,000, respectively. The estimated fair value of the notes payable was calculated using quoted prices and observable inputs for similar borrowings (Level 2).

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption is not permitted. The adoption of ASU 2011-04 on January 1, 2012 did not have a material effect on our consolidated financial statements, but requires certain additional footnote disclosures.

Escrowed Funds

Escrowed funds primarily consists of deposits controlled by the lender for items such as real estate taxes, insurance, capital improvements, and amounts controlled by lenders as collateral to our notes payable. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of March 31, 2012, we operate through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. Prior to this the Company operated through one reportable segment. See Note 14 – Segment Reporting, for further discussion.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011

Land	$8,014	$449
Building and improvements	138,976	26,351
Tenant origination and absorption costs	23,222	3,860

	170,212	30,660
Less: accumulated depreciation	(1,677)	(517)

	$168,535	$30,143

Depreciation expense for the three months ended March 31, 2012 and 2011 was $1,160,000 and $0, respectively. In addition to the property acquisitions discussed below, for the three months ended March 31, 2012 and 2011, the Company had capital expenditures of $56,000 and $0, respectively, related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. As of March 31, 2012, acquisition fees and expenses totaled $2,094,000, which did not exceed 6.0% of the purchase price of acquisitions.

Acquisitions during the Three Months Ended March 31, 2012

During the three months ended March 31, 2012, the Company completed four acquisitions, which was comprised of six buildings and parking facilities, from unaffiliated parties. The aggregate purchase price of these properties was $117,620,000 and we paid $876,400 in acquisition fees to the Advisor or its affiliates in connection with these acquisitions. The following is a summary of the acquisitions for the three months ended March 31, 2012 (in thousands):

							Acquisition
						Mortgage	Fee to Advisor
	Property	Date		Ownership		Loans	or its
Property	Location	Acquired	Type	Percentage	Purchase Price	Payable	Affiliates(1)
180 Peachtree Data Center	Atlanta, GA	01/03/12	Data Center	20.5%	$94,750	$55,000	$419	(2)
St. Louis Surgical Center	St. Louis, MO	02/09/12	Health Care	100.0%	8,470	6,375	169
Northwoods Data Center	Atlanta, GA	03/14/12	Data Center	100.0%	5,300	3,300	106
Stonegate Medical Center	Austin, TX	03/30/12	Health Care	100.0%	9,100	—	182

					$117,620	$64,675	$876

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company's properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	The Company paid its pro rata ownership percentage of the acquisition fees, or $419,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Note 4—Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
In-place leases, net of accumulated amortization of $371 and $90 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 11.1 years and 19.2 years as of March 31, 2012 and December 31, 2011, respectively)	$20,054	$3,860

Above market leases, net of accumulated amortization of $20 and $0 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 10.1 years as of March 31, 2012)	998	—

Ground lease interest, net of accumulated amortization of $8 and $0 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 44.4 years as of March 31, 2012)	1,701	—

	$22,753	$3,860

Amortization expense for the in-place leases and ground leases for the three months ended March 31, 2012 and 2011 was $379,000 and $0, respectively. Amortization of the above market leases for the three months ended March 31, 2012 and 2011 was $20,000 and $0, respectively.

Estimated amortization expense on the identified intangible assets as of March 31, 2012, for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (nine months)	1,596
2013	2,140
2014	2,140
2015	2,140
2016	1,824
Thereafter	12,913

$22,753

Note 5—Other Assets, Net

Other assets, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $38 and $15 as of March 31, 2012 and December 31, 2011, respectively	$1,290	$487
Investments in nonconsolidated partnerships	146	171
Accounts receivable	395	—
Straightline rent receivable	430	102
Real estate note receivables	514	514
Restricted cash	745	—
Prepaid assets	312	26
Escrow funds	1,763	244

	$5,595	$1,544

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Amortization expense on deferred financing costs for the three months ended March 31, 2012 and 2011 was $23,000 and $0, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations.

Estimated amortization expense on deferred financing costs as of March 31, 2012, for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (nine months)	$122
2013	160
2014	158
2015	155
2016	142
Thereafter	553

$1,290

Note 6—Notes Payable

Notes payable were $80,287,000 and $15,850,000 as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the Company had four fixed rate notes payable with effective interest rates ranging from 4.75% to 5.93% per annum and a weighted average effective interest rate of 5.65% per annum.

Notes payable consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

Property	Interest Rate	Maturity Date	March 31, 2012	December 31, 2011
Richardson Data Center	5.10%	08/06/16	$15,734	$15,850
180 Peachtree Data Center	5.93%	01/06/22	54,889	—
St. Louis Surgical Center	4.75%	02/10/17	6,364	—
Northwoods Data Center	5.25%	04/10/22	3,300	—

			$80,287	$15,850

The principal payments due on the notes payable as of March 31, 2012, for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (nine months)	$983
2013	1,408
2014	1,488
2015	1,573
2016	14,897
Thereafter	59,938

$80,287

Note 7—Line of Credit

On March 30, 2012, the Company entered into a line of credit agreement with KeyBank National Association (“KeyBank”), to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30,000,000 (the “KeyBank Line of Credit”). The actual amount available under the KeyBank Line of Credit is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Line of Credit agreement. The KeyBank Line of Credit matures on March 30, 2015, and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Any loan made under the KeyBank Line of Credit shall bear interest at per annum rates equal to either (i) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.25%, which are determined based on the overall leverage of the Company or (ii) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.25% to 2.00%, which are determined based on the overall leverage of the Company. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Line of Credit agreement at a per annum rate equal to 0.50% if the average daily amount outstanding under the KeyBank Line of Credit agreement is less than 50.00% of the lenders’ commitments or 0.35% if the average daily amount outstanding under the KeyBank Line of Credit is greater than 50.00%.

The KeyBank Line of Credit agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the line of credit in the event of default. The KeyBank Line of Credit agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) minimum quarterly equity raise; (vi) minimum number of properties in the collateral pool; (vii) minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Line of Credit agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at March 31, 2012. As of March 31, 2012, the Company had not borrowed any funds from the KeyBank Line of Credit.

Note 8—Stock-based Compensation

On March 18, 2011, the Company adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (the “2010 Plan”), pursuant to which the Company has the authority to grant restricted and deferred stock awards to persons eligible under the 2010 Plan. The Company authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expense for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

As of March 31, 2012 and December 31, 2011, there was $114,000 and $124,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 3.4 years.

As of March 31, 2012 and December 31, 2011, the fair value of the nonvested shares of our restricted common stock was $135,000 and $150,000, respectively. A summary of the status of the nonvested shares of our restricted common stock as of December 31, 2011 and March 31, 2012, and the changes for the three months ended March 31, 2012, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	15,000	$10.00
Vested	1,500	$10.00

Nonvested at March 31, 2012	13,500	$10.00

For the three months ended March 31, 2012 and 2011, the Company recognized approximately $9,000 and $1,000, respectively, in stock-based compensation expense, which is reported in general and administrative costs.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Note 9—Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011
Below market leases, net of accumulated amortization of $440 and $40 as of March 31, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 12.4 years and 19.2 years as of March 31, 2012 and December 31, 2011, respectively)	$23,136	$1,679

Amortization of below market leases for the three months ended March 31, 2012 and 2011 was $440,000 and $0, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements operations.

Estimated amortization of below market leases as of March 31, 2012, for the nine months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (nine months)	$1,658
2013	2,216
2014	2,216
2015	2,216
2016	2,035
Thereafter	12,795

$23,136

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Other Organization and Offering Expenses

The Advisor, or its affiliates, is reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15.00% of gross offering proceeds as of the date of the reimbursement (selling commissions and the dealer manager fee represent 7.00% and 2.75%, respectively, of the gross offering proceeds). The Company expects that other organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of March 31, 2012, the Advisor, or its affiliates, incurred other organization and offering expenses, on behalf of the Company, of approximately $1,997,000, in excess of the 15.00% of gross offering proceeds, including selling commissions and the dealer-manager fee. During the three months ended March 31, 2012, the Company had reimbursed the Advisor, or its affiliates, $355,000 in other organization and offering costs.

When recorded by the Company, other organization expenses are expensed as incurred and offering expenses are recorded in stockholders’ equity as such amounts are reimbursed to the Advisor, or its affiliates, from the gross proceeds of the Offering. See Note 11 – “Related-Party Transactions and Arrangements” for further discussion of other organization and offering expenses.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Environmental Matters

The Company has a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not aware of any environmental liability with respect to its properties that would have a material effect on the its consolidated financial position, results of operations or cash flows. Further, we are not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that we believe would require additional disclosure or the recording of a loss contingency.

Note 11—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7% of gross offering proceeds. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors receives up to 2.75% of gross offering proceeds, as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $2,107,000 and $0 for the three months ended March 31, 2012 and 2011, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.00% of the gross offering proceeds (including selling commissions and the deal-manager fee) from the sale of shares of the Company’s common stock in the Offering other than shares of common stock sold pursuant to the DRIP. For the three months ended March 31, 2012 and 2011, the Company reimbursed $355,000 and $0, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. For the three months ended March 31, 2012 and 2011, the Company incurred $1,614,000 and $0, respectively, in acquisition fees to the Advisor, or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combination, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. The Advisor will defer asset management fees in the event the Company’s modified funds from operations do not exceed its distributions made to stockholders. For the three months ended March 31, 2012 and 2011, the Company incurred $130,000 and $0, respectively, in asset management fees to the Advisor or its affiliates. The Advisor waived, without recourse, $14,000 in asset management fees related to its 180 Peachtree Data Center to ensure that the property’s operating results provided sufficient returns to the Company. As of March 31, 2012 and 2011, the Advisor deferred $130,000 and $0, respectively, in asset management fees because the Company’s modified funds from operations did not exceed its distributions.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of March 31, 2012, the Company did not incur a disposition fee or subordinated sale fee.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of March 31, 2012, the Company did not incur a listing fee.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. For the 12 months ended March 31, 2012, the Company’s operating expenses did not exceed the limitation. Operating expenses as a percentage of average invested assets and as a percentage of net income were 1.70% and 85.02%, respectively, for the 12 months ended March 31, 2012. For the three months ended March 31, 2012 and 2011, the Advisor incurred operating expenses on the Company’s behalf of approximately $134,000 and $ 151,000, respectively. The Advisor waived 100% of its operating expenses it incurred on behalf of the Company, without recourse, approximately $134,000 in administrative service expenses, including payroll-related expenses.

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

The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2012 and 2011, the Company incurred, and paid the Property Manager, $89,000 and $0, respectively, in property management fees.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of March 31, 2012 and December 31, 2011 (in thousands):

Entity	Fee	March 31, 2012	December 31, 2011
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$123	$65
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	276	146
Carter Validus Real Estate Management Services, LLC	Property management fees	31	24
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	80	31
Carter/Validus Advisors, LLC and its affiliates	Offering costs	2,253	1,356

		$2,763	$1,622

Note 12—Business Combinations

Period Ended March 31, 2012

For the three months ended March 31, 2012, we completed four acquisitions, comprised of six buildings and parking facilities with an aggregate of 420,000 square feet of gross leasable area (“GLA”). The aggregate purchase price was $117,620,000, plus closing costs and acquisition fees of $2,094,000, which is included in acquisition related expenses in the accompanying condensed consolidated statements of operations. See Note 3 – “Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2012, we recognized the following amounts of revenues and net loss for the acquisitions (in thousands):

Property	Revenues	Net Loss
180 Peachtree Data Center	$3,680	$(20	) (1)
St. Louis Surgical Center	$116	$(251	) (2)
Northwoods Data Center	$26	$(142	) (3)
Stonegate Medical Center	$5	$(223	) (4)

(1)	The 180 Peachtree Data Center was acquired on January 3, 2012. During the three months ended March 31, 2012, the property incurred non-recurring charges related to acqusition fees and costs of $1,113,000.
(2)	The St. Louis Surgical Center was acquired on February 9, 2012. During the three months ended March 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $254,000.
(3)	Northwoods Data Center was acquired on March 14, 2012. During the three months ended March 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $142,000.
(4)	The Stonegate Medical Center was acquired on March 30, 2012. During the three months ended March 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $227,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

The following summarizes management’s allocation of the fair value of the four acquisitions for the three months ended March 31, 2012 (in thousands):

	180 Peachtree Data	St. Louis Surgical	Northwoods Data	Stonegate Medical
	Center	Center	Center	Center
Land	$4,280	$808	$572	$1,904
Building and improvemens	93,605	6,510	3,688	4,928
In-place leases	14,058	542	667	1,388
Tenant improvements	936	1,696	373	836
Ground leasehold asset	1,709
Master lease
Above market leases	420			597

Total assets acquired	115,008	9,556	5,300	9,653

Mortgage loans payable, net
Below market leases	(20,258)	(1,086)		(553)

Other liabilities
Total liabilities	(20,258)	(1,086)	—	(553)

Net assets acquired	$94,750	$8,470	$5,300	$9,100

Assuming the 2012 acquisitions discussed above had occurred on January 1, 2011, pro forma revenues, net income (loss), net income (loss) attributable to the Company and net income (loss) per common share attributable to the Company – basic and diluted would have been as follows for the three month periods below (in thousands except for per share data):

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Revenues	$5,041	$4,350
Net income (loss)	$911	$723
Net income (loss) attributable to the Company	$154	$196
Net income (loss) per common share attributable to the Company - basic and diluted	$0.04	$0.05

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented not are they necessarily indicative of future operating results.

Note 13—Variable Interest Entity

On January 3, 2012, an indirect partially owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center, through a joint venture arrangement with three non-U.S. institutional investors. The Operating Partnership owns approximately 20.53% and the three institutional investors own an aggregate of 79.5% of the consolidated joint venture interests.

As of March 31, 2012, the Company was the primary beneficiary of, and therefore consolidated, one VIE, which owned the 180 Peachtree Data Center. Real estate with a carrying value of $114,213,000 collateralized $54,889,000 of debt of the VIE. Any significant amounts of assets and liabilities related to our consolidated VIE are identified parenthetically on the accompanying condensed consolidated balance sheets. The creditors of the consolidated VIE do not have recourse to our general credit.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Note 14—Segment Reporting

As of January 1, 2012, the Company evaluated our business based on two distinct industries and reportable business segments – data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. The accounting policies of these segments are the same as those described herein in Note 2 – “Summary of Significant Accounting Policies” and in Note 2 – “Summary of Significant Accounting Policies” to our audited financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012. There were no intersegment sales or transfers.

The Company evaluates performance based upon net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment profit serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense, depreciation and amortization and other expenses are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs and other assets not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2012 is as follows (in thousands):

			Three Months
	Data	Medical	Ended
	Centers	Facilities	March 31, 2012
Revenue:
Rental income	$4,438	$121	$4,559
Expenses:
Rental expenses	1,155	6	1,161

Segment net operating income	$3,283	$115	$3,398

Expenses:
General and administrative			315
Acquisition related expenses			2,094
Depreciation and amortization			1,160

Loss from operations			(171)
Other income (expense):
Interest and other expense			(1,149)

Net income (loss)			$(1,320)

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (continued)

(unaudited)

March 31, 2012

Assets by reportable segments as of March 31, 2012 and December 31, 2011 are as follows (in thousands):

	March 31, 2012	December 31, 2011
Data centers	$154,458	$74,319
Medical facilities	19,299	—
All other	16,582	11,032

Total assets	$190,339	$85,351

Note 15—Economic Dependency

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

Note 16—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of March 31, 2012 and December 31, 2011, there were 13,500 shares and 15,000 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Note 17—Subsequent Events

Status of the Offering

As of May 9, 2012, the Company had received and accepted subscriptions for 6,877,000 shares of our common stock, or $68,408,000 in gross proceeds, including shares of its common stock issued pursuant to its DRIP. As of May 9, 2012, the Company had approximately 168,123,000 shares of common stock remaining in the Offering.

Distributions Paid

On April 2, 2012, the Company paid aggregate distribution of $287,000 ($151,000 in cash and $136,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012. On May 1, 2012, the Company paid aggregate distributions of $340,000 ($176,000 in cash and $164,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2012 through April 30, 2012.

Distributions Declared

On May 4, 2012, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2012 and ending on August 31, 2012. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in June 2012, July 2012 and August 2012 periods will be paid in July 2012, August 2012 and September 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Share Repurchases

On May 4, 2012, the board of directors of the Company authorized the repurchase of 2,500 shares of the Company’s common stock, for an aggregate amount of $25,000, under the share repurchase program due to the death of a stockholder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Carter/Validus Operating Partnership, LP and all consolidated subsidiaries.

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012 (the “2011 Annual Report on Form 10-K”), for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We qualified and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, (the “Code”) for federal income tax purposes beginning with our taxable year ended December 31, 2011 and we intend to continue to be taxed as a REIT.

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “Offering”). The SEC first declared our registration statement effective as of December 10, 2010. We will sell shares of our common stock in our Offering until the earlier of December 10, 2012, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. As of March 31, 2012, we had received and accepted subscriptions in our offering for 5,386,000 shares of our common stock, or $53,562,000, including shares of our common stock issued pursuant to the DRIP.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP (our “Operating Partnership”). We are externally advised by Carter/Validus Advisors, LLC (our “Advisor”), pursuant to an advisory agreement (the “Advisory Agreement”), between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our sponsor, Carter/Validus REIT Investment Management Company, LLC. We have no paid employees.

We current operate through two reportable business segments – data centers and medical facilities. As of March 31, 2012, we had completed five acquisitions comprised of seven buildings and parking facilities and approximately 440,000 square feet of gross leasable area (“GLA”) for an aggregate purchase price of $117,620,000.

Critical Accounting Policies

Our critical accounting policies were disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012. There have been no material changes to our critical accounting policies as disclosed herein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2011 Annual Report on Form 10-K.

Qualification as a REIT

We qualified and will elect to be taxed as a REIT under the Code for federal income tax purposes beginning with our taxable year ended December 31, 2011 and we intend to continue to be taxed as a REIT.

To maintain our qualification, as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Distributions

As of the three months ended March 31, 2012, we paid distributions of approximately $593,000 ($304,000 in cash and $289,000 in shares of our common stock pursuant to the DRIP). The distributions are payable to our stockholders from legally available funds therefor.

On April 2, 2012, we paid aggregate distribution of $287,000 ($151,000 in cash and $136,000 in shares of our common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2012 through March 31, 2012. On May 1, 2012, we paid aggregate distributions of $340,000 ($176,000 in cash and $164,000 in shares of our common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2012 through April 30, 2012.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

As of March 31, 2012

In general, we expect all amounts to increase in the future based on a full year of operations as well as increased activity as we acquire additional real estate investments. Our results of operations are not indicative of those expected in the future periods.

Our operating results for the three ended March 31, 2012 were primarily comprised of income derived from our real estate properties, acquisition related expenses related to such purchases and administrative costs. Except where otherwise noted, the change in our results of operations is primarily due to our five acquisitions as of March 31, 2012, as compared to no acquisitions as of March 31, 2011.

Rental Income

For the three months ended March 31, 2012, rental income was $3,195,000 and was primarily comprised of base rent of $2,445,000 and amortization of above- and below-market leases and straight-line rent of $750,000.

As of March 31, 2012, our properties were 100% occupied.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants, which resulted in $962,000 of tenant reimbursement income during the three months ended March 31, 2012.

Parking Income

For the three months ended March 31, 2012, parking income was $402,000.

Rental Expenses

For the three months ended March 31, 2012, rental expenses were $1,161,000 and primarily consisted of real estate taxes of $186,000, utilities of $472,000, repairs and maintenance of $179,000, personnel costs of $152,000, administrative costs of $68,000, insurance costs of $15,000 and property management fees of $89,000.

General and Administrative Expenses

For the three months ended March 31, 2012, general and administrative expenses were approximately $315,000 and consisted of professional and legal fees of approximately $140,000, board of directors’ fees of approximately $13,000, asset management fees of approximately $130,000, restricted stock compensation of approximately $9,000, insurance of $21,000 and other costs of approximately $2,000.

Acquisition Related Expenses

For the three months ended March 31, 2012, acquisition related expenses of approximately $2,094,000 were related primarily to expenses associated with the four acquisitions during the period, including acquisition fees of $1,614,000 incurred to our Advisor, or its affiliates.

Depreciation and Amortization

For the three months ended March 31, 2012, depreciation and amortization was approximately $1,160,000 and consisted primarily of depreciation on our real estate property of $781,000 and amortization on our identified intangible assets of $379,000.

Other Income and Expenses

For the three months ended March 31, 2012, other income and expenses were approximately $1,149,000, which consisted of interest earned on bank funds of $16,000 offset by a loss on unconsolidated partnerships of $25,000 and interest expense of approximately $1,141,000 related to our notes payable and amortization of deferred financing costs.

As of March 31, 2011

As of March 31, 2011, we had not commenced any significant operations. For the three months ended March 31, 2011, we incurred a net loss of approximately $150,000, which was primarily related to general and administrative expenses, including legal, accounting compliance and board of directors’ fees.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. During the three months ended March 31, 2011, we paid approximately $2,107,000 in selling commissions and dealer-manager fees and accrued approximately $1,252,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of March 31, 2012. As of March 31, 2012, we reimbursed the Advisor, or its affiliates, approximately $774,000, or 1.4% of offering proceeds, for other organization and offering costs.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 11–“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

Generally, cash needs for items other than acquisitions of real estate and real estate-related investments are met from operations, borrowings, and the net proceeds of the Offering. However, there is a delay between the sale of shares of our common stock and our investments in real estate and real estate-related investments, which could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations.

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate-related securities, we invest the uninvested proceeds in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

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

Cash Flows

Cash flows used by operating activities for the three months ended March 31, 2012 and 2011, were approximately $591,000 and $0, respectively. For the three months ended March 31, 2012, cash flows used by operating activities related to the cash flows of acquisition fees and expenses, increase in restricted cash and other assets and general and administrative expenses. We anticipate cash flows from operating activities to increase as we purchase additional properties.

Cash flows used in investing activities for the three months ended March 31, 2012 and 2011, were $76,282,000 and $0, respectively. For the three months ended March 31, 2012, cash flows used in investing activities related to the acquisition of our real estate properties. Cash flows from investing activities are dependent upon investment of our Offering proceeds in real estate and real estate-related investments.

Cash flows provided by financing activities for the three months ended March 31, 2012 and 2011, were approximately $81,008,000 and $0, respectively. For the three months ended March 31, 2012, such cash flows related primarily to funds raised from investors in our Offering of $22,399,000, proceeds for our mortgage loan payable of $64,675,000 and collection of escrow funds of $279,000; offset by principal payments on our mortgage loan payable in the amount of $238,000, deferred financing costs of $1,167,000, cash distributions to our stockholders of $304,000, offering costs of $2,462,000, distributions to noncontrolling interests in consolidated partnerships of $377,000 and payments to escrow funds of $1,797,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur debt to purchase additional properties.

Contractual Obligations

As of March 31, 2012, we had approximately $80,287,000 of debt outstanding. See Note 6–“Notes Payable” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of March 31, 2012, were (in thousands):

	Payments Due by Period
	Less than 1			More than 5
	Year	1-3 Years	4-5 Years	Years	Total
Principal payments — fixed rate debt	$1,198	$3,080	$21,979	$54,030	$80,287
Interest payments — fixed rate debt	4,171	9,257	8,039	14,904	36,371

Total	$5,369	$12,337	$30,018	$68,934	$116,658

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 14 – “Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in

November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight line rents and the adjustments of such items related to noncontrolling interests in the operating partnership and other consolidated partnerships as well as our unconsolidated partnerships. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2012 (in thousands except share data):

	Three Months Ended March 31,
	2012		2011
Net loss attributable to the Company	$(1,168)		$(150)
Adjustments:
Depreciation and amortization – real estate	1,160		—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(772)		(2)

FFO	$(780)		$(152)

Adjustments:
Acquisition related expenses	$2,094		$—
Amortization of above and below market lease	(421)		—
Amortization of straight-line rents	(328)		—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(355	) *	—

MFFO	$210		$(152)

Weighted average common shares outstanding—basic and diluted	4,076,195		20,000

Net loss per common share—basic and diluted	$(0.29)		$(7.52)

FFO per common share—basic and diluted	$(0.19)		$(7.59)

*	Of this amount, $222,000 related to straight-line rents, $313,000 related to above and below market lease and $(890,000) related to acquisition expenses.

Subsequent Events

For a discussion of subsequent events, see Note 17—”Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

As of March 31, 2012, we had approximately $80,287,000 of fixed rate debt outstanding, and no variable rate debt outstanding. In the future, we expect that we may obtain fixed or variable rate debt financing to fund certain property acquisitions and make other permitted investments, and may be exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows, and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we expect to borrow at primarily fixed rates, or variable rates with the lowest margins available. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with, Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2012 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2012, were effective, in all material respects, for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

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

During the three months ended March 31, 2012, we did not repurchase any shares of our common stock under our share repurchase program.

On May 4, 2012, the board of directors of the Company authorized the repurchase of 2,500 shares of the Company’s common stock, for an aggregate amount of $25,000, under the share repurchase program due to the death of a stockholder.

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

As of March 31, 2012, we had received subscriptions for and issued approximately 5,329,000 shares of our common stock (excluding shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $53,022,000 (before selling commissions and dealer-manager fees). As of March 31, 2012, a total of $540,000 in distributions was reinvested in and 57,000 shares of common stock were issued pursuant to the DRIP.

As of March 31, 2012, we had incurred selling commissions of approximately $3,462,000 and dealer-manager fees of approximately $1,461,000 in connection with our Offering. We had also incurred other offering costs of approximately $2,988,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering. The cost of raising funds in our Offering as a percentage of gross proceeds received in our primary offering will not exceed 9.75%. As of March 31, 2012, gross proceeds from the Offering were approximately $53,562,000, including proceeds from the DRIP and after deducting offering expenses.

As of March 31, 2012, approximately $4,250,000 remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

As of March 31, 2012, we had used $29,212,000 in proceeds from our Offering to acquire properties from unaffiliated parties, $4,923,000 to pay selling commissions and dealer-manager fees, $735,000 in Organization and Offering costs, $566,000 in working capital, $1,042,000 to pay acquisition fees to affiliated parties, $745,000 for lender required restricted cash accounts to unaffiliated parties, $1,328,000 for deferred financing costs to unaffiliated parties, $526,000 to pay distributions to stockholders, $340,000 to pay acquisition related expenses to affiliated parties, $435,000 to pay acquisition related expenses to unaffiliated parties, and $3,100,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: May 15, 2012	By	/S/ JOHN CARTER
John Carter
Chief Executive Officer and President

Date: May 15, 2012	By	/S/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.3	Additional Subscription Agreement and Additional Subscription Agreement Signature Page (included as Exhibit D to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

10.1	Purchase Agreement, dated December 22, 2011, by and between Carter Validus Properties, LLC and St. Louis Surgical and Properties, LC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, incorporated herein by reference)

10.2	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Carter Validus Properties, LLC and St. Louis Surgical Properties, LC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.3	Loan Agreement, dated January 3, 2012, made by and between DC-190 Peachtree, LLC and German American Capital Corporation (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.4	Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.5	Guaranty of Recourse Obligations made by Carter/Validus Operating Partnership, LP. for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.6	Assignment of Leases and Rents made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.7	Environmental Indemnity Agreement entered into by DC-180 Peachtree, LLC and Carter/Validus Operating Partnership, LP in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.8	Promissory Note entered into by DC-180 Peachtree, LLC in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.9	Loan Agreement between HC-760 Office Parkway, LLC and American Momentum Bank, effective February 9, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.10	Deed of Trust, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Grantor, and American Momentum Bank, as the Grantee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.11	Assignment of Rents, Leases, and Other Benefits, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Assignor, and American Momentum Bank, as the Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.12	Environmental Certificate with Representations, Covenants and Warranties, executed by HC-760 Office Parkway and Carter/Validus Operating Partnership, LP for the benefit of American Momentum Bank (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.13	Promissory Note, dated February 9, 2012, executed by HC-760 Office Parkway, LLC for the benefit of American Momentum Bank (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.14	Guaranty, effective as of February 9, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Momentum Bank (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.15	Deed to Secure Debt, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Grantor, and American Family Life Insurance Company, as the Grantee (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.16	Assignment of Leases and Rents, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Assignor, and American Family Life Insurance Company, as the Assignee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.17	Environmental Indemnity Agreement, executed by DC-2775 Northwoods Parkway, LLC and Carter/Validus Operating Partnership, LP for the benefit of American Family Life Insurance Company (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.18	Promissory Note, dated March 14, 2012, executed by DC-2775 Northwoods Parkway, LLC for the benefit of American Family Life Insurance Company (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.19	Limited Guaranty, effective as of March 14, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Family Life Insurance Company (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.20	Americans with Disabilities Act of 1990 Indemnity Agreement, dated March 12, 2012, among DC-2775 Northwoods Parkway, LLC, Carter/Validus Operating Partnership, LP, and American Family Life Insurance Company (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.21	Purchase Agreement, dated January 13, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC (included as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.22	First Amendment to Purchase Agreement, dated February 15, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC (included as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.21	Purchase Agreement, dated January 13, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.24	First Amendment to Purchase Agreement, dated February 29, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.25	Second Amendment to Purchase Agreement, dated March 2, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.26	Credit Agreement by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association and other parties to the agreement or that may service parties to the agreement, as lenders, and KeyBanc Capital Markets, as sole land arranger and lead book runner, dated March 30, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.27	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc. et al for the benefit of KeyBank National Association dated March 30, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.28	Indemnity Agreement Regarding Hazardous Materials by and among HC-2501 W William Cannon DR, LLC, Carter/Validus Operating Partnership, LP and Carter Validus Mission Critical REIT, Inc. for the benefit of KeyBank National Association dated March 30, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.29	Deed of Trust, Security Agreement and Assignment of Leases And Rents from HC-2501 W William Cannon DR, LLC as Grantor to Gary S. Farmer, as Trustee for the benefit of KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.30	Assignment of Leases and Rents by HC-2501 W William Cannon DR, LLC to KeyBank National Association, as Agent, dated March 30, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.31	Swing Loan Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.32	Revolving Credit Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.33	Contribution Agreement by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, the other guarantors identified therein, dated March 30, 2012 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit No:	Description

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.