Form 10-Q
period 2012-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2012-08-10
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

As of August 2, 2012, there were 10,587,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

(in thousands except share amounts)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Real estate, net ($113,253 and $0 related to VIE)	$184,049	$30,143
Cash ($652 and $0 related to VIE)	31,794	8,969
Real estate deposits	5,100	44,695
Other assets ($3,802 and $0 related to VIE)	6,687	1,544

Total assets	$227,630	$85,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,738 and $0 related to VIE)	$86,001	$15,850
Accounts payable due to affiliates ($23 and $0 related to VIE)	3,937	1,622
Accounts payable and accrued liabilities ($1,406 and $0 related to VIE)	3,362	1,394
Intangible lease liabilities, net ($19,358 and $0 related to VIE)	22,850	1,679

Total liabilities	116,150	20,545
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 9,142,963 and 3,127,419 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	91	31
Additional paid-in capital	77,412	26,517
Accumulated deficit	(5,559)	(1,771)

Total stockholders’ equity	71,944	24,777
Noncontrolling interests in consolidated partnerships	39,535	40,028
Noncontrolling interests in Operating Partnership	1	1

Total equity	111,480	64,806

Total liabilities and stockholders’ equity	$227,630	$85,351

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2012 and 2011

(in thousands except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue
Rental revenue	$3,855	$—	$7,050	$—
Tenant reimbursement income	1,247	—	2,209	—
Parking revenue	381	—	783	—

Total revenue	5,483	—	10,042	—
Expenses:
Rental and parking expenses	1,533	—	2,694	—
General and administrative expenses	114	82	429	234
Acquisition related expenses	1,019	—	3,113	—
Depreciation and amortization	1,523	—	2,683	—

Total expenses	4,189	82	8,919	234

Income (loss) from operations	1,294	(82)	1,123	(234)

Other income (expense):
Other income	12	—	4	—
Interest expense	(1,200)	—	(2,341)	—

Total other income (expense)	(1,188)	—	(2,337)	—

Consolidated net income (loss)	106	(82)	(1,214)	(234)
Net loss (income) attributable to noncontrolling interests in consolidated partnerships	(768)	(2)	(616)	—

Net loss attributable to the Company	$(662)	$(84)	$(1,830)	$(234)

Weighted average number of common shares outstanding:
Basic and diluted	7,233,405	281,731	5,654,878	151,589

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.09)	$(0.30)	$(0.32)	$(1.54)

Distributions declared per common share	$0.18	$—	$0.35	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2012

(in thousands except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests Consolidated Partnerships	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$1	$40,028	$64,806
Issuance of common stock	5,940,593	59	59,074	—	—	—	59,133
Vesting of restricted stock	3,750	—	—	—	—	—	—
Issuance of common stock under the dividend reinvestment program	83,319	1	790	—	—	—	791
Distributions to noncontrolling interests in Consolidated Partnerships	—	—	—	—	—	(1,109)	(1,109)
Distributions declared to common stockholders	—	—	—	(1,958)	—	—	(1,958)
Commissions on sale of common stock and related dealer-manager fees	—	—	(5,520)	—	—	—	(5,520)
Other offering costs	—	—	(3,350)	—	—	—	(3,350)
Redemption of common stock	(12,118)	—	(119)	—	—	—	(119)
Stock-based compensation	—	—	20	—	—	—	20
Net (loss) income	—	—	—	(1,830)		616	(1,214)

Balance, June 30, 2012	9,142,963	$91	$77,412	$(5,559)	$1	$39,535	$111,480

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2012 and 2011

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(1,214)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,683	—
Amortization of debt issue costs	110	—
Amortization of straight-line rent	(736)	—
Amortization of intangible lease liability	(939)	—
Stock-based compensation	20	7
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,654	226
Accounts payable due to affiliates	(190)	—
Other assets, net	(1,226)	—

Net cash provided by (used in) operating activities	162	(1)

Cash flows from investing activities:
Investment in real estate and other assets	(134,144)	—
Capital expenditures	(335)	—
Payments of real estate escrow deposits	(10,080)	(2,065)
Collection of real estate escrow deposits	49,654	—
Other deposits	(196)	—

Net cash used in investing activities	(95,101)	(2,065)

Cash flows from financing activities:
Proceeds from notes payable	70,703	—
Payments on note payable	(552)	—
Payments of deferred financing costs	(1,529)	—
Repurchase of common stock	(119)	—
Distributions to stockholders	(853)	—
Proceeds from issuance of common stock	59,133	6,662
Offering costs on issuance of common stock	(6,365)	(633)
Payments to escrow funds	(2,032)	—
Collection of escrow funds	487	—
Distributions to noncontrolling interests in consolidated partnerships	(1,109)	—

Net cash provided by financing activities	117,764	6,029

Net change in cash	22,825	3,963
Cash and cash equivalents - Beginning of period	8,969	202

Cash and cash equivalents - End of period	$31,794	$4,165

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$2,505	$366
Common stock issued through dividend reinvestment plan	$791	$—
Distributions declared and unpaid	$314	$—
Supplemental cash flow disclosures:
Interest paid	$1,885	$—

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

June 30, 2012

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a Maryland corporation, which has elected to be taxed and currently qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes for the taxable year ended December 31, 2011. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.995% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns a noncontrolling 0.005% partnership interest of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

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

As of June 30, 2012, the Company had issued approximately 9,131,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $90,799,000 before selling commissions and dealer-manager fees of approximately $8,336,000 and other offering costs of approximately $5,086,000. Pursuant to the escrow agreement by and among the Company, SC Distributors, LLC (“SC Distributors”), the affiliated dealer-manager of the Offering and UMB bank, N.A., as escrow agent, the Company was required to deposit subscription proceeds received from Pennsylvania residents in escrow until the Company raised an aggregate of $86,875,000 in subscriptions (including sales made to residents of other states). The conditions of that special escrow account were satisfied for Pennsylvania residents as of June 25, 2012. As of June 30, 2012, the Company had 165,869,000 shares of common stock remaining in the Offering.

The Advisor acts as the Company’s advisor pursuant to an advisory agreement, as amended and renewed in November 2011 (the “Advisory Agreement”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis, identifying and making acquisitions and investments on the Company’s behalf and making recommendations as to dispositions of assets. The Company’s board of directors exercises its fiduciary duties in reviewing these recommendations and determining whether to approve or reject proposed transactions. The Advisor also provides asset management, marketing, investor relations and other administrative services on the Company’s behalf. The Advisory Agreement has a term of one-year and is reconsidered on an annual basis by the board of directors. The Company has no employees and relies upon the Advisor to provide substantially all services.

Carter Validus Real Estate Management Services, LLC (“Carter Management”), a wholly owned subsidiary of the Sponsor, serves as the Company’s property manager. Carter Management and SC Distributors receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

The Company operates through two reportable business segments – data centers and medical facilities. As of June 30, 2012, the Company owned seven properties, comprising 528,000 square feet of gross leasable area (“GLA”) of single and multi-tenant commercial space located in five states. As of June 30, 2012, the rentable space at these properties was 100% leased.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three months and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity for which the Company is the primary beneficiary. As of June 30, 2012, the Company consolidated the accounts of two real estate entities: the Richardson Data Center and the 180 Peachtree Property (the “Consolidated Partnerships”) and five wholly-owned real estate entities.

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

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

Variable Interest Entities

A variable interest entity (“VIE”) is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest but is subject to consolidation if the entity (i) has insufficient equity at risk to permit the entity to finance its activities, (ii) whose at risk equity owners, as a group, do not have the power to direct the activities that most significantly impact its economic performance, or (iii) whose at risk equity owners do not absorb the entity’s losses or receive its returns. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the amount and characteristics of investment; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the business activities of the Company and the other investors.

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820.

The accompanying condensed consolidated balance sheets include the following financial instruments: cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts and other receivables, net, notes receivable, accounts payable and accrued liabilities, accounts payable due to affiliates and notes payable. The Company considers the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts payable due to affiliates and account payable and accrued liabilities to approximate the fair value for these financial instruments because of the short periods of time between origination of the instruments and their expected realization. The fair value of notes receivable is estimated by discounting the expected cash flows on the note receivable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of the notes receivable, which are included in other assets, approximated their carrying cost at June 30, 2012.

The fair value of notes payable is estimated using a discounted cash flow analysis using borrowing rates currently available to the Company for debt instruments with similar terms and maturities. As of June 30, 2012 and December 31, 2011, the fair value of the notes payable was $88,829,000 and $15,827,000, respectively, compared to their carrying value of $86,001,000 and $15,850,000, respectively. The estimated fair value of the notes payable was calculated using quoted prices and observable inputs for similar borrowings (Level 2).

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted. The adoption of ASU 2011-04 on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements, but requires certain additional footnote disclosures.

Escrowed Funds

Escrowed funds primarily consists of deposits controlled by lenders for items such as real estate taxes, insurance, capital improvements, and amounts controlled by lenders as collateral to notes payable. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of June 30, 2012, we operate through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. Prior to this the Company operated through one reportable segment. See Note 14 – “Segment Reporting,” for further discussion.

Share Repurchase Program

The Company has approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability, are limited to those that can be funded with proceeds raised from the DRIP. Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. As of June 30, 2012, the Company had repurchased 12,000 shares of common stock for an aggregate amount of $119,000, under the share repurchase program.

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Land	$9,539	$449
Building and improvements	152,127	26,351
Tenant origination and absorption costs	25,638	3,860

	187,304	30,660
Less: accumulated depreciation	(3,255)	(517)

	$184,049	$30,143

Depreciation expense for the three months ended June 30, 2012 and 2011 was $1,523,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $2,683,000 and $0, respectively. In addition to the property acquisitions discussed below, for the three months ended June 30, 2012 and 2011, the Company had capital expenditures of $279,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011, the Company had capital expenditures of $335,000 and $0, respectively, related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. As of June 30, 2012, acquisition fees and expenses paid to the Advisor and its affiliates totaled $3,113,000, which did not exceed 6.0% of the purchase price of acquisitions.

Acquisitions in 2012

During the six months ended June 30, 2012, the Company completed six acquisitions, comprised of eight buildings and parking facilities, from unaffiliated parties. The aggregate purchase price of these properties was $134,144,000 and the Company paid $1,207,000 in acquisition fees to the Advisor or its affiliates in connection with these acquisitions. The following is a summary of the acquisitions for the six months ended June 30, 2012 (in thousands):

Property	Property Location	Date Acquired	Type	Ownership Percentage	Purchase Price	Mortgage Loans Payable	Acquisition Fee to Advisor or its Affiliates (1)
180 Peachtree Data Center	Atlanta, GA	01/03/12	Data Center	22.0%	$94,750	$55,000	$419	(2)
St. Louis Surgical Center	St. Louis, MO	02/09/12	Health Care	100.0%	8,470	6,375	169
Northwoods Data Center	Atlanta, GA	03/14/12	Data Center	100.0%	5,300	3,300	106
Stonegate Medical Center	Austin, TX	03/30/12	Health Care	100.0%	9,100	—	182
Southfield Data Center	Southfield, MI	05/25/12	Data Center	100.0%	7,250	—	145
HPI Integrated Medical Facility	Oklahoma City, OK	06/28/12	Health Care	100.0%	9,274	6,028	186

					$134,144	$70,703	$1,207	(3)

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company’s properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	The Company paid its pro rata ownership percentage of the acquisition fees, or $419,000.
(3)	Net of fees paid by noncontrolling interests.

Note 4—Identified Intangible Assets, Net

Identified intangible assets, net consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
In-place leases, net of accumulated amortization of $874 and $90 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 12.9 years and 19.2 years as of June 30, 2012 and December 31, 2011, respectively)	$21,825	$3,860

Above market leases, net of accumulated amortization of $55 and $0 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 9.4 years as of June 30, 2012)	1,086	—

Ground lease interest, net of accumulated amortization of $18 and $0 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life 43.6 years as of June 30, 2012)	1,691	—

	$24,602	$3,860

Amortization expense for the in-place leases and ground leases for the three months ended June 30, 2012 and 2011 was $513,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $892,000 and $0, respectively. Amortization of the above market leases for the three months ended June 30, 2012 and 2011 was $35,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $55,000 and $0, respectively.

Estimated amortization expense on the identified intangible assets as of June 30, 2012, for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (six months)	$1,175
2013	2,351
2014	2,351
2015	2,351
2016	2,031
Thereafter	14,343

$24,602

Note 5—Other Assets, Net

Other assets, net consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Deferred financing costs, net of accumulated amortization of $125 and $15 as of June 30, 2012 and December 31, 2011	$1,564	$487
Investments in nonconsolidated partnerships	144	171
Accounts receivable	731	—
Straight-line rent receivable	838	102
Real estate note receivables	514	514
Restricted cash	742	—
Prepaid assets	364	26
Escrow funds	1,790	244

	$6,687	$1,544

Amortization expense on deferred financing costs for the three months ended June 30, 2012 and 2011 was $87,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $110,000 and $0, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations.

Estimated amortization expense on deferred financing costs as of June 30, 2012, for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (six months)	$210
2013	418
2014	415
2015	188
2016	100
Thereafter	233

$1,564

Note 6—Notes Payable

Notes payable were $86,001,000 and $15,850,000 as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the Company had five fixed rate notes payable with effective interest rates ranging from 4.75% to 5.93% per annum and a weighted average effective interest rate of 5.59% per annum.

Notes payable consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

Property	Interest Rate	Maturity Date	June 30, 2012	December 31, 2011
Richardson Data Center	5.10%	08/06/16	$15,619	$15,850
180 Peachtree Data Center	5.93%	01/06/22	54,738	—
St. Louis Surgical Center	4.75%	02/10/17	6,331	—
Northwoods Data Center	5.25%	04/10/22	3,284	—
HPI Integrated Medical Center	4.75%	06/28/17	6,029	—

			$86,001	$15,850

The principal payments due on the notes payable as of June 30, 2012, for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Principal Payments	Balloon Payments	Amount
2012 (six months)	$732	$—	$732
2013	1,539	—	1,539
2014	1,625	—	1,625
2015	1,717	—	1,717
2016	1,559	13,488	15,047
Thereafter	5,737	59,604	65,341

	$12,909	$73,092	$86,001

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

On June 29, 2012, the Company amended certain agreements related to the KeyBank Line of Credit to include Synovus Bank as a lender under the KeyBank Line of Credit and to increase the aggregate maximum principal amount available under the KeyBank Line of Credit to $40,000,000.

Any loan made under the KeyBank Line of Credit shall bear interest at per annum rates equal to either (i) the London Interbank Offered Rate, plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Company or (ii) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Company. In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Line of Credit agreement at a per annum rate equal to 0.50% if the average daily amount outstanding under the KeyBank Line of Credit agreement is less than 50.00% of the lenders’ commitments or 0.35% if the average daily amount outstanding under the KeyBank Line of Credit is greater than 50.00%.

The KeyBank Line of Credit agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the line of credit in the event of default. The KeyBank Line of Credit agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) minimum quarterly equity raise; (vi) minimum number of properties in the collateral pool; (vii) minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Line of Credit agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at June 30, 2012. As of June 30, 2012, the Company had not borrowed any funds from the KeyBank Line of Credit. During the six months ended June 30, 2012, the Company incurred $39,000 in unused credit fees under the KeyBank Line of Credit. See Note 17 – “Subsequent Events, Increase in Line of Credit” for further discussion of the KeyBank Line of Credit.

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

On June 4, 2012, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The restricted stock awards were issued at fair value on the date of issuance and vest over a period of 4 years. The awards are amortized using the straight-line method over four years.

As of June 30, 2012 and December 31, 2011, there was $193,000 and $124,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.84 years.

As of June 30, 2012 and December 31, 2011, the fair value of the nonvested shares of restricted common stock was $200,000 and $150,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2011 and the changes for the six months ended June 30, 2012, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	15,000	$10.00
Vested	(4,000)	$10.00
Granted	9,000	$10.00

Nonvested at June 30, 2012	20,000	$10.00

Stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $11,000 and $7,000, respectively, and for the six months ended June 30, 2012 and 2011, the Company recognized approximately $20,000 and $7,000 in stock-based compensation expense, respectively, which is reported in general and administrative costs.

Note 9—Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Below market leases, net of accumulated amortization of $994 and $40 as of June 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 13.0 years and 19.2 years as of June 30, 2012 and December 31, 2011, respectively)	$22,850	$1,679

Amortization of below market leases for the three months ended June 30, 2012 and 2011 was $554,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011 was $994,000 and $0, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements of operations.

Estimated amortization of below market leases as of June 30, 2012, for the six months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (six months)	$1,116
2013	2,232
2014	2,232
2015	2,232
2016	2,048
Thereafter	12,990

$22,850

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Other Organization and Offering Expenses

The Advisor, or its affiliates, is reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15.0% of gross offering proceeds as of the date of the reimbursement (selling commissions and the dealer-manager fee represent 7.0% and 2.75%, respectively, of the gross offering proceeds). The Company expects that other organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of June 30, 2012, the Advisor, or its affiliates, incurred other organization and offering expenses, on behalf of the Company, of approximately $1,021,000, in excess of the 15.0% of gross offering proceeds, including selling commissions and the dealer-manager fee. During the six months ended June 30, 2012, the Company had reimbursed the Advisor, or its affiliates, $845,000 in other organization and offering costs.

When recorded by the Company, other organization expenses are expensed as incurred and offering expenses are recorded in stockholders’ equity as such amounts are related to raising capital of the Company. See Note 11 – “Related-Party Transactions and Arrangements” for further discussion of other organization and offering expenses.

Environmental Matters

The Company has a policy of monitoring its properties for the presence of hazardous or toxic substances. While there can be no assurance that a material environmental liability does not exist at its properties, the Company is not aware of any environmental liability with respect to its properties that would have a material effect on its consolidated financial position, results of operations or cash flows. Further, the Company is not aware of any material environmental liability or any unasserted claim or assessment with respect to an environmental liability that the Company believes would require additional disclosure or the recording of a loss contingency.

Note 11—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7% of gross offering proceeds. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors receives up to 2.75% of gross offering proceeds, as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $3,413,000 and $633,000 for the three months ended June 30, 2012 and 2011, respectively, and $5,520,000 and $633,000 for the six months ended June 30, 2012 and 2011, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering other than shares of common stock sold pursuant to the DRIP. For the three months ended June 30, 2012 and 2011, the Company reimbursed $490,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011, the Company reimbursed $845,000 and $0, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. The Company expects that acquisition expenses will be approximately 0.5% of the contract purchase price. For the three months ended June 30, 2012 and 2011, the Company incurred $331,000 and $0, respectively, and for the six months ended June 30, 2012 and 2011, the Company incurred $1,945,000 and $0, respectively, in acquisition fees to the Advisor, or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combination, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of aggregate asset value as of the last day of the immediately preceding month. On June 29, 2012, the Advisor agreed to waive without recourse, all deferred asset management fees earned during the period beginning January 1, 2012 and ending on the first date on which the Company’s distribution payout ratio is equal to or less than 100%, and shall have no recourse against the Company for the payment of such fees. For the six months ended June 30, 2012, the Company waived asset management fees in the amount of $333,000.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of June 30, 2012, the Company did not incur a disposition fee or a subordinated sale fee.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of June 30, 2012, the Company did not incur a listing fee.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. For the 12 months ended June 30, 2012, the Company’s operating expenses did not exceed the limitation. Operating expenses as a percentage of average invested assets and as a percentage of net income were 1.06% and 92.21%, respectively, for the 12 months ended June 30, 2012. For the three months ended June 30, 2012 and 2011, the Advisor incurred $126,000 and $82,000, respectively, and for the six months ended June 30, 2012 and 2011, the Advisor incurred $260,000 and $ 233,000, respectively, in operating expenses on the Company’s behalf. The Advisor waived 100% of its operating expenses it incurred on behalf of the Company in 2012, without recourse. The operating expenses waived by the Advisor in 2012 and 2011 consisted of administrative service expenses, including payroll-related expenses.

The Company pays Carter Validus Real Estate Management Services, LLC (the “Property Manager”) leasing and management fees of the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended June, 30, 2012 and 2011, the Company incurred $102,000 and $0, respectively, and for the six months ended June 31, 2012 and 2011, the Company incurred $191,000 and $0, respectively, in property management fees. For the six months ended June 30, 2012, the Company paid the Property Manager $205,000 in property management fees.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of June 30, 2012 and December 31, 2011 (in thousands):

Entity	Fee	June 30, 2012	December 31, 2011
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$—	$65
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	146	146
Carter Validus Real Estate Management Services, LLC	Property management fees	38	24
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	5	31
Carter/Validus Advisors, LLC and its affiliates	Offering Costs	3,748	1,356

		$3,937	$1,622

Note 12—Business Combinations

Period Ended June 30, 2012

For the six months ended June 30, 2012, we completed six acquisitions, comprised of eight buildings and parking facilities with an aggregate of 508,000 square feet of GLA. The aggregate purchase price was $134,144,000, plus closing costs and acquisition fees of $3,113,000, which is included in acquisition related expenses in the accompanying condensed consolidated statements of operations. See Note 3 – “Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2012, we recognized the following amounts of revenues and net income (loss) for the acquisitions (in thousands):

Property	Revenues	Net Income (Loss)
180 Peachtree Data Center	$7,507	$148	(1)
St. Louis Surgical Center	$322	$(204)	(2)
Northwoods Data Center	$171	$(106)	(3)
Stonegate Medical Center	$295	$(91)	(4)
Southfield Data Center	$107	$(141)	(5)
HPI Integrated Medical Facility	$7	$(236)	(6)

(1)	The 180 Peachtree Data Center was acquired on January 3, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acqusition fees and costs of $1,113,000.
(2)	The St. Louis Surgical Center was acquired on February 9, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $265,000.
(3)	Northwoods Data Center was acquired on March 14, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $150,000.
(4)	The Stonegate Medical Center was acquired on March 30, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $242,000.
(5)	The Southfield Data Center was acquired on May 25, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $207,000.
(6)	The HPI Integrated Medical Facility was acquired on June 28, 2012. During the six months ended June 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $241,000.

The following summarizes management’s allocation of the fair value of the six acquisitions for the six months ended June 30, 2012 (in thousands):

	180 Peachtree Data Center	St. Louis Surgical Center	Northwoods Data Center	Stonegate Medical Center	Southfield Data Center	HPI Integrated Medical Facility
Land	$4,280	$808	$572	$1,904	$736	$789
Building and improvements equipment	93,605	6,510	3,688	4,928	4,959	7,463
In-place leases	14,058	542	667	1,388	1,336	937
Tenant improvements	936	1,696	373	836	95	352
Ground leasehold asset	1,709
Above market leases	420			597	124	—

Total assets acquired	115,008	9,556	5,300	9,653	7,250	9,541

Below market leases	(20,258)	(1,086)		(553)	—	(267)

Total liabilities acquired	(20,258)	(1,086)	—	(553)	—	(267)

Net assets acquired	$94,750	$8,470	$5,300	$9,100	$7,250	$9,274

Assuming the 2012 acquisitions described above had occurred on January 1, 2011, pro forma revenues, net income, net income attributable to the Company and net income per common share attributable to the Company – basic and diluted would have been as follows for the three and six month periods below (in thousands except for per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Revenues	$5,515	$5,420
Net income	$1,296	$1,069
Net income attributable to controlling interest	$499	$478
Net income per common share attributable to controlling interest - basic and diluted	$0.09	$0.10

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Revenues	$11,347	$10,837
Net income	$2,407	$4,430
Net income attributable to controlling interest	$870	$912
Net income per common share attributable to controlling interest - basic and diluted	$0.10	$0.19

The pro forma adjustments assume that the debt proceeds and the offering proceeds, at a price of $10.00 per share, net of offering costs were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 13—Variable Interest Entity

On January 3, 2012, an indirect partially owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center, through a joint venture arrangement with three non-U.S. institutional investors. The Operating Partnership owns approximately 20.53% and the noncontrolling interests in Consolidated Partnerships own an aggregate of 79.47% of the consolidated joint venture interests.

As of June 30, 2012, the Company was the primary beneficiary of, and therefore consolidated, the VIE, which owns the 180 Peachtree Data Center. Real estate with a carrying value of $113,253,000 collateralized the $54,738,000 of debt of the VIE. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying condensed consolidated balance sheets. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Note 14—Segment Reporting

As of January 1, 2012, the Company evaluated its business based on two distinct industries and reportable business segments – data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. The accounting policies of these segments are the same as those described herein in Note 2 – “Summary of Significant Accounting Policies” and in Note 2 – “Summary of Significant Accounting Policies” to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012. There were no intersegment sales or transfers.

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

Summary information for the reportable segments during the three and six months ended June 30, 2012 is as follows (in thousands):

	Three Months Ended June 30, 2012
	Data Centers	Medical Facilities	Total
Revenue:
Rental income	$4,980	$503	$5,483
Expenses:
Rental expenses	1,476	57	1,533

Segment net operating income	$3,504	$446	$3,950

Expenses:
General and administrative			114
Acquisition related expenses			1,019
Depreciation and amortization			1,523

Income from operations			1,294
Other expense:
Interest and other expense			(1,188)

Net income			$106

	Three Months Ended June 30, 2012
	Data Centers	Medical Facilities	Total
Revenue:
Rental income	$—	$—	$—
Expenses:
Rental expenses	—	—	—

Segment net operating income	$—	$—	$—

Expenses:
General and administrative			82
Acquisition related expenses			—
Depreciation and amortization			—

Loss from operations			(82)
Other income (expense):
Interest and other expense			—

Net loss			$(82)

	Six Months Ended June 30, 2012
	Data Centers	Medical Facilities	Total
Revenue:
Rental income	$9,418	$624	$10,042
Expenses:
Rental expenses	2,632	62	2,694

Segment net operating income	$6,786	$562	$7,348

Expenses:
General and administrative			429
Acquisition related expenses			3,113
Depreciation and amortization			2,683

Income from operations			1,123
Other expense:
Interest and other expense			(2,337)

Net loss			$(1,214)

	Six Months Ended June 30, 2012
	Data Centers	Medical Facilities	Total
Revenue:
Rental income	$—	$—	$—
Expenses:
Rental expenses	—	—	—

Segment net operating income	$—	$—	$—

Expenses:
General and administrative			234
Acquisition related expenses			—
Depreciation and amortization			—

Loss from operations			(234)
Other income (expense):
Interest and other expense			—

Net loss			$(234)

Assets by reportable segments as of June 30, 2012 and December 31, 2011 are as follows (in thousands):

	June 30, 2012	December 31, 2011
Data centers	$160,920	$74,319
Medical facilities	28,914	—
Corporate	37,796	11,032

Total assets	$227,630	$85,351

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

Note 16—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of June 30, 2012 and December 31, 2011, there were 20,000 shares and 15,000 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Note 17—Subsequent Events

Status of the Offering

As of August 2, 2012, the Company had received and accepted subscriptions for 10,567,000 shares of the Company’s common stock, or $104,528,000 in gross proceeds, including shares of its common stock issued pursuant to its DRIP. As of August 2, 2012, the Company had approximately 164,433,000 shares of common stock remaining in the Offering.

Distributions Paid

On July 2, 2012, the Company paid aggregate distributions of $487,000 ($255,000 in cash and $232,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012. On August 1, 2012, the Company paid aggregate distributions of $575,000 ($299,000 in cash and $276,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2012 through July 31, 2012.

Increase in Line of Credit

On July 19, 2012, the Company amended certain agreements related to the KeyBank Line of Credit to include Texas Capital, N.A. as a lender under the KeyBank Line of Credit and to increase the aggregate maximum principal amount available under the KeyBank Line of Credit to $55,000,000.

Acquisition of Noncontrolling Partnership Interest

On July 16, 2012, the Company acquired the remaining noncontrolling interests in the Richardson Data Center that it did not own, and in which the Company served as general partner, for a total cost of $7,500,000. As a result, the Richardson Data Center is a wholly-owned property of the Company.

Distributions Declared

On August 10, 2012, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2012 and ending on November 30, 2012. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions declared for each record date in September 2012, October 2012 and November 2012 periods will be paid in October 2012, November 2012 and December 2012, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Extension of Offering

On August 10, 2012, the Company’s board of directors approved the extension of the Offering until no later than December 10, 2013, unless further extended by the board of directors under applicable law or earlier terminated by the board of directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012 (the “2011 Annual Report on Form 10-K”).

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See Item 1A. “Risk Factors” of our 2011 Annual Report on Form 10-K and of this Quarterly Report on Form 10-Q for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We have elected to be taxed and currently qualify as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended, (the “Code”) for federal income tax purposes.

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”). The SEC first declared our registration statement effective as of December 10, 2010. We will sell shares of our common stock in our Offering until the earlier of December 10, 2013, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. As of June 30, 2012, we had received and accepted subscriptions in our offering for 9,131,000 shares of our common stock, or $90,799,000, including shares of our common stock issued pursuant to the DRIP.

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

We currently operate through two reportable business segments – data centers and medical facilities. As of June 30, 2012, we had completed seven acquisitions comprised of nine buildings and parking facilities and approximately 528,000 square feet of gross leasable area (“GLA”) for an aggregate purchase price of $163,084,000.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2011 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

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

Qualification as a REIT

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

Distributions

For the six months ended June 30, 2012, we paid distributions of approximately $1,644,000, of which $853,000 was paid in cash and $791,000 was reinvested in shares of our common stock pursuant to the DRIP. From the distributions paid, $162,000, or 9.9%, was paid from cash flows provided by operations of $162,000 and the shortfall was paid from proceeds from the Offering and common stock pursuant to the DRIP. We paid no distributions for the six months ended June 30, 2011. As of June 30, 2012, cumulative since inception, we paid distributions of $2,116,000, of which $1,075,000 was paid in cash and $1,041,000 was reinvested in shares of our common stock pursuant to the DRIP. Net loss and funds from operations (“FFO”) were $(1,830,000) and $(819,000), respectively, for the six months ended June 30, 2012.

On July 2, 2012, we paid aggregate distributions of $487,000 ($255,000 in cash and $232,000 in shares of our common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2012 through June 30, 2012. On August 1, 2012, we paid aggregate distributions of $575,000 ($299,000 in cash and $276,000 in shares of our common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2012 through July 31, 2012.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2012 and 2011.

	June 30, 2012	June 30, 2011
Number of commercial properties	7	—
Approximate rentable square feet (1)	528,000	—
Percentage of rentable square feet leased	100%	0%

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Commercial properties acquired	2	—	6	—
Approximate purchase price of acquired properties	$16,524,000	$—	$134,144,000	$—
Approximate rentable square feet (1)	88,000	—	508,000	—

(1)	Excludes parking facilities.

As shown in the table above, we owned seven commercial properties as of June 30, 2012, compared to owning no commercial properties as of June 30, 2011. Accordingly, our results of operations for the three and six months ended June 30, 2012, as compared to the three and six months ended June 30, 2011, reflect significant increases in most categories.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Rental Revenue

Rental revenue for the three months ended June 30, 2012 and 2011 was $3,855,000 and $0, respectively. For the three months ended June 30, 2012, rental revenue primarily comprised of base rent of $2,929,000 and amortization of above- and below-market leases and straight-line rent of $926,000.

As of June 30, 2012, our properties were 100% occupied.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the three months ended June 30, 2012 and 2011 tenant reimbursement income was $1,247,000 and $0, respectively.

Parking Income

Parking income for the three months ended June 30, 2012 and 2011 was $381,000 and $0, respectively.

Rental and Parking Expenses

Rental and parking expenses for the three months ended June 30, 2012 and 2011 were $1,533,000 and $0, respectively. For the three months ended June 30, 2012, rental and parking expenses consisted primarily of real estate taxes of $402,000, utilities of $555,000, repairs and maintenance of $200,000, personnel costs of $160,000, administrative costs of $92,000, insurance costs of $22,000 and property management fees of $102,000.

General and Administrative Expenses

For the three months ended June 30, 2012 and 2011, general and administrative expenses were approximately $114,000 and $82,000, respectively. For the three months ended June 30, 2012, general and administrative expenses consisted of professional and legal fees of approximately $117,000, board of directors’ fees and expenses of approximately $39,000, restricted stock compensation of approximately $11,000, director and officers’ insurance of $21,000, franchise taxes of $11,000, reporting costs of $39,000 and travel costs of $5,000; offset by the reversal of accrued asset management fees of ($129,000), which was attributable to our Advisor’s decision to waive, without recourse, all deferred asset management fees until our distribution payout ratio is equal to or less than 100%. For the three months ended June 30, 2011, general and administrative expenses consisted of professional and legal fees of $22,000, board of directors’ fees and expenses of $41,000, restricted stock compensation of $7,000 and other cost of $12,000.

Acquisition Related Expenses

Acquisition related expenses for the three months ended June 30, 2012 and 2011 were approximately $1,019,000 and $0, respectively. For the three months ended June 30, 2012, these expenses related primarily to two acquisitions during the period, including acquisition fees of $331,000 incurred to our Advisor, or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2012 and 2011 was approximately $1,523,000 and $0, respectively. For the three months ended June 30, 2012, depreciation and amortization consisted of depreciation on our real estate properties of $1,010,000 and amortization on our identified intangible assets of $513,000.

Other Income

Other income for the three months ended June 30, 2012 and 2011 was approximately $12,000 and $0, respectively. For the three months ended June 30, 2012, other income consisted of interest earned on a mezzanine loan to an unconsolidated partnership of $15,000, offset by losses on investment in unconsolidated partnerships of $3,000.

Interest Expense

Interest expense for the three months ended June 30, 2012, and 2011 was $1,200,000 and $0, respectively. For the three months ended June 30, 2012, interest expense related to notes payables of $1,074,000, an unused credit fee related to the KeyBank Line of Credit of $39,000 and amortization of debt issue costs of $87,000.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Rental Revenue

Rental revenue for the six months ended June 30, 2012 and 2011 was $7,050,000 and $0, respectively. For the six months ended June 30, 2012, rental income primarily comprised of base rent of $5,375,000 and amortization of above- and below-market leases and straight-line rent of $1,675,000.

As of June 30, 2012, our properties were 100% occupied.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the six months ended June 30, 2012 and 2011 tenant reimbursement income was $2,209,000 and $0, respectively.

Parking Income

Parking income for the six months ended June 30, 2012 and 2011 was $783,000 and $0, respectively.

Rental and Parking Expenses

Rental and parking expenses for the six months ended June 30, 2012 and 2011 were $2,694,000 and $0, respectively. For the six months ended June 30, 2012, rental and parking expenses consisted primarily of real estate taxes of $588,000, utilities of $1,027,000, repairs and maintenance of $378,000, personnel costs of $312,000, administrative costs of $133,000, insurance costs of $36,000, professional fees of $29,000 and property management fees of $191,000.

General and Administrative Expenses

For the six months ended June 30, 2012 and 2011, general and administrative expenses were approximately $429,000 and $234,000, respectively. For the six months ended June 30, 2012, general and administrative expenses consisted of professional and legal fees of approximately $243,000, board of directors’ fees and expenses of approximately $51,000, restricted stock compensation of approximately $20,000, insurance of $42,000, franchise taxes of $10,000, reporting costs of $54,000 and other costs of approximately $9,000. Our Advisor has decided to waive, without recourse, all deferred asset management fees until our distribution payout ratio is equal to our less than 100%. For the six months ended June 30, 2011, general and administrative expenses were approximately $234,000 and consisted of professional fees of $123,000, reporting costs of $11,000, board of directors’ fees and expenses of $81,000, restricted stock compensation of $7,000 and other costs of $12,000.

Acquisition Related Expenses

Acquisition related expenses for the six months ended June 30, 2012 and 2011 were approximately $3,113,000 and $0, respectively. For the six months ended June 30, 2012, these expenses related primarily to six acquisitions during the period, including acquisition fees of $1,945,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2012 and 2011 was approximately $2,683,000 and $0, respectively. For the six months ended June 30, 2012, depreciation and amortization consisted of depreciation on our real estate property of $1,792,000 and amortization on our identified intangible assets of $891,000.

Other Income

Other income for the six months ended June 30, 2012 and 2011 was approximately $4,000 and $0, respectively. For the six months ended June 30, 2012, other income consisted of interest earned on a mezzanine loan to an unconsolidated partnership of $32,000, offset by losses on investment in unconsolidated partnerships of $28,000.

Interest Expense

Interest expense for the six months ended June 30, 2012, and 2011 was $2,341,000 and $0, respectively. For the six months ended June 30, 2012, interest expense related to notes payables of $2,192,000, an unused credit fee related to the KeyBank Line of Credit of $39,000 and amortization of debt issue costs of $110,000.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. During the six months ended June 30, 2012, we paid approximately $5,520,000 in selling commissions and dealer-manager fees and we reimbursed our Advisor, or its affiliates, approximately $845,000 and accrued approximately $3,748,000, of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of June 30, 2012. As of June 30, 2012, we reimbursed the Advisor, or its affiliates, approximately $1,377,000 for other organization and offering costs.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity as the amounts related to raising capital of the Company. For a further discussion of other organization and offering costs, see Note 11–“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

On March 30, 2012, we entered into a line of credit agreement with KeyBank National Association (“KeyBank”), to obtain a secured revolving credit facility in an aggregate maximum principal amount of $30,000,000 (the “KeyBank Line of Credit”). The actual amount available under the KeyBank Line of Credit is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Line of Credit agreement. The KeyBank Line of Credit matures on March 30, 2015, and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

On June 29, 2012, we amended certain agreements related to the KeyBank Line of Credit to include Synovus Bank as a lender under the KeyBank Line of Credit and to increase the aggregate maximum principal amount available under the KeyBank Line of Credit to $40,000,000. In addition, on July 19, 2012, we amended certain agreements related to the KeyBank Line of Credit to include Texas Capital, N.A. as a lender under the KeyBank Line of Credit and to increase the aggregate maximum principal amount available under the KeyBank Line of Credit to $55,000,000

Any loan made under the KeyBank Line of Credit shall bear interest at per annum rates equal to either (i) the London Interbank Offered Rate, plus an applicable margin ranging from 2.50% to 3.50%, which are determined based on the overall leverage of the Company or (ii) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.25% to 2.25%, which are determined based on our overall leverage. In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Line of Credit agreement at a per annum rate equal to 0.50% if the average daily amount outstanding under the KeyBank Line of Credit agreement is less than 50.00% of the lenders’ commitments or 0.35% if the average daily amount outstanding under the KeyBank Line of Credit is greater than 50.00%.

The KeyBank Line of Credit agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the line of credit in the event of default. The KeyBank Line of Credit agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) minimum quarterly equity raise; (vi) minimum number of properties in the collateral pool; (vii) minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Line of Credit agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at June 30, 2012. As of June 30, 2012, we had not borrowed any funds from the KeyBank Line of Credit. During the six months ended June 30, 2012, we incurred $39,000 in unused credit fees under the KeyBank Line of Credit.

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than the sources described above within the next 12 months.

Cash Flows

Net cash flows provided by operating activities for the six months ended June 30, 2012 was approximately $162,000 and net cash flows used in operating activities for the six months ended June 30, 2011 was approximately $1,000. For the six months ended June 30, 2012, net cash flows used in operating activities related to the payment of acquisition related fees and expenses, increase in restricted cash and other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Net cash flows used in investing activities for the six months ended June 30, 2012 and 2011, was $95,101,000 and $2,065,000, respectively. For the six months ended June 30, 2012, net cash flows used in investing activities related to the acquisition of six of our real estate properties. Net cash flows from investing activities is dependent upon investment of our offering proceeds in real estate and real estate-related investments.

Net cash flows provided by financing activities for the six months ended June 30, 2012 and 2011, was approximately $117,764,000 and $6,029,000, respectively. For the six months ended June 30, 2012, such cash flows related primarily to funds raised from investors in our Offering of $59,133,000, proceeds for our mortgage loan payable of $70,703,000 and collection of escrow funds of $487,000; offset by principal payments on our mortgage loan payable in the amount of $552,000, deferred financing costs of $1,529,000, cash distributions to our stockholders of $853,000, offering costs of $6,365,000, distributions to noncontrolling interests in consolidated partnerships of $1,109,000, repurchase of shares of our common stock of $119,000 and payments to escrow funds of $2,032,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to acquire more properties.

Contractual Obligations

As of June 30, 2012, we had approximately $86,001,000 of debt outstanding. See Note 6—“Notes Payable” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2012 were as follows (in thousands):

	Less than 1	1-3 Years	4-5 Years	More than 5	Total
Principal payments — fixed rate debt	$1,377	$3,372	$27,459	$53,793	$86,001
Interest payments — fixed rate debt	4,498	9,719	8,283	14,148	36,648

Total	$5,875	$13,091	$35,742	$67,941	$122,649

Off-Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 11 – “Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and FFO. FFO is not equivalent to our net operating income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight-line rents and the adjustments of such items related to noncontrolling interests in the operating partnership and other consolidated partnerships as well as our unconsolidated partnerships. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2012 and 2011(in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to the Company	$(662)	$(84)	$(1,830)	$(234)
Adjustments:
Depreciation and amortization – real estate	1,523	—	2,683	—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(901)	2	(1,672)	—

FFO	$(40)	$(82)	$(819)	$(234)

Adjustments:
Acquisition related expenses	$1,019	$—	$3,113	$—
Amortization of above and below market lease	(518)	—	(939)	—
Amortization of straight-line rents	(408)	—	(736)	—
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	580 (1)	—	225 (2)	—

MFFO	$633	$(82)	$844	$(234)

Weighted average common shares outstanding – basic and diluted	7,233,405	281,731	5,654,878	151,589

Net loss per common share – basic and diluted	$(0.09)	$(0.30)	$(0.32)	$(1.54)

FFO per common share – basic and diluted	$(0.01)	$(0.29)	$(0.14)	$(1.54)

(1)	Of this amount, $211,000 related to straight-line rents, $374,000 related to above and below market leases and $(5,000) related to acquisition expenses.
(2)	Of this amount, $433,000 related to straight-line rents, $687,000 related to above and below market leases and $(895,000) related to acquisition expenses.

Subsequent Events

For a discussion of subsequent events, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

As of June 30, 2012, we had approximately $86,001,000 of fixed rate debt outstanding, and no variable rate debt outstanding. In the future, we expect that we may obtain fixed or variable rate debt financing to fund certain property acquisitions and make other permitted investments, and may be exposed to interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows, and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we expect to borrow at primarily fixed rates, or variable rates with the lowest margins available. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with, Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2012 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2012, were effective, in all material respects, for the purpose of ensuring that the information required to be disclosed by us in this Quarterly Report on Form 10-Q is recorded, processed, summarized and reported within the time periods specified by the rules and forms promulgated under the Exchange Act, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

(b) Changes in internal control over financial reporting. No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the six months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012, except as noted below.

Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect our stockholders’ overall return.

We have paid, and may continue to pay distributions from sources other than from our cash flow from operations. For the year ended December 31, 2011, our cash flow used in operations of $0.1 million was a shortfall of $0.5 million, or 100%, of our distributions paid (total distributions were $0.5 million, of which $0.2 million were paid in cash and $0.3 million in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the OFFERING and common stock issued pursuant to the distribution reinvestment plan. For the six months ended June 30, 2012, our cash flow provided by operations of approximately $0.2 million was a shortfall of $1.4 million, or 87.5%, of our distributions paid (total distributions were approximately $1.6 million, of which, $0.8 million was paid in cash and $0.8 million was reinvested in shares of our common stock pursuant to our DRIP) during such period, and such shortfall was paid from proceeds from the offering and common stock issued pursuant to our DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 4, 2012, we granted an aggregate of 9,000 shares of common stock under our 2012 Restricted Share Plan to each of our independent directors in connection with such independent director’s re-election to our board of directors. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended June 30, 2012.

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

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount you paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount you paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount you paid for each share; and

•

for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended June 30, 2012, we fulfilled the following redemption requests pursuant to our share repurchase program:

Month	Total Number of Shares Redeemed	Average Price Paid	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
April 2012	—	$—	(1)
May 2012	3,000	$10.00	(1)
June 2012	9,000	$9.89	(1)

Total	12,000

(1)	We limit the dollar value of shares that may be redeemed under the program as described above. During the three months ended June 30, 2012, we redeemed approximately $119,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2012 redemption date.

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

As of June 30, 2012, we had received subscriptions for and issued approximately 9,131,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $90,799,000 (before selling commissions and dealer-manager fees). As of June 30, 2012, a total of $1,041,000 in distributions were reinvested in and 110,000 shares of common stock were issued pursuant to the DRIP.

As of June 30, 2012, we had incurred selling commissions and dealer-manager fees of approximately $8,336,000 in connection with our Offering. We had also incurred other offering costs of approximately $5,086,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering. The cost of raising funds in our Offering as a percentage of gross proceeds received in our primary offering will not exceed 9.75%. As of June 30, 2012, net proceeds from the Offering were approximately $81,126,000, including proceeds from the DRIP and after deducting offering expenses paid.

As of June 30, 2012, approximately $3,748,000 remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

As of June 30, 2012, we had used $39,704,000 in proceeds from our Offering to acquire properties from unaffiliated parties, $8,336,000 to pay selling commissions and dealer-manager fees, $1,225,000 in organization and offering costs, $1,515,000 to pay acquisition fees to affiliated parties, $1,690,000 for deferred financing costs to unaffiliated parties, $361,000 to pay acquisition related expenses to affiliated parties, $1,407,000 to pay acquisition related expenses to unaffiliated parties and $5,296,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: August 10, 2012	By	/s/ JOHN CARTER
John Carter Chief Executive Officer and President (Principal Executive Officer)

Date: August 10, 2012	By	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 6 to the registration statement on Form S-11), Commission File No. 333-165643, filed on July 31, 2012 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.3	Additional Subscription Agreement and Additional Subscription Agreement Signature Page (included as Exhibit D to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 6 to the registration statement on Form S-11), Commission File No. 333-165643, filed on July 31, 2012 and incorporated herein by reference)

4.5	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	Mortgage by and among DC-19675 W. Ten Mile, LLC, as Grantor, Carter/Validus Operating Partnership, LP , as Borrower, and KeyBank National Association, as Lender, dated May 25, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.2	Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.3	Joinder Agreement by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.4	Second Amendment to Credit Agreement, dated June 29, 2012, by and among Carter/Validus Operating Partnership, as borrower, Carter Validus Mission Critical REIT, Inc., HC-2501 W William Cannon Dr, LLC, DC-19675 W. Ten Mile, LLC, KeyBank National Association and Synovus Bank (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.5	First Amendment to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.6	First Amendment to Mortgage by DC-19675 as Grantor and KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.7	First Amendment to Deed of Trust, Security Agreement And Assignment Of Leases And Rents And Assignment Of Leases And Rents from HC-2501 W William Cannon Dr, LLC as Grantor to KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.8	First Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated June 29, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.9	Revolving Credit Note from Carter/Validus Operating Partnership, L.P. to Synovus Bank, dated June 29, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.10	Letter Agreement, dated June 29, 2012, by and among, Carter/Validus Operating Partnership, L.P., KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.11	Second Agreement to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated July 19, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.12	Second Amendment to Mortgage by DC-19675 W. Ten Mile, LLC, as Grantor, and KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.13	Second Amendment to Deed of Trust, Security Agreement and Assignment of Leases and Rents and Assignment of Leases and Rents from HC-2501 W William Cannon Dr, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.14	Second Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.15	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated July 19, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.16	Letter Agreement, dated July 19, 2012, by and among, Carter/Validus Operating Partnership, LP, KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.