Form 10-Q/A
period 2012-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2012-10-02
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 1, 2012, there were 13,994,145 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) to our Form 10-Q for the quarter ended June 30, 2012 initially filed with the Securities and Exchange Commission on August 10, 2012 (the “Original Form 10-Q”), is being solely filed to correct errors in our XBRL interactive data files for the period ended June 30, 2012 made by the financial printer during the XBRL upload.

No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing of the Original Form 10-Q or modify or update any other disclosures made in the Original Form 10-Q.

Part II: Other Information

Item 6	Exhibits

Exhibit No:	Description

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 6 to the registration statement on Form S-11), Commission File No. 333-165643, filed on July 31, 2012 and incorporated herein by reference)

4.2	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.3	Additional Subscription Agreement and Additional Subscription Agreement Signature Page (included as Exhibit D to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), Commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 6 to the registration statement on Form S-11), Commission File No. 333-165643, filed on July 31, 2012 and incorporated herein by reference)

4.5	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	Mortgage by and among DC-19675 W. Ten Mile, LLC, as Grantor, Carter/Validus Operating Partnership, LP , as Borrower, and KeyBank National Association, as Lender, dated May 25, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.2	Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.3	Joinder Agreement by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.4	Second Amendment to Credit Agreement, dated June 29, 2012, by and among Carter/Validus Operating Partnership, as borrower, Carter Validus Mission Critical REIT, Inc., HC-2501 W William Cannon Dr, LLC, DC-19675 W. Ten Mile, LLC, KeyBank National Association and Synovus Bank (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.5	First Amendment to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.6	First Amendment to Mortgage by DC-19675 as Grantor and KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.7	First Amendment to Deed of Trust, Security Agreement And Assignment Of Leases And Rents And Assignment Of Leases And Rents from HC-2501 W William Cannon Dr, LLC as Grantor to KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.8	First Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated June 29, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.9	Revolving Credit Note from Carter/Validus Operating Partnership, L.P. to Synovus Bank, dated June 29, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.10	Letter Agreement, dated June 29, 2012, by and among, Carter/Validus Operating Partnership, L.P., KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.11	Second Agreement to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated July 19, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.12	Second Amendment to Mortgage by DC-19675 W. Ten Mile, LLC, as Grantor, and KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.13	Second Amendment to Deed of Trust, Security Agreement and Assignment of Leases and Rents and Assignment of Leases and Rents from HC-2501 W William Cannon Dr, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.14	Second Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.15	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated July 19, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.16	Letter Agreement, dated July 19, 2012, by and among, Carter/Validus Operating Partnership, LP, KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: October 2, 2012	By:	/S/ JOHN CARTER
John Carter Chief Executive Officer and President (Principal Executive Officer)

Date: October 2, 2012	By:	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)