Form 10-Q
period 2012-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2012-11-14
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of November 6, 2012, there were 16,325,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

(in thousands except share amounts)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Real estate, net ($112,459 and $0 related to VIE)	$301,797	$30,143
Cash ($644 and $0 related to VIE)	5,070	8,969
Real estate escrow deposits	805	44,695
Notes receivables, net	15,664	514
Other assets ($4,385 and $0 related to VIE)	8,292	1,030

Total assets	$331,628	$85,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,585 and $0 related to VIE)	$85,644	$15,850
Line of credit	48,000	—
Accounts payable due to affiliates ($10 and $0 related to VIE)	6,070	1,622
Accounts payable and other liabilities ($1,942 and $0 related to VIE)	5,301	1,394
Intangible lease liabilities, net ($18,867 and $0 related to VIE)	45,989	1,679

Total liabilities	191,004	20,545
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 13,980,428 and 3,127,419 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	140	31
Additional paid-in capital	116,776	26,517
Accumulated deficit	(9,763)	(1,771)

Total stockholders’ equity	107,153	24,777
Noncontrolling interests in consolidated partnership	33,470	40,028
Noncontrolling interests in Operating Partnership	1	1

Total equity	140,624	64,806

Total liabilities and stockholders’ equity	$331,628	$85,351

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2012 and 2011

(in thousands except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue
Rental revenue	$5,153	$588	$12,203	$588
Tenant reimbursement income	1,771	27	3,980	27
Parking revenue	429	—	1,212	—

Total revenue	7,353	615	17,395	615
Expenses:
Rental and parking expenses	2,082	44	4,776	44
General and administrative expenses	148	174	577	408
Acquisition related expenses	3,142	691	6,255	691
Depreciation and amortization	2,078	185	4,761	185

Total expenses	7,450	1,094	16,369	1,328

(Loss) income from operations	(97)	(479)	1,026	(713)

Other income (expense):
Other income	77	—	81	—
Interest expense	(1,511)	(197)	(3,852)	(197)

Total other income (expense)	(1,434)	(197)	(3,771)	(197)

Consolidated net loss	(1,531)	(676)	(2,745)	(910)
Net loss (income) attributable to noncontrolling interests in consolidated partnerships	(685)	172	(1,301)	172

Net loss attributable to the Company	$(2,216)	$(504)	$(4,046)	$(738)

Weighted average number of common shares outstanding:
Basic and diluted	11,341,730	1,283,504	7,564,337	536,577

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.20)	$(0.39)	$(0.53)	$(1.37)

Distributions declared per common share	$0.18	$0.16	$0.52	$0.16

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2012

(in thousands except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnership	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$1	$40,028	$64,806
Issuance of common stock	10,697,352	107	106,254	—	—	—	106,361
Vesting of restricted stock	3,750	—	—	—	—	—	—
Issuance of common stock under the dividend reinvestment program	169,419	2	1,607	—	—	—	1,609
Distributions to noncontrolling interests in Consolidated Partnership	—	—	—	—	—	(1,872)	(1,872)
Distributions declared to common stockholders	—	—	—	(3,946)	—	—	(3,946)
Commissions on sale of common stock and related dealer-manager fees	—	—	(9,817)	—	—	—	(9,817)
Other offering costs	—	—	(6,137)	—	—	—	(6,137)
Redemption of common stock	(17,512)	—	(171)	—	—	—	(171)
Purchase of noncontrolling interests in Consolidated Partnership	—	—	(1,513)			(5,987)	(7,500)
Stock-based compensation	—	—	36	—	—	—	36
Net loss	—	—	—	(4,046)		1,301	(2,745)

Balance, September 30, 2012	13,980,428	$140	$116,776	$(9,763)	$1	$33,470	$140,624

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Consolidated net loss	$(2,745)	$(910)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,761	185
Amortization of debt issue costs	240	7
Amortization of straight-line rent	(1,332)	(41)
Amortization of intangible lease liability	(1,584)	(18)
Deferred revenue	2,508	—
Stock-based compensation	36	17
Changes in operating assets and liabilities:
Accounts payable and other liabilities	826	429
Accounts payable due to affiliates	(189)	26
Other assets, net	(1,607)	(230)

Net cash provided by (used in) operating activities	914	(535)

Cash flows from investing activities:
Investment in real estate and other assets	(229,777)	(28,940)
Capital expenditures	(744)	—
Payments of real estate escrow deposits	(12,410)	—
Collection of real estate escrow deposits	56,300	—
Change in restricted cash	(786)	—
Other deposits	(196)	—
Notes receivables advances	(15,150)	—

Net cash used in investing activities	(202,763)	(28,940)

Cash flows from financing activities:
Proceeds from notes payable	70,703	16,000
Payments on notes payable	(909)	(36)
Proceeds from line of credit	54,500	—
Payments of line of credit	(6,500)	—
Payments of deferred financing costs	(1,942)	(161)
Repurchase of common stock	(171)	—
Distributions to stockholders	(1,764)	(51)
Proceeds from issuance of common stock	106,361	18,874
Proceeds from noncontrolling interest in consolidated partnership	—	6,000
Purchase of noncontrolling interest in consolidated partnership	(7,500)	—
Payments to escrow funds	(2,910)	(92)
Collection of escrow funds	1,271	—
Distributions to noncontrolling interests in consolidated partnership	(1,872)	—
Commission on sale of common stock	(9,817)	—
Payment of offering costs	(1,500)	(1,806)

Net cash provided by financing activities	197,950	38,728

Net change in cash	(3,899)	9,253
Cash and cash equivalents - Beginning of period	8,969	202

Cash and cash equivalents - End of period	$5,070	$9,455

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$4,637	$1,026
Common stock issued through dividend reinvestment plan	$1,609	$111
Distributions declared and unpaid	$573	$45
Supplemental cash flow disclosures:
Interest paid	$2,967	$122

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2012

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a Maryland corporation, which is taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of and owns 99.995% partnership interest in the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner and owns a noncontrolling 0.005% partnership interest of the Operating Partnership. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to the Company, the Operating Partnership, and all majority-owned subsidiaries and controlled subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis up to 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors, for a maximum offering of up to $1,738,000,000 (the “Offering”). The registration statement for the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. The Company intends to use substantially all of the net proceeds from the Offering to invest in quality income-producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. Other real estate investments may include equity or debt interests, including securities in other real estate investments.

As of September 30, 2012, the Company had issued approximately 13,974,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $138,843,000 before selling commissions and dealer-manager fees of approximately $12,633,000 and other offering costs of approximately $7,873,000. As of September 30, 2012, the Company had 161,026,000 shares of common stock remaining in the Offering.

The Advisor acts as the Company’s advisor pursuant to an advisory agreement, as amended (the “Advisory Agreement”). The Advisor is responsible for managing the Company’s affairs on a day-to-day basis, identifying and making acquisitions and investments on the Company’s behalf and making recommendations as to dispositions of assets. The Company’s board of directors exercises its fiduciary duties in reviewing these recommendations and determining whether to approve or reject proposed transactions. The Advisor also provides asset management, marketing, investor relations and other administrative services on the Company’s behalf. The Advisory Agreement has a term of one-year and is reconsidered on an annual basis by the board of directors. The Company has no employees and relies upon the Advisor to provide substantially all services.

Carter Validus Real Estate Management Services, LLC (“Carter Management”), a wholly owned subsidiary of Carter/Validus REIT Investment Management Company, LLC, the Company’s sponsor, serves as the Company’s property manager. Carter Management and SC Distributors, LLC (“SC Distributors”), the affiliated dealer-manager of the Offering, receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages.

The Company operates through two reportable business segments – data centers and medical facilities. As of September 30, 2012, the Company owned eleven properties, comprising 941,000 square feet of gross leasable area of single and multi-tenant commercial space located in six states. As of September 30, 2012, the rentable space at these properties was 100% leased.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature, considered necessary for a fair presentation, have been included. Operating results for the three months and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2011, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 29, 2012.

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity for which the Company is the primary beneficiary. As of September 30, 2012, the Company consolidated the accounts of one jointly-owned real estate entity, the 180 Peachtree Property (the “Consolidated Partnership”), and ten wholly-owned real estate entities.

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

Building and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Identified intangible assets	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

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

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Variable Interest Entities

A variable interest entity (“VIE”) is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest but is subject to consolidation if the entity (i) has insufficient equity at risk to permit the entity to finance its activities, (ii) whose at risk equity owners, as a group, do not have the power to direct the activities that most significantly impact the entity’s economic performance, or (iii) whose at risk equity owners do not absorb the entity’s losses or receive its returns. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers qualitative and quantitative factors, including, but not limited to: which activities most significantly impact the VIE’s economic performance and which party controls such activities; the obligation or likelihood for the Company or other investors to provide financial support; and the similarity with and significance to the business activities of the Company and the other investors. As of September 30, 2012, the Company consolidated the accounts of one VIE, the Consolidated Partnership.

In addition, the Company evaluates its investments in notes receivables to determine if they qualify as VIEs. As of September 30, 2012, the Company determined that two investments in notes receivables are VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact each entity’s economic performance. The Company’s maximum exposure to loss from these investments does not exceed their aggregate amortized cost basis of $15,150,000.

Notes Receivables

Preferred equity loan financing, classified as notes receivable, represents loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. We discontinue recording interest and amortizing discounts/premiums when the contractual payment of interest and/or principal is not received. Payments received on impaired nonaccrual loans are recorded as adjustments to impairment charges.

Financial Instruments Disclosed at Fair Value

ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial instruments, whether or not recognized on the face of the balance sheet. Fair value is defined under ASC 820, Fair Value Measurements.

The accompanying condensed consolidated balance sheets include the following financial instruments: cash, real estate, net, real estate escrow deposits, notes receivables, net, other assets, notes payable, line of credit, accounts payable and other liabilities, accounts payable due to affiliates and notes payable. The Company considers the carrying values of cash and cash equivalents, restricted cash, real estate and escrow deposits, accounts payable due to affiliates and account payable and accrued liabilities to approximate the fair value for these financial instruments because of the short periods of time between origination of the instruments and their expected realization. The fair value of notes receivable is estimated by discounting the expected cash flows on the note receivable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of the notes receivable approximated their carrying cost at September 30, 2012.

The fair value of notes payable is estimated using a discounted cash flow analysis using borrowing rates currently available to the Company for debt instruments with similar terms and maturities. As of September 30, 2012 and December 31, 2011, the fair value of the notes payable and other borrowings was $90,304,000 and $15,827,000, respectively, compared to their carrying value of $85,644,000 and $15,850,000, respectively. The estimated fair value of the notes payable was calculated using quoted prices and observable inputs for similar borrowings (Level 2).

Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs, (“ASU 2011-04”), which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted. The adoption of ASU 2011-04 on January 1, 2012 did not have a material effect on the Company’s condensed consolidated unaudited financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance allows an entity the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total other comprehensive income, and a total for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on the Company’s condensed consolidated financial statements.

In November 2011, the FASB issued Accounting Standards Update ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and changes to the presentation are the same as noted in ASU 2011-05 above. The adoption of ASU 2011-12 on January 1, 2012 did not have a material effect on the Company’s condensed consolidated financial statements.

Escrowed Funds

Escrowed funds primarily consist of deposits controlled by lenders for items such as real estate taxes, insurance, capital improvements, and amounts controlled by lenders as collateral to notes payable. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable.

Segment Disclosure

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. As of September 30, 2012, we operate through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. Prior to this, the Company operated through one reportable segment. See Note 15—“Segment Reporting” for further discussion.

Share Repurchase Program

The Company has approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. As of September 30, 2012, the Company had repurchased 18,000 shares of common stock, for an aggregate amount of $171,000, under its share repurchase program.

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Land	$20,661	$449
Building and improvements	247,371	26,351
Identified intangible assets	39,138	3,860

	307,170	30,660
Less: accumulated depreciation	(5,373)	(517)

	$301,797	$30,143

Depreciation expense for the three months ended September 30, 2012 and 2011 was $2,078,000 and $185,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $4,761,000 and $185,000, respectively. In addition to the property acquisitions discussed below, for the three months ended September 30, 2012 and 2011, the Company had capital expenditures of $409,000 and $0, respectively, and for the nine months ended September 30, 2012 and 2011, the Company had capital expenditures of $744,000 and $0, respectively, related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. As of September 30, 2012, acquisition fees and expenses paid to the Advisor and its affiliates totaled $6,255,000, which did not exceed 6.0% of the purchase price of acquisitions.

Acquisitions in 2012

During the nine months ended September 30, 2012, the Company completed ten acquisitions, comprised of fourteen buildings and parking facilities, from unaffiliated parties. The aggregate purchase price of these properties was $229,777,000 and the Company paid $3,120,000 in acquisition fees to the Advisor or its affiliates in connection with these acquisitions. The following is a summary of the acquisitions for the nine months ended September 30, 2012 (in thousands):

Property	Property Location	Date Acquired	Type	Ownership Percentage	Purchase Price		Mortgage Loans Payable	Acquisition Fee to Advisor or its Affiliates (1)
180 Peachtree Data Center	Atlanta, GA	01/03/12	Data Center	22.0%	$94,750		$55,000	$419	(2)
St. Louis Surgical Center	St. Louis, MO	02/09/12	Health Care	100.0%	8,470		6,375	169
Northwoods Data Center	Atlanta, GA	03/14/12	Data Center	100.0%	5,300		3,300	106
Stonegate Medical Center	Austin, TX	03/30/12	Health Care	100.0%	9,100	(4)	—	182
Southfield Data Center	Southfield, MI	05/25/12	Data Center	100.0%	7,250	(4)	—	145
HPI Integrated Medical Facility	Oklahoma City, OK	06/28/12	Health Care	100.0%	9,274		6,028	186
Baylor Medical Center	Dallas, TX	08/29/12	Health Care	100.0%	31,000	(4)	—	620
Texas Data Center Portfolio	Dallas/Ft. Worth, TX	08/16/12	Data Center	100.0%	45,900	(4)	—	918
Vibra Denver Hospital	Denver, CO	09/28/12	Health Care	100.0%	18,733	(4)	—	375

					$229,777		$70,703	$3,120	(3)

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company’s properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	The Company paid its pro rata ownership percentage of the acquisition fees, or $419,000.
(3)	Net of fees paid by noncontrolling interests.
(4)	Properties are financed under a secured revolving credit facility.

In addition, on July 16, 2012, the Company acquired the remaining noncontrolling interests in the Richardson Data Center that it did not own for the total cost of $7,500,000. As a result, the Richardson Data Center became a wholly owned property of the Company.

Note 4—Identified Intangible Assets

Identified intangible assets, which are included in real estate in the accompanying balance sheet, consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
In-place leases, net of accumulated amortization of $1,677 and $90 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 15.1 years and 19.2 years as of September 30, 2012 and December 31, 2011, respectively)	$34,610	$3,860

Above market leases, net of accumulated amortization of $95 and $0 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 9.2 years as of September 30, 2012)	1,046	—

Ground lease interest, net of accumulated amortization of $28 and $0 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life 43.4 years as of September 30, 2012)	1,682	—

	$37,338	$3,860

Amortization expense for the in-place leases and ground leases for the three months ended September 30, 2012 and 2011 was $723,000 and $41,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,615,000 and $41,000, respectively. Amortization of the above market leases for the three months ended September 30, 2012 and 2011 was $40,000 and $0, respectively, and for the nine months ended September 30, 2012 and 2011 was $95,000 and $0, respectively.

Estimated amortization expense on the identified intangible assets as of September 30, 2012, for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (three months)	$941
2013	3,242
2014	3,108
2015	3,108
2016	2,787
Thereafter	24,152

$37,338

Note 5—Other Assets

Other assets consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Deferred financing costs, net of accumulated amortization of $255 and $15 as of September 30, 2012 and December 31, 2011	$1,847	$487
Origination fees	102	—
Investments in nonconsolidated partnerships	142	171
Accounts receivable	1,557	—
Straight-line rent receivable	1,434	102
Restricted cash	787	—
Prepaid assets	539	26
Escrow funds	1,884	244

	$8,292	$1,030

Amortization expense on deferred financing costs for the three months ended September 30, 2012 and 2011 was $130,000 and $7,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $240,000 and $7,000, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations.

Estimated amortization expense on deferred financing costs as of September 30, 2012, for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (three months)	$144
2013	573
2014	570
2015	227
2016	99
Thereafter	234

$1,847

Note 6—Investment in Notes Receivables

As of September 30, 2012 and December 31, 2011, the aggregate balance on the Company’s investment in notes receivables was $15,664,000 and $514,000, respectively. The Company had three fixed rate notes receivables with effective interest rates ranging from 9.00% to 12.00% per annum and a weighted average effective interest rate of 10.33% per annum.

Notes receivables consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

			Outstanding Balance of
Notes Receivable	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
Walnut Hill Property Company	10.00%	02/28/18	$5,150	$—
Bay Area Hospital	9.00%	03/25/13	10,000	—
MM Peachtree Holdings	12.00%	12/31/21	514	514

			$15,664	$514

In connection with notes receivables, as of September 30, 2012, the Company received commitment fees of $375,000 and incurred origination costs of $103,000. The Company recognizes commitment fees and amortizes origination fees over the life of the related loan. The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. No impairment losses were recorded related to notes receivables for the nine months ended September 30, 2012 and 2011. In addition, no allowances for uncollectability were recorded related to notes receivables as of September 30, 2012 and December 31, 2011. Interest income earned on notes receivables for the three months ended September 30, 2012 and 2011 was $77,000 and $0, respectively, and for the nine months ended September 30, 2012 and 2011 was $109,000 and $0, respectively.

Note 7—Notes Payable

Notes payable were $85,644,000 and $15,850,000 as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the Company had five fixed rate notes payable with effective interest rates ranging from 4.75% to 5.93% per annum and a weighted average effective interest rate of 5.59% per annum.

Notes payable consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

			Outstanding Balance as of
Property	Interest Rate	Maturity Date	September 30, 2012	December 31, 2011
Richardson Data Center	5.10%	08/06/16	$15,503	$15,850
180 Peachtree Data Center	5.93%	01/06/22	54,585	—
St. Louis Surgical Center	4.75%	02/10/17	6,298	—
Northwoods Data Center	5.25%	04/10/22	3,261	—
HPI Integrated Medical Center	4.75%	06/28/17	5,997	—

			$85,644	$15,850

The principal payments due on the notes payable as of September 30, 2012, for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Principal Payments	Balloon Payments	Amount
2012 (three months)	$375	$—	$375
2013	1,539	—	1,539
2014	1,625	—	1,625
2015	1,717	—	1,717
2016	1,559	13,488	15,047
Thereafter	5,737	59,604	65,341

	$12,552	$73,092	$85,644

Note 8—Line of Credit

On March 30, 2012, the Company entered into a line of credit agreement with KeyBank National Association (“KeyBank”), which credit agreement was subsequently amended, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $55,000,000 (the “KeyBank Line of Credit”). The actual amount available under the KeyBank Line of Credit is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Line of Credit agreement. The KeyBank Line of Credit matures on March 30, 2015 and may be extended by one 12-month period, subject to the satisfaction of certain conditions, including payment of an extension fee.

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

The KeyBank Line of Credit agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the line of credit in the event of default. The KeyBank Line of Credit agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) minimum quarterly equity raise; (vi) minimum number of properties in the collateral pool; (vii) minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Line of Credit agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at September 30, 2012. As of September 30, 2012, the Company had $48,000,000 outstanding under the KeyBank Line of Credit.

Note 9—Stock-based Compensation

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

As of September 30, 2012 and December 31, 2011, there was $178,000 and $124,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.59 years.

As of September 30, 2012 and December 31, 2011, the fair value of the nonvested shares of restricted common stock was $200,000 and $150,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2011 and the changes for the nine months ended September 30, 2012, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	15,000	$10.00
Vested	(3,750)	$10.00
Granted	9,000	$10.00

Nonvested at September 30, 2012	20,250	$10.00

Stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $16,000 and $10,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Company recognized approximately $36,000 and $17,000 in stock-based compensation expense, respectively, which is reported in general and administrative costs.

Note 10—Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Below market leases, net of accumulated amortization of $1,720 and $40 as of September 30, 2012 and December 31, 2011, respectively (with a weighted average remaining life of 18.5 years and 19.2 years as of September 30, 2012 and December 31, 2011, respectively)	$45,989	$1,679

Amortization of below market leases for the three months ended September 30, 2012 and 2011 was $685,000 and $18,000, respectively, and for the nine months ended September 30, 2012 and 2011 was $1,679,000 and $18,000, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements of operations.

Estimated amortization of below market leases as of September 30, 2012, for the three months ending December 31, 2012 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2012 (three months)	$814
2013	3,256
2014	3,256
2015	3,256
2016	3,072
Thereafter	32,335

$45,989

Note 11—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Other Organization and Offering Expenses

The Advisor, or its affiliates, is reimbursed for organization and offering expenses it incurs on the Company’s behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering expenses to exceed 15.0% of gross offering proceeds as of the date of the reimbursement (selling commissions and the dealer-manager fee represent 7.0% and 2.75%, respectively, of the gross offering proceeds). The Company expects that other organization and offering expenses (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of September 30, 2012, the Advisor, or its affiliates, incurred other organization and offering expenses, on behalf of the Company, of approximately $52,000 in excess of the 15.0% of gross offering proceeds limit, including selling commissions and the dealer-manager fee. These costs are not included in the Company’s condensed consolidated financial statements because such costs are not a liability of the Company as of September 30, 2012. During the nine months ended September 30, 2012, the Company had reimbursed the Advisor, or its affiliates, $1,613,000 in other organization and offering costs.

When recorded by the Company, other organization expenses are expensed as incurred and offering expenses are recorded in stockholders’ equity as such amounts are related to raising capital of the Company. See Note 12—“Related-Party Transactions and Arrangements” for further discussion of other organization and offering expenses.

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

Note 12—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7.0% of gross offering proceeds. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors receives up to 2.75% of gross offering proceeds as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $4,297,000 and $1,093,000 for the three months ended September 30, 2012 and 2011, respectively, and $9,817,000 and $1,726,000 for the nine months ended September 30, 2012 and 2011, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee) from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP. For the three months ended September 30, 2012 and 2011, the Company reimbursed $1,186,000 and $98,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Company reimbursed $1,613,000 and $98,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended September 30, 2012 and 2011, the Company incurred $2,168,000 and $323,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Company incurred $4,113,000 and $323,000, respectively, in acquisition fees to the Advisor, or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combination, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. On June 29, 2012, the Advisor agreed to waive without recourse, all deferred asset management fees earned during the period beginning January 1, 2012 and ending on the first date on which the Company’s distribution payout ratio is equal to or less than 100%, and shall have no recourse against the Company for the payment of such fees. For the nine months ended September 30, 2012, the Advisor waived asset management fees in the amount of $621,000.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of September 30, 2012, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of September 30, 2012, the Company did not incur a listing fee.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. For the 12 months ended September 30, 2012, the Company’s operating expenses did not exceed the limitation. Operating expenses as a percentage of average invested assets and as a percentage of net income were 0.61% and 170.6%, respectively, for the 12 months ended September 30, 2012. For the three months ended September 30, 2012 and 2011, the Advisor incurred $85,000 and $60,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Advisor incurred $345,000 and $163,000, respectively, in indirect operating expenses on the Company’s behalf. The Advisor waived 100% of its indirect operating expenses it incurred on behalf of the Company in 2012, without recourse. The indirect operating expenses waived by the Advisor in 2012 and 2011 consisted of administrative service expenses, including payroll-related expenses.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders. The fees that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash. In certain instances, to improve the Company’s working capital, the Advisor may elect to absorb a portion of the Company’s direct general and administrative costs. There were no such direct costs absorbed by the Advisor during the three and nine months ended September 30, 2012 or 2011.

The Company pays Carter Management leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse Carter Management and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by Carter Management and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. Carter Management and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay Carter Management an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay Carter Management, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay Carter Management a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended September 30, 2012 and 2011, the Company incurred $133,000 and $16,000, respectively, and for the nine months ended September 30, 2012 and 2011, the Company incurred $324,000 and $16,000, respectively, in property management fees. For the nine months ended September 30, 2012, the Company paid Carter Management $343,000 in property management fees.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of September 30, 2012 and December 31, 2011 (in thousands):

Entity	Fee	September 30, 2012	December 31, 2011
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$—	$65
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	146	146
Carter Validus Real Estate Management Services, LLC	Property management fees	37	24
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	8	31
Carter/Validus Advisors, LLC and its affiliates	Offering Costs	5,879	1,356

		$6,070	$1,622

Note 13—Business Combinations

Period Ended September 30, 2012

For the nine months ended September 30, 2012, the Company completed ten acquisitions, comprised of fourteen buildings and parking facilities with an aggregate of 921,000 square feet of gross leasable area. The aggregate purchase price was $229,777,000, plus closing costs and acquisition fees of $3,120,000, which is included in acquisition related expenses in the accompanying condensed consolidated statements of operations. See Note 3—“Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2012, we recognized the following amounts of revenues and net income (loss) for the acquisitions (in thousands):

Property	Revenues	Net Income (Loss)
180 Peachtree Data Center	$11,632	$325	(1)
St. Louis Surgical Center	$527	$(171)	(2)
Northwoods Data Center	$316	$(69)	(3)
Stonegate Medical Center	$584	$52	(4)
Southfield Data Center	$623	$(43)	(5)
HPI Integrated Medical Facility	$222	$(257)	(6)
Texas Data Center Portfolio	$744	$684	(7)
Baylor Medical Center	$268	$(842)	(8)
Vibra Denver Hospital	$17	$(607)	(9)

(1)	The 180 Peachtree Data Center was acquired on January 3, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $1,120,000.
(2)	The St. Louis Surgical Center was acquired on February 9, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $267,000.
(3)	Northwoods Data Center was acquired on March 14, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $155,000.
(4)	The Stonegate Medical Center was acquired on March 30, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $243,000.
(5)	The Southfield Data Center was acquired on May 25, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $217,000.
(6)	The HPI Integrated Medical Facility was acquired on June 28, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $317,000.
(7)	The Texas Data Center Portfolio was acquired on August 16, 2012. During the nine months ended September 30, 2012, the Texas Data Center Portfolio incurred non-recurring charges related to acquisition fees and costs of $1,024,000.
(8)	The Baylor Medical Center was acquired on August 29, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $997,000.
(9)	The Vibra Denver Hospital was acquired on September 28, 2012. During the nine months ended September 30, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $625,000.

The following table summarizes management’s allocation of the fair value of the ten acquisitions for the nine months ended September 30, 2012 (in thousands):

	180 Peachtree Data Center	St. Louis Surgical Center	Northwoods Data Center	Stonegate Medical Center	Southfield Data Center
Land	$4,280	$808	$572	$1,904	$736
Building and improvements	93,605	6,510	3,688	4,928	4,959
In-place leases	14,058	542	667	1,388	1,336
Tenant improvements	936	1,696	373	836	95
Ground leasehold asset	1,709	—	—	—	—
Above market leases	420	—	—	597	124

Total assets acquired	115,008	9,556	5,300	9,653	7,250

Below market leases	(20,258)	(1,086)	—	(553)	—

Total liabilities acquired	(20,258)	(1,086)	—	(553)	—

Net assets acquired	$94,750	$8,470	$5,300	$9,100	$7,250

	HPI Integrated Medical Facility	Texas Data Center Portfolio	Baylor Medical Center	Vibra Denver Hospital
Land	$789	$7,110	$4,012	$1,763
Building and improvements	7,463	50,663	23,557	14,450
In-place leases	937	8,850	4,650	3,218
Tenant improvements	352	1,882	—	—

Total assets acquired	9,541	68,505	32,219	19,431

Below market leases	(267)	(22,605)	(1,219)	(698)

Total liabilities acquired	(267)	(22,605)	(1,219)	(698)

Net assets acquired	$9,274	$45,900	$31,000	$18,733

Assuming the 2012 acquisitions described above had occurred on January 1, 2011, pro forma revenues, net income, net income attributable to the Company and net income per common share attributable to the Company – basic and diluted would have been as follows for the three and nine month periods below (in thousands except for per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011
Revenues	$9,042	$8,187
Net income	$2,274	$2,266
Net income attributable to controlling interest	$1,507	$1,675
Net income per common share attributable to controlling interest - basic and diluted	$0.13	$0.15

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Revenues	$25,733	$24,654
Net income	$6,933	$11,181
Net income attributable to controlling interest	$4,627	$5,095
Net income per common share attributable to controlling interest - basic and diluted	$0.61	$0.67

The pro forma adjustments assume that the debt proceeds and the offering proceeds, were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 14—Consolidated Variable Interest Entity

On January 3, 2012, an indirect partially owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center through a joint venture arrangement with three non-U.S. institutional investors. The Operating Partnership owns approximately 20.53% and the noncontrolling interests in Consolidated Partnership own an aggregate of 79.47% of the consolidated joint venture interests.

As of December 31, 2011, the Company was the primary beneficiary of, and therefore consolidated, the variable interest entity, which owns the 180 Peachtree Data Center. Real estate with a carrying value of $112,459,000 at September 30, 2012 collateralized the $54,585,000 of debt of the variable interest entity. Any significant amounts of assets and liabilities related to the consolidated variable interest entity are identified parenthetically on the accompanying condensed consolidated balance sheets. The creditors of the consolidated variable interest entity do not have recourse to the Company’s general credit.

Note 15—Segment Reporting

As of January 1, 2012, the Company evaluated its business based on two distinct industries and reportable business segments – data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. The accounting policies of these segments are the same as those described herein in Note 2—“Summary of Significant Accounting Policies” and in Note 2—“Summary of Significant Accounting Policies” to the audited financial statements contained in the Annual Report on Form 10-K for the year ended December 31, 2011, as filed with the SEC on March 29, 2012. There were no intersegment sales or transfers.

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

Interest expense, other income, depreciation and amortization and other expenses are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, notes receivables and other assets not attributable to individual properties.

Summary information for the reportable segments during the three and nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Data Centers	Medical Facilities	Three Months Ended September 30, 2012
Revenue:
Rental income	$6,359	$994	$7,353
Expenses:
Rental expenses	2,009	73	2,082

Segment net operating income	$4,350	$921	$5,271

Expenses:
General and administrative			148
Acquisition related expenses			3,142
Depreciation and amortization			2,078

Loss from operations			(97)
Other expense:
Other income			77
Interest and other expense			(1,511)

Net Loss			$(1,531)

	Data Centers	Medical Facilities	Three Months Ended September 30, 2011
Revenue:
Rental income	$615	$—	$615
Expenses:
Rental expenses	44	—	44

Segment net operating income	$571	$—	$571

Expenses:
General and administrative			174
Acquisition related expenses			691
Depreciation and amortization			185

Loss from operations			(479)
Other income (expense):
Interest and other expense			(197)

Net loss			$(676)

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2012
Revenue:
Rental income	$15,776	$1,619	$17,395
Expenses:
Rental expenses	4,641	135	4,776

Segment net operating income	$11,135	$1,484	$12,619

Expenses:
General and administrative			577
Acquisition related expenses			6,255
Depreciation and amortization			4,761

Income from operations			1,026
Other expense:
Other income			81
Interest and other expense			(3,852)

Net loss			$(2,745)

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2011
Revenue:
Rental income	$615	$—	$615
Expenses:
Rental expenses	44	—	44

Segment net operating income	$571	$—	$571

Expenses:
General and administrative			408
Acquisition related expenses			691
Depreciation and amortization			185

Loss from operations			(713)
Other income (expense):
Interest and other expense			(197)

Net loss			$(910)

Assets by reportable segments as of September 30, 2012 and December 31, 2011 are as follows (in thousands):

	September 30, 2012	December 31, 2011
Data centers	$229,623	$74,319
Medical facilities	79,807	—
All other	22,198	11,032

Total assets	$331,628	$85,351

Note 16—Economic Dependency

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

Note 17—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of September 30, 2012 and December 31, 2011, there were 20,250 shares and 15,000 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Note 18—Subsequent Events

Status of the Offering

As of November 6, 2012, the Company had received and accepted subscriptions for 16,321,000 shares of the Company’s common stock, or $161,869,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of November 6, 2012, the Company had approximately 158,679,000 shares of common stock remaining in the Offering.

Distributions Paid

On October 1, 2012, the Company paid aggregate distributions of $746,000 ($411,000 in cash and $335,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2012 through September 30, 2012. On November 1, 2012, the Company paid aggregate distributions of $886,000 ($494,000 in cash and $392,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2012 through October 31, 2012.

Distributions Declared

On November 2, 2012, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2012 and ending on February 28, 2013. The distributions for December 2012 will be calculated based on 366 days in the calendar year and equal to

$0.001912588 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions for January 2013 and February 2013 will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the December 2012, January 2013 and February 2013 periods will be paid in January 2013, February 2013 and March 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Property Acquisitions

On October 22, 2012, the Company acquired 100% of the fee simple interest in a 70,657 square foot acute care hospital (the “Vibra New Bedford Hospital”), located in New Bedford, Massachusetts, for a purchase price of $26,067,000, plus closing costs. The seller of the Vibra New Bedford Hospital is not affiliated with the Company, the Advisor or its affiliates. The Company financed the purchase of the Vibra New Bedford Hospital with a $16,850,000 loan secured by the property and net proceeds from the Offering. Coincident with this loan, the Company, through the Operating Partnership, entered into an interest rate swap agreement to effectively fix the variable interest rate on the loan to 5.5% per annum. The swap agreement is co-terminus with the loan. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore impractical to provide pro forma information.

On November 13, 2012, the Company, through a majority-owned subsidiary of the operating partnership, completed the acquisition of a 121,000 square foot data center (the “Philadelphia Data Center”), located in Philadelphia, Pennsylvania, for a purchase price of approximately $65,000,000, plus closing costs. The Company financed the purchase of the Philadelphia Data Center using a $34,000,000 loan secured by the Philadelphia Data Center, a $15,000,000 equity investment from an unaffiliated Company and net proceed from the Offering. The Philadelphia Data Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore impractical to provide pro forma information.

Refinancing of Property

On October 15, 2012, the Company entered into a credit agreement with Texas Capital Bank National Association (“Texas Capital”) to obtain a secured loan in the aggregate principal amount of $20,750,000, which is secured by the Baylor Medical Center (the “Texas Capital Loan”).

The Company used the proceeds from the Texas Capital Loan to repay the amount outstanding on the KeyBank Line of Credit used in connection with the purchase of the Baylor Medical Center. As a result, the Baylor Medical Center is no longer included in the collateral pool of assets secured the KeyBank Line of Credit, which among other things, decreased the Company’s borrowing base availability under the KeyBank Line of Credit by approximately $16,195,000, bringing the total borrowing base availability under the KeyBank Line of Credit Loan to an aggregate of $42,570,000. Coincident with the Texas Capital Loan, the Company entered into an interest rate swap agreement with Texas Capital to effectively fix the variable interest rate on the Texas Capital Loan to 4.67% per annum. The term of the swap agreement is co-terminus with the Texas Capital Loan.

Renewal of Advisory Agreement

November 2, 2012, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, renewed the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor, dated November 26, 2010, as amended. The renewal will be for a one-year term and will be effective as of November 26, 2012.

Renewal of Property Management Agreement

On November 2, 2012, the board of directors, including all independent directors of the Company, after review of the property manager’s performance during the last year, renewed the Property Management Agreement by and among the Company, the Operating Partnership and Carter Management, dated November 12, 2010, as amended. The renewal will be for a one-year term and will be effective as of November 12, 2012.

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

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and all consolidated subsidiaries.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We are a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes.

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”). The SEC first declared our registration statement effective as of December 10, 2010. We will sell shares of our common stock in our Offering until the earlier of December 10, 2013, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. As of September 30, 2012, we had received and accepted subscriptions in our offering for 13,974,000 shares of our common stock, or $138,843,000, including shares of our common stock issued pursuant to the DRIP.

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

We currently operate through two reportable business segments – data centers and medical facilities. As of September 30, 2012, we had completed eleven acquisitions comprised of fifteen buildings and parking facilities and approximately 941,000 square feet of gross leasable area for an aggregate purchase price of $258,717,000.

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

Distributions

For the nine months ended September 30, 2012, we paid distributions of approximately $3,373,000, of which $1,764,000 was paid in cash and $1,609,000 was reinvested in shares of our common stock pursuant to the DRIP. From the distributions paid, $914,000, or 27.1%, was paid from cash flows provided by operations of $914,000 and the shortfall was paid from proceeds from the Offering and common stock pursuant to the DRIP. During the nine months ended September 30, 2011, we paid distributions of approximately $109,000, of which $51,000 was paid in cash and $58,000 was reinvested in shares of common stock pursuant to the DRIP. The distributions were paid from proceeds of the Offering and common stock pursuant to the DRIP and none of the distributions were paid from cash flows used in operations of $(535,000). As of September 30, 2012, cumulative since inception, we paid distributions of $3,842,000, of which $1,986,000 was paid in cash and $1,856,000 was reinvested in shares of our common stock pursuant to the DRIP. Net loss and funds from operations (“FFO”) were $(4,046,000) and $(1,734,000), respectively, for the nine months ended September 30, 2012.

For a discussion of distributions paid, subsequently to September 30, 2012, see Note 18—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Segment Reporting

The Company reports its financial performance based on two reporting segments. The following is a discussion of the results of operations on these two business segments. See Note 15—“Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s two segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011
Number of commercial properties	11	1
Approximate rentable square feet (1)	941,000	20,000
Percentage of rentable square feet leased	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Commercial properties acquired	4	1	10	1
Approximate purchase price of acquired properties	$95,633,000	$28,940,000	$229,777,000	$28,940,000
Approximate rentable square feet (1)	413,000	20,000	941,000	20,000

(1)	Excludes parking facilities.

As shown in the table above, we owned eleven commercial properties as of September 30, 2012, compared to owning one commercial property as of September 30, 2011. Accordingly, our results of operations for the three and nine months ended September 30, 2012, as compared to the three and nine months ended September 30, 2011, reflect significant increases in most categories.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Rental Revenue

Rental revenue for the three months ended September 30, 2012 and 2011 was $5,153,000 and $588,000, respectively. For the three months ended September 30, 2012, rental revenue primarily comprised of base rent of $3,910,000 and amortization of above- and below-market leases and straight-line rent of $1,243,000. For the three months ended September 30, 2011, rental revenue primarily comprised of base rent of $529,000 and amortization of below-market lease and straight-line rent of $59,000.

As of September 30, 2012, our properties were 100% occupied.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the three months ended September 30, 2012 and 2011, tenant reimbursement income was $1,771,000 and $27,000, respectively.

Parking Income

Parking income for the three months ended September 30, 2012 and 2011 was $429,000 and $0, respectively.

Rental and Parking Expenses

Rental and parking expenses for the three months ended September 30, 2012 and 2011 were $2,082,000 and $44,000, respectively. For the three months ended September 30, 2012, rental and parking expenses consisted primarily of real estate taxes of $406,000, utilities of $964,000, repairs and maintenance of $324,000, personnel costs of $160,000, administrative costs of $54,000, insurance costs of $32,000, professional fees of $9,000 and property management fees of $133,000. For the three months ended September 30, 2011, rental and parking expenses consisted primarily of real estate taxes of $27,000 and property management fees of $17,000.

General and Administrative Expenses

For the three months ended September 30, 2012 and 2011, general and administrative expenses were approximately $148,000 and $174,000, respectively. For the three months ended September 30, 2012, general and administrative expenses consisted of professional and legal fees of approximately $61,000, board of directors’ fees and expenses of approximately $30,000, restricted stock compensation of approximately $16,000, director and officers’ insurance of $21,000, reporting costs of $19,000 and other costs of approximately $1,000. For the three months ended September 30, 2011, general and administrative expenses consisted of professional and legal fees of $61,000, board of directors’ fees and expenses of $23,000, asset management fees of $73,000, restricted stock compensation of $10,000 and other costs of $7,000.

Acquisition Related Expenses

Acquisition related expenses for the three months ended September 30, 2012 and 2011 were approximately $3,142,000 and $691,000, respectively. For the three months ended September 30, 2012, these expenses related primarily to four acquisitions during the period, including acquisition fees of $2,646,000 incurred to our Advisor or its affiliates. For the three months ended September 30, 2011, acquisition related expenses of $691,000 were related primarily to expenses associated with the purchase of one property, including acquisition fees of $323,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2012 and 2011 was approximately $2,078,000 and $185,000, respectively. For the three months ended September 30, 2012, depreciation and amortization consisted of depreciation on our real estate properties of $1,354,000 and amortization on our identified intangible assets of $724,000. For the three months ended September 30, 2011, depreciation and amortization consisted primarily of depreciation on our real estate property of $144,000 and amortization on our identified intangible assets of $41,000.

Other Income

Other income for the three months ended September 30, 2012 and 2011 was approximately $77,000 and $0, respectively. For the three months ended September 30, 2012, other income consisted of interest earned on a preferred equity loan to an unconsolidated partnership of $79,000, offset by losses on investment in an unconsolidated partnership of $2,000.

Interest Expense

Interest expense for the three months ended September 30, 2012, and 2011 was $1,511,000 and $197,000, respectively. For the three months ended September 30, 2012, interest expense related to notes payable of $1,225,000, interest expense related to the KeyBank Line of Credit of $97,000, an unused credit fee related to the KeyBank Line of Credit of $46,000, amortization of debt issue costs of $130,000 and other interest expense of $13,000. For the three months ended September 30, 2011, interest expense of $197,000 related to notes payable.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Rental Revenue

Rental revenue for the nine months ended September 30, 2012 and 2011 was $12,203,000 and $588,000, respectively. For the nine months ended September 30, 2012, rental income primarily comprised of base rent of $9,246,000 and amortization of above- and below-market leases and straight-line rent of $2,957. For the nine months ended September 30, 2011, rental income primarily consisted of base rent of $529,000 and amortization of above- and below-market leases and straight-line rent of $59,000.

As of September 30, 2012, our properties were 100% occupied.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the nine months ended September 30, 2012 and 2011, tenant reimbursement income was $3,980,000 and $27,000, respectively.

Parking Income

Parking income for the nine months ended September 30, 2012 and 2011 was $1,212,000 and $0, respectively.

Rental and Parking Expenses

Rental and parking expenses for the nine months ended September 30, 2012 and 2011 were $4,776,000 and $44,000, respectively. For the nine months ended September 30, 2012, rental and parking expenses consisted primarily of real estate taxes of $994,000, utilities of $1,991,000, repairs and maintenance of $702,000, personnel costs of $472,000, administrative costs of $187,000, insurance costs of $68,000, professional fees of $38,000 and property management fees of $324,000. For the nine months ended September 30, 2011, rental and parking expenses consisted primarily of real estate taxes of $27,000 and property management fees of $17,000.

General and Administrative Expenses

For the nine months ended September 30, 2012 and 2011, general and administrative expenses were approximately $577,000 and $408,000, respectively. For the nine months ended September 30, 2012, general and administrative expenses consisted of professional and legal fees of approximately $304,000, board of directors’ fees and expenses of approximately $81,000, restricted stock compensation of approximately $36,000, insurance of $63,000, franchise taxes of $10,000, reporting costs of $73,000 and other costs of approximately $10,000. Our Advisor has decided to waive, without recourse, asset management fees related to 2012 until our distribution payout ratio is equal to or less than 100%. For the nine months ended September 30, 2011, general and administrative expenses were approximately $408,000 and consisted of professional fees of $183,000, reporting costs of $15,000, board of directors’ fees and expenses of $103,000, asset management fees of $73,000, restricted stock compensation of $17,000 and other costs of $17,000.

Acquisition Related Expenses

Acquisition related expenses for the nine months ended September 30, 2012 and 2011 were approximately $6,255,000 and $691,000, respectively. For the nine months ended September 30, 2012, these expenses related primarily to ten acquisitions during the period, including acquisition fees of $4,965,000 incurred to our Advisor, or its affiliates. For the nine months ended September 30, 2011, acquisition related expenses of $691,000 were related primarily to expenses associated with the purchase of one property, including acquisition fees of $323,000 incurred to our Advisor, or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2012 and 2011 was approximately $4,761,000 and $185,000, respectively. For the nine months ended September 30, 2012, depreciation and amortization consisted of depreciation on our real estate property of $3,145,000 and amortization on our identified intangible assets of $1,616,000. For the nine months ended September 30, 2011, depreciation and amortization consisted primarily of depreciation on our real estate property of $144,000 and amortization on our identified intangible assets of $41,000.

Other Income

Other income for the nine months ended September 30, 2012 and 2011 was approximately $81,000 and $0, respectively. For the nine months ended September 30, 2012, other income consisted of interest earned on a preferred equity loan to an unconsolidated partnership of $112,000, offset by losses on investment in an unconsolidated partnership of $31,000.

Interest Expense

Interest expense for the nine months ended September 30, 2012, and 2011 was $3,852,000 and $197,000, respectively. For the nine months ended September 30, 2012, interest expense related to notes payable of $3,417,000, interest expense related to the KeyBank Line of Credit of $97,000, an unused credit fee related to the KeyBank Line of Credit of $85,000, amortization of debt issue costs of $240,000 and other interest expense of $13,000. For the nine months ended September 30, 2011, interest expense of $197,000 related to amortization of debt issue costs of $7,000 and notes payable of $190,000.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. During the nine months ended September 30, 2012, we paid approximately $9,817,000 in selling commissions and dealer-manager fees and we reimbursed our Advisor, or its affiliates, approximately $1,613,000 and incurred approximately $7,873,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of September 30, 2012.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 12—“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate- related securities, we invest the uninvested proceeds in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds in properties and real estate-related securities. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

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

On March 30, 2012, we entered into a line of credit agreement with KeyBank National Association (“KeyBank”), which credit agreement was subsequently amended, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $55,000,000 (the “KeyBank Line of Credit”). The actual amount available under the KeyBank Line of Credit is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Line of Credit agreement. The KeyBank Line of Credit matures on March 30, 2015, and may be extended by one 12-month period subject to the satisfaction of certain conditions, including payment of an extension fee.

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

The KeyBank Line of Credit agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the line of credit in the event of default. The KeyBank Line of Credit agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) minimum quarterly equity raise; (vi) minimum number of properties in the collateral pool; (vii) minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Line of Credit agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at September 30, 2012. As of September 30, 2012, we had $48,000,000 outstanding on the KeyBank Line of Credit.

We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than the sources described above within the next 12 months.

Cash Flows

Net cash flows provided by operating activities for the nine months ended September 30, 2012 was approximately $914,000 and net cash flows used in operating activities for the nine months ended September 30, 2011 was approximately $(535,000). For the nine months ended September 30, 2012, net cash flows provided by operating activities related to rental revenue received in cash and deferred revenue, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Net cash flows used in investing activities for the nine months ended September 30, 2012 and 2011, was $202,763,000 and $28,940,000, respectively. For the nine months ended September 30, 2012, net cash flows used in investing activities related to the acquisition of ten of our real estate properties and investment in real estate notes receivable. Net cash flows from investing activities is dependent upon investment of our offering proceeds in real estate and real estate-related investments.

Net cash flows provided by financing activities for the nine months ended September 30, 2012 and 2011, was approximately $197,950,000 and $38,728,000, respectively. For the nine months ended September 30, 2012, such cash flows related primarily to funds raised from investors in our Offering of $106,361,000, proceeds from our mortgage loan payable of $70,703,000, proceeds from the KeyBank Line of Credit of $54,500,000, collection of escrow funds of $1,271,000, offset by principal payments on our mortgage loan payable in the amount of $909,000, payments on the line of credit of $6,500,000, deferred financing costs of $1,942,000, cash distributions to our stockholders of $1,764,000, offering costs of $11,317,000, distributions to noncontrolling interests in a consolidated partnership of $1,872,000, repurchase of shares of our common stock of $171,000, payments to escrow funds of $2,910,000 and purchase of noncontrolling interest in consolidated partnership of $7,500,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to acquire more properties.

Contractual Obligations

As of September 30, 2012, we had approximately $85,644,000 of debt outstanding. See Note 7—“Notes Payable” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2012 were as follows (in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$1,396	$3,419	$27,276	$53,553	$85,644
Interest payments — fixed rate debt	4,476	9,672	7,957	13,340	35,445

Total	$5,872	$13,091	$35,233	$66,893	$121,089

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 12—“Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations (“FFO”). FFO is not equivalent to our net operating income or loss as determined under GAAP, but rather it is a measure promulgated by the National Association of Real Estate Investment Trusts (“NAREIT”), an industry trade group. NAREIT’s belief is that FFO is a more accurate reflection of the operating performance of a REIT because of certain unique operating characteristics of real estate companies. We define FFO, consistent with NAREIT’s definition, as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnership and joint ventures. Adjustments for unconsolidated partnership and joint ventures will be calculated to reflect FFO on the same basis.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s Guideline 2010-01, Supplemental Performance Measure for Publicly Registered, Non-Listed REITs: Modified Funds from Operations, or the Practice Guideline, issued by the IPA in November 2010. The Practice Guideline defines MFFO as FFO further adjusted for the following items included in the determination of GAAP net income: acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below market leases and liabilities; accretion of discounts and amortization of premiums on debt investments; nonrecurring impairments of real estate-related investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline described above. In calculating MFFO, we exclude acquisition related expenses, amortization of above and below market leases, amounts related to straight-line rents and the adjustments of such items related to noncontrolling interests in the operating partnership and other consolidated partnership as well as our unconsolidated partnership. Since MFFO excludes acquisition related expenses, it should not be construed as a historic performance measure.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2012 and 2011 (in thousands except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss attributable to the Company	$(2,216)	$(504)	$(4,046)	$(738)
Adjustments:
Depreciation and amortization – real estate	2,078	185	4,761	185
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(777)	(82)	(2,449)	(82)

FFO	$(915)	$(401)	$(1,734)	$(635)

Adjustments:
Acquisition related expenses	$3,142	$691	$6,255	$691
Amortization of above and below market lease	(646)	(18)	(1,584)	(18)
Amortization of straight-line rents	(596)	(41)	(1,332)	(41)
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	543 (1)	(197)	767 (2)	(197)

MFFO	$1,528	$34	$2,372	$(200)

Weighted average common shares outstanding – basic and diluted	11,341,730	1,283,504	7,564,337	536,577

Net loss per common share – basic and diluted	$(0.20)	$(0.39)	$(0.53)	$(1.38)

FFO per common share – basic and diluted	$(0.08)	$(0.31)	$(0.23)	$(1.18)

(1)	Of this amount, $179,000 related to straight-line rents, $365,000 related to above and below market leases and $ (1,000) related to acquisition expenses.
(2)	Of this amount, $612,000 related to straight-line rents, $1,051,000 related to above and below market leases and $ (896,000) related to acquisition expenses.

Subsequent Events

For a discussion of subsequent events, see Note 18—”Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

As of September 30, 2012, we had approximately $85,644,000 of fixed rate debt outstanding, and $48,000,000 of variable rate debt outstanding. As of September 30, 2012, our fixed rate debt included secured notes payable, with a carrying value of $85,644,000 and a fair value of $90,304,000. Changes in market interest rates on our fixed rate debt impact the fair value of notes payable, but it has no impact on interest incurred or cash flow. For instance, if interest rates rise 100 basis points and our fixed rate debt remains constant, we expect the fair value of our notes payable to decrease, the same way the price of a bond declines as interest rates rise.

The sensitivity analysis related to our fixed rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables held constant. A 100 basis point increase in market interest rates would result in a decrease in fair value of our fixed rate debt by $5,506,000. A 100 basis point decrease in market interest rates would result in an increase in the fair value of our fixed rate debt by $5,290,000. These amounts were determined by considering the impact of hypothetical interest rate changes on our borrowing costs, and, assuming no other changes in our capital structure.

As of September 30, 2012, our variable rate debt included a variable rate revolving credit facility with a carrying and fair value of $48,000,000 as of such date. Interest volatility associated with this variable rate debt affects interest expenses incurred and cash flow. The sensitivity analysis related to our variable rate debt assumes an immediate 100 basis point move in interest rates from their September 30, 2012 levels, with all other variables constant. A 100 basis point increase or decrease in variable interest rates on our variable rate debt would increase or decrease our interest expense by approximately $480,000 annually.

In the future, we expect that we may obtain additional fixed or variable rate debt financing to fund certain property acquisitions and make other permitted investments, and may be exposed to further interest rate changes. Our interest rate risk management objectives are to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows, and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we expect to borrow at primarily fixed rates, or variable rates with the lowest margins available. We have entered and continue to enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.

In addition to changes in interest rates, the value of our real estate investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of September 30, 2012 was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2012, were effective.

(b) Changes in internal control over financial reporting. There were no changes in internal control over financial reporting that occurred during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have paid, and may continue to pay distributions from sources other than from our cash flow from operations. For the year ended December 31, 2011, our cash flow used in operations of $0.1 million was a shortfall of $0.5 million, or 100%, of our distributions paid (total distributions were $0.5 million, of which $0.2 million were paid in cash and $0.3 million in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering and common stock issued pursuant to our DRIP. For the nine months ended September 30, 2012, our cash flow provided by operations of approximately $1.0 million was a shortfall of $2.4 million, or 70.6%, of our distributions paid (total distributions were approximately $3.4 million, of which, $1.8 million were paid in cash and $1.6 million in shares of our common stock pursuant to our DRIP) during such period, and such shortfall was paid from proceeds from the Offering and common stock issued pursuant to the DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2012, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

Share Repurchase Program

Effective as of December 10, 2010, our board of directors adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount stockholder paid for each share; and

•

for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended September 30, 2012, we fulfilled the following redemption requests pursuant to our share repurchase program:

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
July 2012	—	$—	—	(1)
August 2012	—	$—	—	(1)
September 2012	5,000	$9.36	5,000	(1)

Total	5,000		5,000	(1)

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended September 30, 2012, we redeemed approximately $51,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2012 redemption date.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175,000,000 shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150,000,000 shares of common stock for $10.00 per share and up to 25,000,000 shares of common stock pursuant to our distribution reinvestment plan for $9.50 per share, for a maximum offering of up to $1,738,000,000.

As of September 30, 2012, we had received subscriptions for and issued approximately 13,974,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $138,843,000 (before selling commissions and dealer-manager fees). As of September 30, 2012, a total of $1,859,000 in distributions were reinvested in and 196,000 shares of common stock were issued pursuant to the DRIP.

As of September 30, 2012, we had incurred selling commissions and dealer-manager fees of approximately $12,633,000 in connection with our Offering. We had also incurred other offering costs of approximately $7,873,000 as of such date. Such fees and reimbursements were incurred to our affiliates and are charged to stockholders’ equity as such amounts are reimbursed from the gross proceeds of the Offering. The cost of raising funds in our Offering as a percentage of gross proceeds received in our primary offering will not exceed 9.75%. As of September 30, 2012, net proceeds from the Offering were approximately $118,337,000, including proceeds from the DRIP and after deducting offering expenses paid.

As of September 30, 2012, approximately $5,879,000 remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

As of September 30, 2012, we had used $93,057,000 in proceeds from our Offering to acquire properties from unaffiliated parties, $12,633,000 to pay selling commissions and dealer-manager fees, $1,880,000 in organization and offering costs, $3,683,000 to pay acquisition fees to affiliated parties, $2,103,000 for deferred financing costs to unaffiliated parties, $521,000 to pay acquisition related expenses to affiliated parties, $2,220,000 to pay acquisition related expenses to unaffiliated parties and $3,171,000 to pay real estate deposits to unaffiliated parties for proposed future acquisitions.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: November 14, 2012	By	/s/ JOHN CARTER
John Carter Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2012	By	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:	Description

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.2	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.3	Multi Product Subscription Agreement (included as Exhibit G to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit H to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.5	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 267, 2012 filed pursuant to Rule 424(b)(3), commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	Second Agreement to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated July 19, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.2	Second Amendment to Mortgage by DC-19675 W. Ten Mile, LLC, as Grantor, and KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.3	Second Amendment to Deed of Trust, Security Agreement and Assignment of Leases and Rents and Assignment of Leases and Rents from HC-2501 W William Cannon Dr, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.4	Second Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.5	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated July 19, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.6	Letter Agreement, dated July 19, 2012, by and among, Carter/Validus Operating Partnership, LP, KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.7	Deed of Trust, Security Agreement and Assignment of Leases and Rents by DC-1221 Coit Road, LLC, as Grantor, for the benefit of KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.8	Deed of Trust, Security Agreement and Assignment of Leases and Rents by DC-5000 Bowen Road, LLC, as Grantor, for the benefit of KeyBank National Association, as Agent, dated August 16, 2012 (included as exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.9	Joinder Agreement by DC-1221 Coit Road, LLC delivered to KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.10	Joinder Agreement by DC-5000 Bowen Road, LLC delivered to KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.11	Assignment of Leases and Rents by DC-1221 Coit Road, LLC to KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.12	Assignment of Leases and Rents by DC-5000 Bowen Road, LLC to KeyBank National Association, dated August 16, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated herein by reference)

10.13	Purchase Agreement by and between Bremnerduke Mary Shields Development, L.P., as Seller, and Carter Validus Properties, LLC, as Purchaser, dated July 26, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference)

10.14	Joinder Agreement by HC-2727 E. Lemmon Avenue, LLC delivered to KeyBank National Association, as Agent, dated August 29, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference)

10.15	Assignment of Leases and Rents by HC-2727 E. Lemmon Avenue, LLC to KeyBank National Association, dated August 29, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference)

10.16	Deed of Trust, Security Agreement and Assignment of Leases and Rents by and among HC-2727 E. Lemmon Avenue, LLC, Gary S. Farmer, as trustee, and KeyBank National Association, as Agent, dated August 29, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated herein by reference)

10.17	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference)

10.18	Joinder Agreement by HC-8451 Pearl Street, LLC delivered to KeyBank National Association, as Agent, dated September 28, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference)

10.19	Assignment of Leases and Rents made by HC-8451 Pearl Street, LLC to KeyBank National Association, dated September 28, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference)

Exhibit No:	Description

10.20	Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Financing Statement by HC-8451 Pearl Street, LLC, as Grantor, to The Public Trustee of Adams County, Colorado, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 28, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.