Form 10-K
period 2012-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2013-04-01
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Common stock, par value $0.01 per share

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

As of June 30, 2012, there were approximately 9,143,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $19,143,000, assuming a market value of $10.00 per share.

As of March 25, 2013, there were approximately 27,618,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2013 annual stockholders meeting, which is expected to be filed no later than April 30, 2013, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

The Company

Carter Validus Mission Critical REIT, Inc. (the “Company”), a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”) for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. As of December 31, 2012, we owned 15 properties (including two properties owned through consolidated partnerships) comprising 1.2 million rentable square feet of single-tenant and multi-tenant commercial space located in eleven metropolitan statistical areas (“MSAs”). As of December 31, 2012, the rentable space at these properties was 100% leased. As of December 31, 2012, we also owned a secured preferred equity loan and a bridge loan.

Pursuant to a Registration Statement on Form S-11 (the “Registration Statement”) under the Securities Act of 1933, as amended, the Company is offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”) under which stockholders may elect to have distributions reinvested in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share, as determined by our board of directors (the “Offering”). The Registration Statement was first declared effective by the SEC on December 10, 2010. As of March 25, 2013, we had received and accepted subscriptions in the Offering for 27,623,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $274,572,000.

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

Key Developments during 2012 and 2013

•

Our board of directors began declaring distributions to our stockholders in July 2011, after we made our first real estate investment. We currently pay and intend to continue to pay monthly distributions to our stockholders at a distribution rate of 7.0% per share of common stock. As of December 31, 2012, we had paid aggregate distributions, since inception, of approximately $6,441,000 ($3,427,000 in cash and $3,014,000 reinvested in shares of common stock pursuant to the DRIP). Additionally, as of March 25, 2013, we had paid aggregate distributions of approximately $3,654,000 ($2,037,000 in cash and $1,617,000 reinvested in shares of common stock pursuant to the DRIP).

•

On March 30, 2012, we entered into a credit facility agreement with KeyBank National Association (“KeyBank”), which credit agreement was subsequently amended, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $110,000,000 (the “KeyBank Credit Facility”), which can be increased to $250,000,000. As of March 25, 2013, we had $55,000,000 outstanding under the KeyBank Credit Facility.

•	During the year ended December 31, 2012, we acquired 14 properties for an aggregate purchase price of $365,544,000, consisting of 1.2 million gross rental square feet of commercial space.

•

During the year ended December 31, 2012, we invested in a bridge loan for an aggregate principal amount of $15,000,000. As of December 31, 2012, the aggregate amount funded under the bridge loan was $15,000,000.

•

During the year ended December 31, 2012, we entered into a preferred equity loan for an aggregate principal amount of $15,000,000. The proceeds of the preferred equity loan will be used to construct a 100-bed acute care hospital. The interest rate under the preferred equity loan is 10% per annum. As additional consideration for making the preferred equity loan, the borrower has agreed to pay us up to $4,000,000 from the sale of the hospital. As of December 31, 2012, the aggregate amount funded under the preferred equity loan was $8,150,000.

•

As of March 28, 2013, we owned, through separate wholly-owned limited subsidiaries or through consolidated partnerships, a portfolio of 18 properties (including two properties owned through consolidated partnerships), located in eleven MSAs and comprising an aggregate of 1.5 million gross rental square feet of commercial space. As of March 28, 2013, all of our properties were 100% leased.

•

As of March 25, 2013, we had accepted subscriptions in our Offering for 27,623,000 shares of our common stock, resulting in our receipt of gross proceeds of $274,572,000, including shares of common stock issued pursuant to the DRIP.

Our principal executive offices are located at 4211 West Boy Scout Blvd., Suite 500, Tampa, Florida 33607. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire quality commercial real estate properties with a focus on the data center and medical sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

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

Investment Strategy

Primary Investment Focus

We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center and medical sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. While we intend to have a balanced portfolio between the various property types at the end of our primary acquisition period, we may not have a balanced portfolio at any particular time. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria. We expect the size of individual properties that we purchase to vary significantly, but we expect that most of the properties we acquire are likely to have a purchase price between $5 million and $50 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in the Offering. There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of the Offering that may be invested in a single investment.

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in multiple high growth sectors, that is, the data center and medical property sectors. We expect that tenants of our properties will be diversified between national, regional and local companies. We generally target properties with lease terms of ten years or longer. We acquired and may continue to acquire, properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

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

We incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such a greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

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

Description of Leases

We expect, in most instances, to continue to acquire properties with existing tenant leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants.

We anticipate that a majority of our acquisitions will have lease terms of ten years or longer at the time of the property acquisition. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term.

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

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, violate our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. When the purchase price is equal to or greater than $15,000,000, investment decisions will be made by our board of directors upon recommendation of our Advisor.

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

Investing in and Originating Loans

We have originated and may continue to originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

During the year ended December 31, 2012, we originated a preferred equity loan for an aggregate principal amount of $15,000,000. The proceeds of the loan will be used to construct a 100-bed hospital, located in Dallas, Texas. The interest rate under the preferred equity loan is 10% per annum. As additional consideration for making the preferred equity loan, we will receive up to an amount of $4,000,000 derived from the sale of the property. During the year ended December 31, 2012, we also invested in a bridge loan in the amount of $15,000,000. The interest rate under the bridge loan is 9% per annum. The bridge loan matures on June 23, 2013. As of December 31, 2012, we had funded $8,150,000 and $15,000,000 under the preferred equity loan and the bridge loan, respectively.

Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser for an investment in mortgage, bridge or mezzanine loans, except for investments in transactions with our directors, our Advisor or any of their affiliates. For each such appraisal obtained, we will maintain a copy of such appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

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

Joint Ventures

We entered into, and may enter into additional, joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, our Advisor or its affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

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

Qualification as a REIT

We have qualified and elected to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Distribution Policy

Our board of directors began declaring distributions to our stockholders in July 2011, after we made our first real estate investment. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our status as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Therefore, new investors will be entitled to distributions immediately upon the purchase of their shares. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distribution, we may borrow, issue additional securities or sell assets in order to fund the distributions, or make the distributions out of net proceeds from the Offering. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. We have not established any limit on the amount of proceeds from the Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to maintain our qualification as a REIT.

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

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our investment objective of maximizing the return to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate. We have not entered and will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes but may do so in order to manage or mitigate our interest rate risks on variable rate debt.

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

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiency or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire a property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

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

In addition, each of our executive officers also serves as an officer of our Advisor, Carter Management, our property manager, SC Distributors, our dealer manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, their affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2012, we did not purchase any properties from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating Properties

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

Joint Ventures with Affiliates of Our Advisor

We may enter into joint ventures with other programs sponsored by affiliates of our Advisor (as well as other parties) for the acquisition, development or improvement of properties. We will not enter into a joint venture with our Sponsor, our Advisor, any director or any affiliate thereof, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures. Our Advisor and its affiliates may have conflicts of interest in determining which programs sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals which are or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including acquisition and advisory fees, the dealer manager fee, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Employees

We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of SC Distributors, our affiliated dealer manager, provide wholesale brokerage services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Reportable Segments

We operate through two reportable business segments- data centers and medical facilities. See Note 15—“Segment Reporting” of the consolidated financial statements that accompany this Annual Report on Form 10-K.

Insurance

See the section captioned “—Description of Leases” above.

Competition

As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk and Significant Leases

As of December 31, 2012, we had cash on deposit, including restricted cash and escrowed funds, in five financial institutions, four of which had deposits in excess of current federally insured levels totaling $5.9 million; however we have not experienced any losses in such accounts. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant risk on cash.

Based on leases of our properties in effect as of December 31, 2012, three tenants accounted for 10% or more of our 2012 gross annualized rental revenues. Total gross revenues received from these three tenants for the year ended December 31, 2012 was $10,774,000. The following table shows the tenants that accounted for 10% or more of our 2012 gross annualized rental revenues:

Tenant	Property	2012 Annualized Base Rent (in thousands)(1)	Percentage of Annualized Base Rent	Gross Leased Area (Sq Ft)	Lease Expiration Date
Level 3 Communications, LLC	180 Peachtree Data Center/ Southfield Data Center	$4,361	15%	185,239	05/31/2021 05/24/2027
Vanguard	Philadelphia Data Center	$3,497	12%	121,000	12/31/2024
Akron General Health System	Akron General Medical Center	$2,916	10%	98,705	06/28/2025

		$10,774		404,944

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. The loss of the tenant or their inability to pay rent could have a material adverse effect on our business and results of operations. Annualized base rent is substantially equivalent to annualized effective rent.

As of December 31, 2011, we had one tenant, Catholic Health Initiatives, which accounted for 100% of our 2011 gross annualized rental revenue. As of December 31, 2010, no leases were in effect.

The following table shows the segment diversification of our real estate portfolio, including properties owned through consolidated partnerships, based on gross annualized rental revenue as of December 31, 2012:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2012 Annualized Base Rent (in thousands)(1)	Percentage of Annualized Base Rent
Data Centers	13	784,198	$16,765	58.3%
Medical Facilities	10	461,128	11,984	41.7%

	23	1,245,326	$28,749	100%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. Annualized base rent is substantially equivalent to annualized effective rent.

As of December 31, 2011, we owned one property that was classified as a data center, which accounted for 100% of our 2011 annualized rental revenues. As of December 31, 2010, no leases were in effect.

Based on leases of our properties in effect as of December 31, 2012, the following table shows the MSAs diversification of our real properties that accounted for 10% or more of our 2012 gross rental revenues:

Location	Total Number of Leases	Gross Leased Area (Sq Ft)	2012 Annualized Base Rent (in thousands)(1)	Percentage of Annualized Base Rent
Dallas-FT. Worth-Arlington, TX	4	301,832	$7,721	26.9%
Atlanta-Sandy Springs-Marietta, GA	7	370,816	7,104	24.7%
Philadelphia-Camden-Wilmington, PA	1	121,000	3,497	12.2%
Akron, OH	1	98,705	2,916	10.1%

	13	892,353	$21,238

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. Annualized base rent is substantially equivalent to annualized effective rent.

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of most properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third party bodily injury and property damage claims.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offering. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC, available at www.cvmissioncriticalreit.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.

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

There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by any one person, unless exempted by our board of directors, which may deter large investors from purchasing our stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that stockholders’ shares would not be accepted as the primary collateral for a loan.

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

Our dealer manager, SC Distributors, was formed in March 2009 and has conducted a limited number of other public offerings such as the Offering. This lack of experience may affect the way in which our dealer manager conducts the Offering. In addition, because the Offering is a “best efforts” basis, we may not raise proceeds in the Offering sufficient to meet our investment objectives.

Our properties are, and we expect future properties primarily will be, located in the continental United States and will be affected by the current economic downturn, as well as economic cycles and risks inherent to that area.

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

The capital and credit markets have been experiencing extreme volatility and disruption in recent years. A protracted economic downturn could have a negative impact on our portfolio. If real property or other real estate-

related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on our stockholders’ investments. If the current debt market environment persists, we may modify our investment strategy in order to optimize our portfolio performance. Our options would include limiting or eliminating the use of debt and focusing on those investments that do not require the use of leverage to meet our portfolio goals.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2012, our cash flow provided by operations of $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were $6.0 million, of which $3.2 million were paid in cash and $2.8 million were reinvested in shares of our common stock pursuant to our DRIP) during such period, such shortfall was paid from proceeds from the Offering and common stock issued pursuant to our DRIP. For the year ended December 31, 2011, our cash flow used in operations of approximately $0.1 million was a shortfall of $0.5 million, or 100%, of our distributions paid (total distributions were approximately $0.5 million, of which, $0.2 million were paid in cash and $0.3 million were reinvested in shares of our common stock pursuant to our DRIP) during such period, and such shortfall was paid from proceeds from the Offering and common stock issued pursuant to the DRIP.

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

We have experienced losses in the past, and we may experience additional losses in the future.

Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue and acquisition related expenses. Please see the “Selected Financial Data” section of the Annual Report on Form 10-K, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and the notes included in this Annual Report on Form 10-K for a discussion of our operational history and the factors for our losses.

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

A high concentration of our properties in a particular MSA, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2012, we owned 15 properties, located in eleven MSAs (including two properties owned through consolidated partnerships), four of which accounted for 10.0% or more of our annualized rental revenues. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for 26.9% of our 2012 annualized rental revenues, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for 24.7% of our 2012 annualized rental revenues, properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for 12.3% of our 2012 annualized rental revenues, and properties located in the Akron, Ohio area accounted for 10.1% of our 2012 annualized rental revenues. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Messrs. Carter, Garcia, Miller, Seton, Sakow, Peterson and Winslow, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Carter, Garcia, Miller, Seton, Sakow, Peterson and Winslow or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our

Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

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

As of December 31, 2012, we had cash and cash equivalents in excess of federally insurable limits. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

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

We have entered into, and may enter into additional, joint ventures with other programs sponsored by affiliates of our Advisor for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the co-venturer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this connection, among other things, unless exempted by our board of directors, no person may own more than 9.8% in value of the aggregate of our outstanding shares of stock or more than 9.8% (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

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

Recently, the U.S. Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (“IASB”) initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB (collectively, the “Boards”) recently issued Exposure Drafts (the “Exposure Drafts”), which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offering or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

The Exposure Drafts do not include a proposed effective date, are still being deliberated, and are subject to change. The Boards intend to complete their deliberations and publish a revised exposure draft during the first half of 2013; however, a final standard is not expected to be issued until 2013 or 2014.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We conduct, and intend to continue to conduct, all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy stockholders’ claims only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

We may be unable to maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties as offering proceeds become available, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. With no prior operating history, we cannot assure our stockholders that we will be able to maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that securities we may buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from the proceeds of the Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

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

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we expect that will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the Offering’s gross proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Our properties are subject to the Americans with Disabilities Act of 1990 (the “Disabilities Act”). Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012 which delays for one year the 26.5% physician pay cut under Medicare that was slated to be implemented January 1, 2013. However, unless Congress acts again to either eliminate or delay the Sustainable Growth Rate reductions that result from the existing statutory methodology, physicians’ Medicare reimbursement will be reduced on January 1, 2014, which may adversely impact our tenants’ ability to make rental payments.

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

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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

Because many of our technology-related properties contain and will continue to contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

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

We have acquired and expect to continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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

U.S. Federal Income Tax Risks

Failure to maintain our qualification as a REIT would adversely affect our operations and our ability to make distributions.

We have qualified and elected to be taxed as a REIT for federal income tax purposes. In order for us to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT. Morris, Manning & Martin, LLP, our tax counsel, has rendered its opinion that we will qualify as a REIT, based upon our representations as to the manner in which we are and will be owned, invest in assets and operate, among other things. However, our ability to maintain our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of the various tests imposed by the Internal Revenue Code. Morris, Manning & Martin, LLP will not review these operating results or compliance with the qualification standards on an ongoing basis. This means that we may fail to satisfy the REIT requirements in the future. Also, this opinion represents Morris, Manning & Martin, LLP’s legal judgment based on the law in effect as of the date of the prospectus for our initial public offering became effective. Morris, Manning & Martin, LLP’s opinion is not binding on the IRS or the courts and we will not apply for a ruling from the IRS regarding our status as a REIT. Future legislative, judicial or administrative changes to the U.S. federal income tax laws could be applied retroactively, which could result in our disqualification as a REIT.

If we fail to maintain our status as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.

To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and could result in our inability to acquire appropriate assets.

To maintain the favorable tax treatment afforded to REITs under the Internal Revenue Code, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

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

Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

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

To maintain our status as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

Congress passed major federal tax legislation in 2003, with modifications to that legislation in 2005 and 2010. One of the changes effected by that legislation generally reduced the tax rate on dividends paid by companies to individuals to a maximum of 15.0% prior to 2013. On January 3, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, extending such 15.0% qualified dividend rate for those unmarried individuals with income under $400,000 and for married couples with income under $450,000. For those with income above such thresholds, the qualified dividend rate for 2013 and subsequent taxable years is 20.0%. REIT distributions generally do not qualify for this reduced rate. The tax changes did not, however, reduce the corporate tax rates. Therefore, the maximum corporate tax rate of 35.0% has not been affected. However, as a REIT, we generally would not be subject to federal corporate income taxes on that portion of our ordinary income or capital gain that we distribute to our stockholders, and, thus, we expect to avoid the “double taxation” to which other companies are typically subject.

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

As of December 31, 2012, we owned a portfolio of 15 properties (including two properties owned through consolidated partnerships) located in eleven MSAs comprising 1.2 million gross rentable square feet of commercial space, including the square footage of a building which is situated on land subject to a ground lease. As of December 31, 2012, 12 of the properties were single-tenant commercial properties and three of the properties were multi-tenant commercial properties. As of December 31, 2012, 100% of our rental square feet was leased with a weighted average remaining lease term of 12.3 years. As of December 31, 2012, we had outstanding debt of $212,347,000, secured by certain of our properties and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio, including the two properties owned through consolidated partnerships, based on gross annualized rental revenue, as of December 31, 2012:

Property	Property Type	Date Acquired	Year Built		Physical Occupancy	Location	Gross Leased Area (Sq Ft)	2012 Annualized Base Rent (in thousands) (1)	Percentage of Annualized Base Rent
Richardson Data Center	Data Center	07/14/11	2005		100%	Dallas-Ft. Worth- Arlington, TX	20,000	$2,501	8.7%
180 Peachtree Data Center	Data Center	01/03/12	1927		100%	Atlanta- Sandy Springs- Marietta, GA	338,076	6,718	23.4%
St. Louis Surgical Center	Medical Facility	02/09/12	2005		100%	St. Louis, MO	21,823	633	2.2%
Northwoods Data Center	Data Center	03/14/12	1986		100%	Atlanta- Sandy Springs- Marietta, GA	32,740	386	1.3%
Stonegate Medical Center	Medical Facility	03/30/12	2008		100%	Austin-Round Rock-San Marcos, TX	27,373	719	2.5%
Southfield Data Center	Data Center	05/25/12	1970	(2)	100%	Detroit- Warren- Lovonia, MI	52,940	790	2.7%
HPI Integrated Medical Facility	Medical Facility	06/28/12	2007		100%	Oklahoma City, OK	34,970	741	2.6%
Texas Data Center Portfolio	Data Center	08/16/12	1984/ 1986	(3)	100%	Dallas-Ft. Worth- Arlington, TX	219,442	2,873	10.0%
Baylor Medical Center	Medical Facility	08/29/12	2012		100%	Dallas-Ft. Worth- Arlington, TX	62,390	2,347	8.2%
Vibra Denver Hospital	Medical Facility	09/28/12	1962	(4)	100%	Denver-Aurora- Broomfield, CO	131,210	1,780	6.2%
Vibra New Bedford Hospital	Medical Facility	10/22/12	1942		100%	Providence- New Bedford- Fall River, MA	70,657	2,476	8.6%
Philadelphia Data Center	Data Center	11/13/12	1993		100%	Philadelphia- Camden- Wilmington, PA	121,000	3,497	12.2%
Houston Surgery Center	Medical Facility	11/28/12	1998	(5)	100%	Houston- Sugarland- Baytown, TX	14,000	372	1.3%
Akron General Medical Center	Medical Facility	12/28/12	2012		100%	Akron, OH	98,705	2,916	10.1%

							1,245,326	$28,749	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012.
(2)	The Southfield Data Center was originally constructed in 1970 and renovated in 1997.
(3)	The Texas Data Center Portfolio consists of two data center properties: The Plano Data Center and the Arlington Data Center. The Plano Data Center was constructed in 1986 and redeveloped into a data center in 2011, and the Arlington Data Center was built in 1984.
(4)	The Vibra Denver Hospital was renovated in 1985.
(5)	The Houston Surgery Center was renovated in 2012.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. We have no plans for any material renovations, improvements or development of the properties. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

Leases

Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2012, the weighted average remaining lease term, including leases under properties owned through the consolidated partnerships, was 12.3 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from $131,000 to $3,861,000 (an average of $1,250,000). Certain leases provide for increases in rent as a result of fixed increases. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties as of December 31, 2012 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	2012 Annualized Base Rent (in thousands)(1)	Percentage of Annualized Base Rent
2013	—	—	$—	—
2014	—	—	—	—
2015	—	—	—	—
2016	5	85,159	1,915	6.7%
2017	1	13,583	290	1.0%
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	2	165,882	6,362	22.1%
2022	1	128,753	1,448	5.0%
Thereafter	14	851,949	18,733	65.2%

	23	1,245,326	$28,748	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012.

Indebtedness

For a discussion of our indebtedness, see Note 8—“Notes Payable,” Note 9—“Credit Facility,” and Note 16—“Derivative Instruments and Hedging Activities,” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for Financial Industry Regulatory Authority (“FINRA”) members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2012. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

Share Repurchase Program

Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. Repurchase of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

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

We generally redeem shares on a monthly basis. Requests for redemption must be received at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of their shares. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant the repurchase request. Subject to certain limitations, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will not repurchase in excess of 5.0% of number of shares of common stock outstanding as of December 31st of the previous calendar year.

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

Our board of directors may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the DRIP on December 10, 2013, which is three years from the effective date of the Offering, or the date we sell all of the shares registered for sale under the DRIP, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP will adversely affect our ability to redeem shares under the share repurchase program. We would notify stockholders of such development (i) in our annual or quarterly reports or (ii) by means of a separate mailing to stockholders. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the Registration Statement, as then required under federal securities law.

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

During the year ended December 31, 2012, we received valid redemption requests relating to approximately 20,000 shares, which were redeemed in full for an aggregate of $196,000 (an average of $9.80 per share) under our share repurchase program. During the year ended December 31, 2011, we did not receive any repurchase requests relating to shares of our common stock.

During the three months ended December 31, 2012, we redeemed shares of common stock under our share repurchase program as follows:

Month	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
October 2012	—	$—	—	(1)
November 2012	539	$9.54	539	(1)
December 2012	—	$—	—	(1)

Total	539		539

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended December 31, 2012, we redeemed approximately $5,000 in shares of our common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2012 redemption date.

Stockholders

As of March 22, 2013, we had approximately 27,451,000 shares of common stock outstanding held by 8,023 stockholders of record.

Distributions

We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we have made, and intend to continue to make, distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to continue to pay regular (monthly) distributions to our stockholders. For the year ended December 31, 2012, we paid aggregate distributions of $5,971,000 ($3,206,000 in cash and $2,765,000 reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2011, we paid aggregate distributions of $472,000 ($222,000 in cash and $250,000 reinvested in shares of our common stock pursuant to the DRIP).

For federal income tax purposes, distributions to common stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a gain realized from the sale of those shares.

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,
Character of Distributions:	2012	2011
Ordinary dividends	19.78%	—
Nontaxable distributions	80.22%	100.00%

Total	100.00%	100.00%

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175 million shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150 million shares of common stock for $10.00 per share and 25 million shares of common stock pursuant to our DRIP for $9.50 per share, for a maximum offering of up to $1.7 billion.

As of December 31, 2012, we had received and accepted subscriptions in our Offering for 20.2 million shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of approximately $201.2 million. From this amount, we paid $5.8 million in acquisition fees to our Advisor, $18.4 million in selling commissions and dealer manager fees to SC Distributors and $3.3 million in organization and offering costs to our Advisor and to SC Distributors. With the net offering proceeds, joint venture equity and indebtedness, we acquired $417.7 million in total gross real estate and related assets net of gross intangible lease obligations. As of December 31, 2012, a total of $3.0 million in distributions were reinvested in, and 0.3 million shares of common stock were issued pursuant to, the DRIP.

As of December 31, 2012, approximately $5.2 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.

We adopted our 2010 Restricted Share Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our common stock that may be issued pursuant to our 2010 Restricted Share Plan is 300,000, subject to adjustment under specified circumstances. On June 4, 2012, we granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s re-election to our board of directors. As of December 31, 2012, we had issued an aggregate of 24,000 shares of restricted stock to our independent directors in connection with their initial or subsequent election to our board of directors. For a further discussion of our 2010 Restated Share Plan, see Note 10—“Stock-based Compensation” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	276,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	276,000

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item	6. Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period. We had limited results of operations for the period from December 16, 2009 (Date of Inception) through December 31, 2009 and for the years ended December 31, 2010, and 2011, and therefore our results of operations for the years ended December 31, 2012, 2011 and 2010 and for the period from December 16, 2009 (Date of Inception) through December 31, 2009 are not comparable.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K (amounts in thousands, except share data):

	As of and for the Year Ended December 31,			December 16, 2009 (Date of Inception) Through December 31, 2009

Selected Financial Data	2012	2011	2010
BALANCE SHEET DATA:
Total investment in real estate assets, net	$443,423	$30,143	$—	$—
Investment in notes receivable, net	$23,711	$514	$—	$—
Cash and cash equivalents	$4,377	$8,969	$202	$200
Total assets	$483,797	$85,351	$202	$200
Notes payable	$156,847	$15,850	$—	$—
Credit Facility	$55,500	$—	$—	$—
Accounts payable due to affiliates	$5,674	$1,622	$17	$—
Intangible lease liabilities	$54,022	$1,679	$—	$—
Total liabilities	$279,919	$20,545	$66	$—
Stockholders’ equity	$155,448	$24,777	$135	$200

OPERATING DATA:
Total revenues	$27,754	$1,345	$—	$—
Property operating expenses	$7,066	$96	$—	$—
Acquisition related expenses	$11,474	$1,084	$—	$—
Depreciation and amortization	$8,080	$517	$—	$—
Loss from operations	$(38)	$(1,027)	$(66)	$—
Interest expense	$6,260	$413	$—	$—
Net loss attributable to the Company	$(7,700)	$(1,061)	$(65)	$—
Modified funds from operations(1)	$4,980	$(223)	$(65)	$—

CASH FLOW DATA:
Net cash provided by (used in) operating activities	$1,277	$(90)	$—	$—
Net cash used in investing activities	$(345,838)	$(74,231)	$—	$—
Net cash provided by financing activities	$339,969	$83,178	$2	$200

PER SHARE DATA:
Net loss attributable to the Company—basic and diluted	$(0.78)	$(1.03)	$(3.27)	$—
Distributions declared	$6,922	$645	$—	$—
Distributions declared per share	$0.70	$0.63	$—	$—
Weighted average shares outstanding-basic and diluted	9,933,490	1,026,976	20,000	20,000

(1)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations for a discussion of our modified funds from operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated on December 16, 2009 under the laws of the state of Maryland in order to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. As of December 31, 2012, we owned 15 properties (including two properties owned through consolidated partnerships) comprising of 20 buildings, 1.2 million rentable square feet of single-tenant and multi-tenant commercial space, located in eleven metropolitan statistical areas (“MSAs”), which we acquired for an aggregate purchase price of $394,484,000. As of December 31, 2012, the rentable space at these properties was 100% leased. As of December 31, 2012, we also owned a secured preferred equity loan and a bridge loan. We elected to be treated as a REIT under the Code for federal income tax purposes beginning with the taxable year ended December 31, 2011.

We are offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a DRIP under which stockholders may elect to have distribution reinvestment in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors. Our Registration Statement was first declared effective by the SEC on December 10, 2010. As of December 31, 2012, we had received and accepted subscriptions in our Offering for 20,238,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $201,151,000.

Substantially all of our operations are conducted through our subsidiary, Carter/Validus Operating Partnership, LP (the “Operating Partnership”). We are externally advised by Carter/Validus Advisors, LLC (the “Advisor”) pursuant to an advisory agreement, as amended (the “Advisory Agreement”), between us and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor, Carter/Validus REIT Investment Management Company, LLC (the “Sponsor”).

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

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2012, we did not have an allowance for uncollectible tenant receivables.

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

Impairment

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date.

When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extend of such loss, if any, as well as the carrying value of the real estate and related assets.

Purchase Price Allocation

Upon the acquisition of real properties, we allocate the purchase price of properties to acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and building) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building based on our determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above market and below market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods, with respect to a below market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Income Taxes

We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, beginning with the year ended December 31, 2011. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income (excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Acquisitions in 2012 and 2013

•

On January 3, 2012, we, through a partially-owned subsidiary, acquired a 338,000 square foot data center and parking facilities located in Atlanta, Georgia (the “180 Peachtree Data Center”), for an aggregate purchase price of $94,750,000. The Operating Partnership owns approximately 22.0% and three unaffiliated institutional investors own an aggregate of approximately 78.0% of the 180 Peachtree Data Center. We financed the acquisition with a $55,000,000 loan, net proceeds from the Offering and capital contributions from the institutional investors. As of March 25, 2013, the property was 100% leased to six tenants.

•

On February 9, 2012, we, through a wholly-owned subsidiary, acquired a 22,000 square foot ambulatory surgery center, located in Creve Coeur, Missouri (the “St. Louis Surgical Center”), for an aggregate purchase price of $8,470,000. We financed the acquisition with a $6,375,000 loan and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On March 14, 2012, we, through a wholly-owned subsidiary, acquired a 33,000 square foot leased data center, located in Norcross, Georgia (the “Northwoods Data Center”), for an aggregate purchase price of $5,300,000. We financed the acquisition with a $3,300,000 loan and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On March 30, 2012, we, through a wholly-owned subsidiary, acquired a 27,373 square foot medical center, located in Austin, Texas (the “Stonegate Medical Center”), for an aggregate purchase price of $9,100,000. We financed the acquisition with proceeds from our credit facility (the “KeyBank Credit Facility”), and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to three tenants.

•

On May 25, 2012, we, through a wholly-owned subsidiary, acquired a 52,940 square foot data center, located in Southfield, Michigan (the “Southfield Data Center”), for an aggregate purchase price of $7,250,000. We financed the acquisition with proceeds from our KeyBank Credit Facility and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to two tenants.

•

On June 28, 2012, we, through a wholly-owned subsidiary, acquired a 34,970 square foot medical facility, located in Oklahoma City, Oklahoma (the “HPI Integrated Medical Facility”), for an aggregate purchase price of $9,274,000. We financed the acquisition with a $6,028,000 loan and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On August 16, 2012, we, through two wholly-owned subsidiaries, acquired two data centers comprising an aggregate of 9,442 square feet (the “Texas Data Center Portfolio”), located in the Dallas/Ft. Worth area, for an aggregate purchase price of $45,900,000. The acquisition was funded by net proceeds from our Offering and the KeyBank Credit Facility. As of March 25, 2013, the portfolio was 100% leased.

•

On August 29, 2012, we, through a wholly-owned subsidiary, acquired a 62,390 square foot hospital (the “Baylor Medical Center”) for a purchase price of $31,000,000, plus closing costs, located in Dallas, Texas. The acquisition was funded by net proceeds from our Offering and the KeyBank Credit Facility. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On September 28, 2012, we, through a wholly-owned subsidiary, acquired a 119-bed, 131,210 square foot acute care hospital (the “Vibra Denver Hospital”), located in the Denver, Colorado, for a purchase price of $18,733,000, plus closing costs. We financed the purchase of the Vibra Denver Hospital using net proceeds from our Offering and the KeyBank Credit Facility. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On October 22, 2012, we, through a wholly-owned subsidiary, acquired a 70,657 square foot hospital property (the “Vibra New Bedford Hospital”), located on approximately six acres of land in New Bedford, Massachusetts, for a purchase price of $26,067,000, plus closing costs. The acquisition was funded by a $16,850,000 loan and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On November 13, 2012, we, through a partially owned subsidiary, acquired approximately a 56.4% ownership interest in a 121,000 square foot data center (the “Philadelphia Data Center”) for a purchase price of $65,000,000, plus closing costs located in Philadelphia, Pennsylvania. We financed the purchase of the Philadelphia Data Center with a $34,000,000 loan and net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On November 28, 2012, we, through a wholly-owned subsidiary, acquired a 14,000 rentable square foot surgery center(the “Houston Surgery Center”), located in Houston, Texas, for a purchase price of $4,700,000, plus closing costs. We financed the purchase of the Houston Surgery Center using net proceeds from our Offering and the KeyBank Credit Facility. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On December 28, 2012, we, through a wholly-owned subsidiary, acquired a 98,705 rentable square foot health and wellness center (the “Akron General Medical Center”), located in Green, Ohio, for a purchase price of $40,000,000, plus closing costs. We financed the purchase of the Akron General Medical Center using net proceeds from our Offering and the KeyBank Credit Facility. As of March 25, 2013, the property was 100% leased to a single tenant.

•

On February 25, 2013, we, through a wholly-owned subsidiary, acquired a 60-bed, 61,400 square foot long-term acute care hospital, located in Grapevine, Texas, for a purchase price of $23,000,000, plus closing costs. We financed the purchase of the Grapevine Hospital Property using net proceeds from our Offering and a $14,000,000 loan. As of March 25, 2013, the property is 100% leased to a single tenant.

•

On March 21, 2013, we, through a wholly-owned subsidiary, acquired a 143,770 rentable square foot data center, located in Morrisville, North Carolina, for a purchase price of $19,500,000, plus closing costs. The acquisition was funded with net proceeds from our Offering. As of March 25, 2013, the property was 100% leased to four tenants.

•

On March 28, 2013, we, through a wholly-owned subsidiary, acquired a 92,700 square foot data center, located in Andover, Massachusetts, for the purchase price of $12,000,000, plus closing costs. The acquisition was funded with net proceeds from our Offering. As of March 28, 2013, the property was 100% leased to a single tenant.

For a further discussion of our 2012 acquisitions, see Note 3—“Real Estate Investments,” and for a further discussion on acquisitions in 2013, see Note 20—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. Risk Factors, of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2012, our properties were 100% leased.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate, as of December 31, 2012, 2011 and 2010:

	December 31, 2012	December 31, 2011	December 31, 2010
Number of commercial properties	15	1	—
Approximate rentable square feet(1)	1,245,000	20,000	—
Percentage of rentable square feet leased	100%	100%	—

(1)	Excludes parking facilities.

	Year Ended December 31,
	2012	2011	2010
Commercial properties acquired	14	1	—
Approximate aggregate purchase price of acquired properties	$365,544,000	$28,940,000	—
Approximate aggregate rentable square feet(1)	1,245,000	20,000	—

(1)	Excludes parking facilities.

As shown in the tables above, we owned 15 commercial properties as of December 31, 2012 (including two properties owned through consolidated partnerships), compared to one commercial property as of December 31, 2011 and no properties as of December 31, 2010. Accordingly, our results of operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, and our results of operations for the year ended December 31, 2011, as compared to the year ended December 31, 2010 are not comparable; therefore, we have not included the percentage change.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. Revenue increased $26.4 million to $27.7 million for the year ended December 31, 2012, compared to $1.3 million for the year ended December 31, 2011. Our revenue consisted primarily of rental revenue from net leased commercial properties, which accounted for 73.4% and 95.6% of total revenue during the years ended December 31, 2012 and 2011, respectively. The increase was primarily due to the acquisition of 14 properties during the year ended December 31, 2012.

We pay certain operating expenses on the properties, subject to reimbursement by our tenants, which resulted in $5.8 million of tenant reimbursement income during the year ended December 31, 2012, compared to $0.1 million during the year ended December 31, 2011.

We recorded parking revenue of $1.6 million for the year ended December 31, 2012 due to the acquisition of a parking garage in connection with the 180 Peachtree Data Center.

Rental and Parking Expenses. Rental and parking expenses increased $7.0 million to $7.1 million for the year ended December 31, 2012, compared to $0.1 million for the year ended December 31, 2011. The increase was primarily due to increased property taxes, utilities, property management fees, repairs and maintenance and insurance expenses relating to our acquisition of 14 properties during the year ended December 31, 2012.

General and Administrative Expenses. General and administrative expenses increased $0.5 million to $1.2 million for the year ended December 31, 2012, compared to $0.7 million for the year ended December 31, 2011. The increase was primarily due to increased professional fees of $0.3 million, increased insurance of $0.1 million and increased personnel costs of $0.1 million. During the year ended December 31, 2012, our Advisor earned $0.1 million in asset management fees and waived irrevocably, without recourse, $1.1 million in asset management fees.

Acquisition Related Expenses. Acquisition related expenses increased $10.4 million to $11.5 million for the year ended December 31, 2012, compared to $1.1 million for the year ended December 31, 2011 due to our acquisition of 14 properties during the year ended December 31, 2012. Pursuant to the Advisory Agreement, we pay an acquisition fee to our Advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Depreciation and Amortization. Depreciation and amortization increased $7.1 million to $8.1 million for the year ended December 31, 2012, compared to $1.0 million for the year ended December 31, 2011. The increase was primarily due to an increase in the average depreciable basis of real estate properties to $223.9 million for the year ended December 31, 2012, compared to $15.1 million for the year ended December 31, 2011.

Other Income (Expenses). We recorded other income (expenses) of $5.6 million for the year ended December 31, 2012, which consisted of other income of $0.7 million related to interest earned on our preferred equity loan and our bridge loan, offset by interest expense of $6.3 million due to the increase in notes payable and the KeyBank Credit Facility.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenue. We recorded revenue for the year ended December 31, 2011 in the amount of $1.3 million, which related to revenue earned from our one property owned as of such period, the Richardson Data Center. We did not record any revenue during the year ended December 31, 2010.

Rental Expenses. For the year ended December 31, 2011, we recorded rental expenses of $0.1, which related primarily to real estate taxes and property management fees on the Richardson Data Center. We did not incur rental expenses during the year ended December 31, 2010.

General and Administrative Expenses. For the years ended December 31, 2011 and 2010, general and administrative expenses were approximately $0.7 million and $0.1, respectively. The increase in 2011was primarily due to increased professional fees of $0.3 million, increased asset management fees of $0.1 million, increased board of director fees of $0.1million and an increase in other expenses of $0.1 million.

Acquisition Related Expenses. We recorded acquisition related expenses of $1.1 million for the year ended December 31, 2011, which related to our acquisition of the Richardson Data Center in 2011. We did not incur acquisition related expenses during the year ended December 31, 2010.

Depreciation and Amortization. Depreciation and amortization increased $0.5 million to $0.5 million for the year ended December 31, 2011 due to the acquisition of the Richardson Data Center in 2011.

Other Income (Expenses). We recorded interest expense of $0.4 million for the year ended December 31, 2011, which related to our note payable on the Richardson Data Center. We did not incur interest expense during the year ended December 31, 2010.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flow provided by operations. For the year ended December 31, 2012, our cash flow provided by operations of approximately $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were approximately $6.0 million, of which, $3.2 million of distributions were paid in cash and $2.8 million distributions were reinvested in shares of our common stock pursuant to our DRIP) during such period, and such shortfall was paid from proceeds from the Offering and common stock issued pursuant to the DRIP.

For the year ended December 31, 2011, our cash flow used in operations of $0.1 million was a shortfall of $0.5 million, or 100%, of our distributions paid (total distributions were $0.5 million, of which $0.2 million of distributions were paid in cash and $0.3 million of distributions were reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering and common stock issued pursuant to our DRIP.

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

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. For the years ended December 31, 2012 and 2011, we paid SC Distributors approximately $15,538,000 and $2,816,000, respectively, in selling commissions and dealer manager fees. For the years ended December 31, 2012 and 2011, we reimbursed $2,999,000 and $419,000, respectively, in offering costs to the Advisor, or its affiliates.

Selling commissions and dealer-manager fees are charged to stockholders’ equity. When accrued, offering costs are charged to stockholders’ equity as such amounts will be reimbursed to our Advisor, or its affiliates, from the gross proceeds of the Offering. For a further discussion of other organization and offering costs, see Note 13—“Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds is for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs, and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

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

Our Advisor evaluates potential additional investments and engages in negotiations with real estate sellers, developers, brokers, investment managers, lenders and others on our behalf. Until we invest all of the proceeds of the Offering in properties and real estate-related securities, we generally invest the uninvested proceeds in short-term, highly liquid or other authorized investments. Such short-term investments will not earn significant returns, and we cannot predict how long it will take to fully invest the proceeds from the Offering in properties and real estate-related investments. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment.

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

On March 30, 2012, we entered into the KeyBank Credit Facility with KeyBank National Association (“KeyBank”), which credit facility was subsequently amended, to obtain a secured credit facility in an aggregate maximum principal amount of $75,000,000, consisting of a $37,500,000 revolving line of credit and a $37,500,000 term loan. On March 15, 2013, we amended our KeyBank Credit Facility to an aggregate maximum principal amount of $110,000,000, which can be increased to $250,000,000. See Note 20—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes.

Any loan made under the KeyBank Credit Facility shall bear interest at per annum rates equal to either (i) the London Interbank Offered Rate, plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Company or (ii) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on our overall leverage. In addition to interest, we are required to pay a fee on the unused portion of the lenders’ commitments under the rev at a per annum rate equal to 0.50% if the average daily amount outstanding under the revolving line of credit is less than 50.0% of the lenders’ commitments or 0.35% if the average daily amount outstanding under the revolving line of credit is greater than 50.0%.

The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the credit facility in the event of default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at December 31, 2012.

The actual amount available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility agreement. Based on the value of the properties securing the KeyBank Credit Facility, the aggregate borrowing capacity thereunder was $66,368,000 as of December 31, 2012. As of December 31, 2012, we had an aggregate of $55,500,000 in borrowings outstanding under the KeyBank Credit Facility, of which $37,500,000 related to borrowings under the term loan and $18,000,000 related to borrowings under the revolving line of credit, and $10,868,000 remained available under the KeyBank Credit Facility. See Note 20—“Subsequent Events” for disclosure of the increase in the amount available under the KeyBank Credit Facility and the interest rate swap agreement entered in connection with it. We believe that the resources stated above will be sufficient to satisfy our operating requirements for the foreseeable future, and we do not anticipate a need to raise funds from sources other than the sources described above within the next 12 months.

Cash Flows

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2012 was approximately $1.3 million, compared to net cash flows used in operating activities for the year ended December 31, 2011 of $0.1 million. For the year ended December 31, 2012, net cash flows provided by operating activities related primarily to increased rental revenue from our properties, offset by the payment of acquisition related fees and expenses, rental and parking expenses and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2012 and 2011 was $345.8 million and $74.3 million, respectively. For the year ended December 31, 2012, net cash flows used in investing activities related to the acquisition of 14 of our real estate properties and the origination of a preferred equity loan and a bridge loan. Net cash flows used in investing activities is dependent upon the amount of our offering proceeds invested in real estate and real estate-related investments.

Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2012 and 2011 was approximately $340.0 million and $83.2 million, respectively. For the year ended December 31, 2012, such cash flows related primarily to funds raised in our Offering of $167.5 million, proceeds from our mortgage loan payable of $142.3 million, proceeds from the KeyBank Credit Facility of $91.0 million, collection of escrow funds of $1.6 million, proceeds from noncontrolling interest in consolidated partnerships of $15.0 million, offset by principal payments on our mortgage loan payable in the amount of $1.3 million, payments on the Key Bank Credit Facility of $35.5 million, deferred financing costs of $3.7 million, cash distributions to our stockholders of $3.2 million, offering costs of $18.5 million, distributions to noncontrolling interests in consolidated partnerships of $2.6 million, repurchase of shares of our common stock of $0.2 million, payments to escrow funds of $4.9 million and purchase of noncontrolling interest in a consolidated partnership related to the Richardson Data Center of $7.5 million. We anticipate cash flows from financing activities to increase in the future as we raise additional funds in our Offering and incur additional debt to acquire more properties.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Operating Activities. Net cash flows used in operating activities for the year ended December 31, 2011 was approximately $0.1 million, compared to no cash in operating activities for the year ended December 31, 2010. For the year ended December 31, 2011, net cash flows used in operating activities related to rental revenue from our properties, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2011 and 2010 was $74.3 million and $0, respectively. For the year ended December 31, 2011, net cash flows used in investing activities related to the acquisition of the Richardson Data Center and payments of real estate escrow deposits.

Financing Activities. Net cash flows provided by financing activities for the year ended December 31, 2011 and 2010 was approximately $83.2 million and $0, respectively. For the year ended December 31, 2011, such cash flows related primarily to funds raised in our Offering of $30.6 million, proceeds from our mortgage loan payable on the Richardson Data Center of $16.0 million, proceeds from noncontrolling interest in a consolidated partnership of $40.4 million, offset by payments on the note payable on the Richardson Data Center of $0.1 million, deferred financing costs of $0.1 million, cash distributions to our stockholders of $0.2 million, offering costs of $3.3 million and payments to escrow funds of $0.1 million.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments following completion of the Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2012, our borrowings were 50.8% of the fair market value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 25, 2013 and December 31, 2012, our leverage did not exceed 300.0% of the value of our net assets.

Notes Payable

For a discussion of our notes payable, see Note 8—“Notes Payable” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 12—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

Our principal liquidity need is the payment of principal and interest on outstanding indebtedness. As of December 31, 2012, we had $156.8 million of notes payable outstanding and $55.5 million outstanding under the KeyBank Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2012, we believe we were in compliance with all such covenants and requirements on our mortgage loans payable and the KeyBank Credit Facility, and we expect to remain in compliance with all such requirements for the next 12 months.

In addition, during the year ended December 31, 2012, we entered into three derivative instruments for the purpose of managing or hedging our interest rate risks. The aggregate notional amount under the swap agreements is $75.1 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2012, we were in compliance with all such cross-default provisions and expect to remain in compliance with all such requirements for the next 12 months.

Contractual Obligations

As of December 31, 2012, we had approximately $212,347,000 of debt outstanding. See Note 8—“Notes Payable” to our consolidated financial statements included in this Annual Report on Form 10-K for certain terms of the debt outstanding. Our contractual obligations as of December 31, 2012 are as set forth below (amounts are rounded in thousands):

	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Principal payments- fixed rate debt(1)	$2,799	6,923	131,324	53,301	194,347
Interest payments- fixed rate debt(2)	8,762	19,269	14,888	12,752	55,671
Principal payments- variable rate debt	—	18,000	—	—	18,000
Interest payments- variable rate debt(3)	530	1,107	—	—	1,637

Total	$12,091	$45,299	$146,212	$66,053	$269,655

(1)	Principal payments reflect actual payments based on face amount of notes payable.
(2)	As of December 31, 2012, we had $75 million of variable rate debt and borrowings under the KeyBank Credit Facility that were ixed through the use of interest rate swaps. We used the fixed rates under the swap agreements to calculate the debt payment obligations in future periods.
(3)	As of December 31, 2012, the interest rate on the variable debt obligations was 3.21%, which we used to calculate future interest payments.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements.

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

Material Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 13—“Related-Party Transactions and Arrangements” to our consolidated financial statements included in this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

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

The following is a reconciliation of net loss attributable to the Company, which is the most directly comparable GAAP financial measure to FFO and MFFO for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the Year Ended December 31,
	2012	2011		2010
Net loss attributable to the Company	$(7,700)	$(1,061)		$(65)
Adjustments:
Depreciation and amortization—real estate	8,080	517		—
Noncontrolling interest’s shares of the above adjustments related to the consolidated joint venture arrangements	(3,369)	(229)		—

FFO	$(2,989)	$(773)		$(65)

Adjustments:
Acquisition related expenses	$11,474	$1,084		$—
Amortization of above and below market lease	(2,407)	(40)		—
Amortization of straight-line rents	(2,402)	(102)		—
Noncontrolling interest’s shares of the above adjustments related to the consolidated joint venture arrangements	1,304 (1)	(392	)(2)	—

MFFO	$4,980	$(223)		$(65)

Weighted average common shares outstanding - basic and diluted	9,933,490	1,026,976		20,000

Net loss per common share—basic and diluted	$(0.78)	$(1.03)		$(3.27)

FFO per common share—basic and diluted	$(0.30)	$(0.75)		$(3.25)

(1)	Of this amount, $785,000 related to straight-line rent, $1,416,000 related to above and below market leases and $(897,000) related to acquisition expenses.
(2)	Of this amount, $45,000 related to straight-line rent, $18,000 related to above and below market leases and $(455,000) related to acquisition expenses.

The following is a reconciliation of net loss attributable to the Company, which is the most directly comparable GAAP financial measure to FFO and MFFO for the following quarterly periods (in thousands):

	For the Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Net loss attributable to the Company	$(3,654)	$(2,216)	$(662)	$(1,168)
Adjustments:
Depreciation and amortization—real estate	3,319	2,078	1,523	1,160
Noncontrolling interest’s shares of the above adjustments related to the consolidated joint venture arrangements	(919)	(777)	(901)	(772)

FFO	$(1,254)	$(915)	$(40)	$(780)

Adjustments:
Acquisition related expenses	$5,219	$3,142	$1,019	$2,094
Amortization of above and below market lease	(822)	(646)	(518)	(421)
Amortization of straight-line rents	(1,070)	(596)	(408)	(328)
Noncontrolling interest’s shares of the above adjustments related to the consolidated joint venture arrangements	536	543	580	(355)

MFFO	$2,609	$1,528	$633	$210

Weighted average common shares outstanding—basic and diluted	16,989,505	11,341,730	7,233,405	4,076,195

Net loss per common share—basic and diluted	$(0.22)	$(0.20)	$(0.09)	$(0.29)

FFO per common share—basic and diluted	$(0.07)	$(0.08)	$(0.01)	$(0.19)

Subsequent Events

For a discussion of subsequent events, see Note 20—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. We have obtained variable rate debt financing to fund certain property acquisitions, and we are exposed to changes in the one-month LIBOR. Our objectives in managing interest rate risks seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and may continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings. We are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of December 31, 2012, $18.0 million of the $212.3 million outstanding on notes payable and the Key Bank Credit Facility were subject to variable interest rates. Revolving loans under the Key Bank Credit Facility bore interest at a rate of 3.21%. As of December 31, 2012, an increase of 50 basis points in interest rates would result in a change in interest expense of $0.1 million per year, assuming all of our derivatives remain effective hedges.

As of December 31, 2012, we had three interest rate swap agreements outstanding, which mature on various dates from October 2017 through November 2017, with an aggregate notional amount under the swap agreements of $75.1 million and an aggregate net fair value of $(1.0) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2012, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $1.6 million. These interest rate swaps were designated as hedging instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2012 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2012, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. Based on our evaluation under the Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2013 annual meeting of stockholders.

Part IV

Item 15.	Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedules:

The financial statement schedules listed in the index to consolidated financial statements on Page F-1 hereof.

(a)(3) Exhibits:

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, in this Annual Report.

(b)	Exhibits:

See Item 15(a)(3) above.

(c) Financial Statement Schedules:

See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

of Carter Validus Mission Critical REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Atlanta, GA

April 1, 2013

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Real estate:
Land (4,280 and $0 related to VIE)	$34,577	$449
Building and improvements, less accumulated depreciation of $5,845 and $427, respectively ($92,671 and $0 related to VIE)	351,714	25,924
Acquired intangible assets, less accumulated amortization of $2,886 and $90, respectively ($14,608 and $0 related to VIE)	57,132	3,770

Total real estate, net ($111,559 and $0 related to VIE)	443,423	30,143
Cash and cash equivalents ($463 and $0 related to VIE)	4,377	8,969
Real estate escrow deposits	578	44,695
Notes receivables	23,711	514
Other assets ($4,078 and $0 related to VIE)	11,708	1,030

Total assets	$483,797	$85,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,420 and $0 related to VIE)	$156,847	$15,850
Credit facility	55,500	—
Accounts payable due to affiliates ($104 and $0 related to VIE)	5,674	1,622
Accounts payable and other liabilities ($1,536 and $0 related to VIE)	6,913	1,394
Derivative liabilities	963	—
Intangible lease liabilities, less accumulated amortization of $2,583 and $40, respectively ($18,375 and $0 related to VIE)	54,022	1,679

Total liabilities	279,919	20,545
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 20,261,611 and 3,127,419 shares issued, respectively; 20,241,478 and 3,127,419 shares outstanding, respectively	202	31
Additional paid-in capital	172,602	26,517
Accumulated deficit	(16,393)	(1,771)
Accumulated other comprehensive loss	(963)	—

Total stockholders’ equity	155,448	24,777
Noncontrolling interests in consolidated partnerships	48,429	40,028
Noncontrolling interests in operating partnership	1	1

Total equity	203,878	64,806

Total liabilities and stockholders’ equity	$483,797	$85,351

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2012	2011	2010
Revenue
Rental and parking revenue	$21,955	$1,286	$—
Tenant reimbursement income	5,799	59	—

Total revenue	27,754	1,345	—
Expenses:
Rental and parking expenses	7,066	96	—
General and administrative expenses	1,172	675	66
Acquisition related expenses	11,474	1,084	—
Depreciation and amortization	8,080	517	—

Total expenses	27,792	2,372	66
Loss from operations	(38)	(1,027)	(66)
Other income (expense):
Other income	658	1	—
Interest expense	(6,260)	(413)	—

Total other income (expenses)	(5,602)	(412)	—

Consolidated net loss	(5,640)	(1,439)	(66)
Net loss (income) attributable to noncontrolling interests in Consolidated Partnerships	(2,060)	378	—
Net loss attributable to noncontrolling interests in Operating Partnership	—	—	1

Net loss attributable to the Company	$(7,700)	$(1,061)	$(65)

Other comprehensive loss:
Unrealized loss on interest rate swap	$(1,011)	$—	$—
Reclassification of previous unrealized loss on interest rate swaps into net income	48	—	—

Other comprehensive loss	(963)	—	—

Comprehensive loss attributable to the Company	$(8,663)	$(1,061)	$(65)

Weighted average number of common shares outstanding:
Basic and diluted	9,933,490	1,026,976	20,000

Net loss per common share attributable to common stockholders:
Basic and diluted	$(0.78)	$(1.03)	$(3.27)

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnerships	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2009	20,000	$—	$200	$—	$—	$—	$—	$200
Issuance of noncontrolling interests	—	—	—	—	—	2	—	2
Net loss	—	—	—	(65)	—	(1)	—	(66)

Balance, December 31, 2010	20,000	—	200	(65)	—	1	—	136
Issuance of common stock	3,081,139	31	30,593	—	—	—	—	30,624
Issuance of common stock under the dividend reinvestment program	26,280	—	250	—	—	—	—	250
Contributions from noncontrolling interests in consolidated partnerships	—	—	—	—	—	—	40,406	40,406
Distributions declared to common stockholders	—	—	—	(645)	—	—	—	(645)
Commissions on sale of common stock and related dealer-manager fees	—	—	(2,816)	—	—	—	—	(2,816)
Other offering costs	—	—	(1,736)	—	—	—	—	(1,736)
Stock-based compensation	—	—	26	—	—	—	—	26
Net loss	—	—	—	(1,061)	—	—	(378)	(1,439)

Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$—	$1	$40,028	$64,806

Issuance of common stock	16,839,443	168	167,345	—	—	—	—	167,513
Vesting of restricted stock	3,750	—	—	—	—	—	—	—
Issuance of common stock under the dividend reinvestment program	291,000	3	2,762	—	—	—	—	2,765
Contributions from noncontrolling interests in Consolidated Partnerships	—	—	—	—	—	—	15,000	15,000
Distributions to noncontrolling interests in Consolidated Partnerships	—	—	—	—	—	—	(2,646)	(2,646)
Distributions declared to common stockholders	—	—	—	(6,922)	—	—	—	(6,922)
Commissions on sale of common stock and related dealer-manager fees	—	—	(15,538)	—	—	—	—	(15,538)
Other offering costs	—	—	(6,852)	—	—	—	—	(6,852)
Redemption of common stock	(20,134)	—	(196)	—	—	—	—	(196)
Purchase of noncontrolling interests in Consolidated Partnerships	—	—	(1,487)	—	—	—	(6,013)	(7,500)
Stock-based compensation	—	—	51	—	—	—	—	51
Other comprehensive loss	—	—	—	—	(963)	—	—	(963)
Net income (loss)	—	—	—	(7,700)	—	—	2,060	(5,640)

Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$1	$48,429	$203,878

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net loss	$(5,640)	$(1,439)	(66)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,080	517	—
Amortization of debt issue costs	490	15	—
Amortization of straight-line rent	(2,402)	(102)	—
Amortization of intangible lease liability	(2,407)	(40)	—
Deferred revenue	991	—	—
Stock-based compensation	51	26	—
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	3,764	1,514	—
Accounts payable due to affiliates	87	249	—
Other assets, net	(1,737)	(830)	66

Net cash provided by (used in) operating activities	1,277	(90)	—

Cash flows from investing activities:
Investment in real estate and other assets	(365,544)	(28,940)	—
Capital expenditures	(1,066)	—	—
Payments of real estate escrow deposits	(21,708)	(44,696)	—
Collection of real estate escrow deposits	65,826	—	—
Investments in nonconsolidated partnership	—	(171)	—
Other deposits	(196)	—	—
Investments in real estate note receivables	(23,150)	(514)	—

Net cash used in investing activities	(345,838)	(74,321)	—

Cash flow from financing activities:
Proceeds from note payable	142,303	16,000	—
Payments on note payable	(1,306)	(150)	—
Proceeds from credit facility	91,000	—	—
Payments on credit facility	(35,500)	—	—
Deferred financing costs	(3,709)	(161)	—
Repurchase of common stock	(196)	—	—
Distributions to stockholders	(3,206)	(222)	—
Proceeds from issuance of common stock	167,513	30,624	—
Payments of other offering costs	(2,887)	(380)	—
Payments of commissions on sale of common stock and related dealer-manager fees	(15,538)	(2,816)	—
Proceeds from noncontrolling interest in Consolidated Partnerships	15,000	40,406	2
Purchase of noncontrolling interest in Consolidated Partnership	(7,500)	—	—
Payments to escrow funds	(4,994)	(123)	—
Collection of escrow funds	1,635	—	—
Distributions to noncontrolling interests in Consolidated Partnerships	(2,646)	—	—

Net cash provided by financing activities	339,969	83,178	2

Net change in cash	(4,592)	8,767	2
Cash and cash equivalents—Beginning of period	8,969	202	200

Cash and cash equivalents—End of period	$4,377	$8,969	202

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$6,202	$1,356	$—
Common stock issued through dividend reinvestment plan	$2,765	$250	$—
Distributions declared and unpaid	$951	$173	$—
Net unrealized loss in interest rate swap	$963	$—	$—
Accrued deferred financing costs	$—	$341	$—
Supplemental cash flow disclosures:
Interest paid	$5,122	$343	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Note 1—Organization and Business

Carter Validus Mission Critical REIT, Inc. (the “Company”), incorporated on December 16, 2009, is a Maryland corporation, which is taxed and qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership (the “Operating Partnership”). The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC (the “Advisor”), the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership. As of December 31, 2012, the Company owned 15 properties (including two properties owned through consolidated partnerships) comprising 1.2 million rentable square feet of single-tenant and multi-tenant commercial space located in eleven metropolitan statistical areas (“MSAs”). As of December 31, 2012, the rentable space at these properties was 100% leased. As of December 31, 2012, the Company also owned a secured preferred equity loan and a bridge loan. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors (the “Offering”), for a maximum offering of up to $1,738,000,000. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. As of December 31, 2012, the Company had issued approximately 20,238,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $201,151,000, before selling commissions and dealer-manager fees of approximately $18,354,000 and other offering costs of approximately $8,588,000. As of December 31, 2012, the Company had approximately 154,762,000 shares of common stock remaining in the Offering.

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

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation (“ASC 810”). In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity (“VIE”) for which the Company is the primary beneficiary.

A VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest but is subject to consolidation if the entity (i) has insufficient equity at risk to permit the entity to finance its activities, (ii) whose at risk equity owners, as a group, do not have the power to direct the activities that most significantly impact the entity’s economic performance, or (iii) whose at risk equity owners do not absorb the entity’s losses or receive its returns. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers if it has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors included, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.

As of December 31, 2012, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as it has the power to direct the activities that most significantly impact the entity’s economic performance, see Note 3—“Real Estate Investments.”

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of December 31, 2012, the Company determined that two of its loan investments were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance, see Note 6—“Investment in Notes Receivables.”

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

In the Company’s previously issued consolidated balance sheet as of December 31, 2011, notes receivables in the amount of $514,000 was included in other assets; and land in the amount of $449,000, building and improvements in the amount of $25,924,000 and acquired intangible assets in the amount of $3,770,000 were included in total real estate. Theses amounts have been reclassified to conform to the current period presentation as a separate line item in the accompanying consolidated balance sheets.

In the Company’s previously issued consolidated statement of operations for the year ended December 31, 2011, tenant reimbursement income in the amount of $59,000 was included in rental revenue. This amount has been reclassified to conform to current period presentation as a separate line item in the accompanying consolidated statement of comprehensive loss.

Notes Receivables

As of December 31, 2012, the Company had investments in three notes receivables, which represented loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. Interest income earned on notes receivables for the years ended December 31, 2012 and 2011was $692,000 and $0, respectively. During the year ended December 31, 2010, the Company did not own any notes receivables.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due on notes receivable as of December 31, 2012. A note receivable is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivable is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to notes receivables for the years ended December 31, 2012 and 2011.

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

Restricted Cash Held in Escrow

Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable. Restricted cash is reported in other assets on the balance sheets, see Note 5—“Other Assets.”

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2012 and 2011, the Company’s deferred financing costs were $3,438,000 and $487,000, respectively, net of amortization. Deferred financing costs are reported in other assets on the balance sheet.

Investment in and Valuation of Real Estate and Related Assets

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset.

Depreciation

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

Allocation of Purchase Price of Real Estate and Related Assets

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

Impairment of Long Lived Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date.

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extend of such loss, if any, as well as the carrying value of the real estate and related assets.

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits, prepaid expenses, mortgage loan deposits, accounts payable and accrued liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of notes payable measured using quoted prices and observable inputs from similar liabilities (Level 2), was approximately $121,724,000 and $15,827,000 as of December 31, 2012 and 2011, respectively. The carrying value of the notes payable was $119,269,000 and $15,850,000 as of December 31, 2012 and 2011, respectively.

Notes payable—Variable and KeyBank Credit Facility—The fair value of the notes payable—variable and the secured credit facility with KeyBank National Association (the “KeyBank Credit Facility”) approximate their carry value as the interest rate on these instruments reset to market on a monthly basis. The carrying value notes payable – variable and the KeyBank Credit Facility were $93,078,000 and $0 as of December 31, 2012 and 2011, respectively.

Derivative instruments—The Company’s derivative instruments represent interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2012, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2012 (in thousands):

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(963)	$—	$(963)	$—

As of December 31, 2011, the Company did not have any assets or liabilities that were required to be measured at fair value on a recurring basis.

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

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration (“ASC 605-45”). ASC 605-45 requires that these reimbursements be recorded on a gross basis, when the Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Income Taxes

The Company is taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is required to distribute at least 90% of its taxable income (excluding capital gains) to its stockholders. In addition, the Company generally is not subject to federal corporate income taxes to the extent it distributes its taxable income to its stockholders. Even as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk and Significant Leases

As of December 31, 2012, the Company had cash on deposit, including restricted cash, in five financial institutions, four of which had deposits in excess of current federally insured levels, totaling $5.9 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

Based on leases in effect as of December 31, 2012, the Company owned properties in eleven MSAs (including two properties owned through consolidated partnerships), four of which accounted for 10.0% or more of annualized rental revenues. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for 26.9% of 2012 annualized rental revenues, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for 24.7% of 2012 annualized rental revenues, properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for 12.3% of 2012 annualized rental revenues and properties located in Akron, Ohio area accounted for 10.1% of 2012 annualized rental revenues.

Based on leases in effect as of December 31, 2012, the Company’s two reportable business segments, data centers and medical facilities, accounted for 58.3% and 41.7%, respectively, of 2012 gross annualized base rent. As of December 31, 2012, leases with three tenants each accounted for 10% or more of the Company’s annualized rental revenues, which in total accounted for 37% of total annualized rental revenues.

The following table shows tenants that accounted for 10% or more of the Company’s 2012 gross annualized rental revenues:

Tenant	Property	2012 Annualized Base Rent (in thousands)(1)	Percentage of Annualized Base Rent	Gross Leased Area (Sq Ft)	Lease Expiration Date
Level 3 Communications, LLC	180 Peachtree Data Center/ Southfield Data Center	$4,361	15%	185,239	05/31/2021 05/24/2027
Vanguard	Philadelphia Data Center	$3,497	12%	121,000	12/31/2024
Akron General Health System	Akron General Medical Center	$2,916	10%	98,705	06/28/25

		$10,774		404,944

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2012. The loss of the tenant or their inability to pay rent could have a material adverse effect on the Company’s business and results of operations. Annualized base rent is substantially equivalent to annualized effective rent.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 10—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

Stockholders’ Equity

As of December 31, 2012, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2012, the Company had approximately 20,262,000 shares of common stock issued; and 20,241,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2011, the Company had approximately 3,127,000 shares of common stock issued and outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. As of December 31, 2012, the Company had repurchased approximately 20,000 shares of common stock, for an aggregate amount of $196,000, under its share repurchase program. The Company did not repurchase any shares of common stock during the year ended December 31, 2011.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2012, the Company paid aggregate distributions, since inception, of approximately $6,441,000 ($3,427,000 in cash and $3,014,000 of which were reinvested in shares of common stock pursuant to the DRIP), calculated at the current rate of 7.0%. The Company’s distributions declared per common share was $0.70 and $0.63 for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had distributions payable of approximately $1,124,000. The distributions were paid in January 2013, of which $625,000 were paid in cash and $499,000 were reinvested in shares of common stock pursuant to the DRIP.

Earnings Per Share

Basic earnings (loss) per share for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of unvested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on unvested restricted shares. As of December 31, 2012, 2011 and 2010, there were 20,250 shares, 15,000 shares and 0 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during these periods.

Interest

Interest is charged to expense as it accrues. No interest costs were capitalized during any of the years presented.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2012, the Company operated through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 15—“Segment Reporting” for further discussion.

Derivative Instruments and Hedging Activities

ASC Topic 815, Derivatives and Hedging (“ASC 815”), requires companies to recognize all of their derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive loss during the current period.

The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert a portion of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earning in the same line item associated with forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive loss during the current period.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRS, (“ASU 2011-04”),

which changes the wording used to describe the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements in order to improve consistency in the application and description of fair value between GAAP and International Financial Reporting Standards, or IFRS. Additional disclosure requirements in ASU 2011-04 include: (i) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by an entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (ii) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (iii) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (iv) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy. ASU 2011-04 is effective for interim and annual reporting periods beginning after December 15, 2011 and early adoption is not permitted. The adoption of ASU 2011-04 on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”). This guidance allows an entity the option to present total comprehensive income, components of net income, and components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total other comprehensive income, and a total for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 is applied retrospectively. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-05 on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

In November 2011, the FASB issued Accounting Standards Update ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This guidance supersedes certain paragraphs in ASU 2011-05 addressing reclassification adjustments out of accumulated other comprehensive income. The effective dates and changes to the presentation are the same as noted in ASU 2011-05 above. The adoption of ASU 2011-12 on January 1, 2012 did not have a material effect on the Company’s consolidated financial statements.

Note 3—Real Estate Investments

The Company’s real estate investments consisted of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011
Land	$34,577	$449
Building and improvements	357,559	26,351
Identified intangible assets	60,019	3,860

	452,155	30,660
Less: accumulated depreciation and amortization	(8,732)	(517)

	$443,423	$30,143

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $8,080,000, $517,000 and $0, respectively. In addition to the property acquisitions discussed below, for the years ended December 31, 2012, 2011 and 2010, the Company had capital expenditures of $1,066,000, $0 and $0, respectively.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the year ended December 31, 2012, acquisition fees and acquisition related costs totaled $11,474,000 and did not exceed 6.0% of the purchase price of any of the Company’s acquisitions during such period.

Acquisitions in 2012

During the year ended December 31, 2012, the Company completed 14 acquisitions (including the acquisitions of two properties owned through consolidated partnerships), comprised of 19 buildings and parking facilities, from unaffiliated parties. The aggregate purchase price of these properties was $365,544,000 and the Company paid $5,835,000 in acquisition fees to the Advisor or its affiliates in connection with these acquisitions. The following is a summary of the acquisitions for the year ended December 31, 2012 (in thousands):

Property	Property Location	Date Acquired	Type	Ownership Percentage	Purchase Price	Mortgage Loans Payable		Acquisition Fee to Advisor or its Affiliates (1)
180 Peachtree Data Center	Atlanta, GA	01/03/12	Data Center	22.0%(5)	$94,750	$55,000		$419	(2)
St. Louis Surgical Center	St. Louis, MO	02/09/12	Medical Facility	100.0%	8,470	6,375		169
Northwoods Data Center	Atlanta, GA	03/14/12	Data Center	100.0%	5,300	3,300		106
Stonegate Medical Center	Austin, TX	03/30/12	Medical Facility	100.0%	9,100	—	(4)	182
Southfield Data Center	Southfield, MI	05/25/12	Data Center	100.0%	7,250	—	(4)	145
HPI Integrated Medical Facility	Oklahoma City, OK	06/28/12	Medical Facility	100.0%	9,274	6,028		186
Baylor Medical Center	Dallas, TX	08/29/12	Medical Facility	100.0%	31,000	20,750		620
Texas Data Center Portfolio	Dallas/Ft. Worth, TX	08/16/12	Data Center	100.0%	45,900	—	(4)	918
Vibra Denver Hospital	Denver, CO	09/28/12	Medical Facility	100.0%	18,733	—	(4)	375
Vibra New Bedford Hospital	New Bedford, MA	10/22/12	Medical Facility	100.0%	26,067	16,850		521
Philadelphia Data Center	Philadelphia, PA	11/13/12	Data Center	56.4%(6)	65,000	34,000		1,300
Houston Surgery Center	Houston, TX	11/28/12	Medical Facility	100.0%	4,700	—	(4)	94
Akron General Medical Center	Green, OH	12/28/12	Medical Facility	100.0%	40,000	—	(4)	800

					$365,544	$142,303		$5,835(3)

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company’s properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	The Company paid its pro rata ownership percentage of the acquisition fees, or $419,000.
(3)	Net of fees paid by noncontrolling interests.
(4)	Properties are financed under the KeyBank Credit Facility.
(5)	The 180 Peachtree Data Center was acquired through a consolidated partnership that consists of two joint venture arrangements with unaffiliated investors. The Company owns approximately 22%, and the other investors own an aggregate of approximately 78%, of the consolidated partnership’s interests.
(6)	The Philadelphia Data Center was acquired through a consolidated partnership. The Company owns approximately 56.4%, and the other partners own approximately 43.6%, of the consolidated partnership’s interests.

On July 16, 2012, the Company acquired the remaining noncontrolling interests in the Richardson Data Center that it did not own for a purchase price of $7,500,000. As a result, the Richardson Data Center became a wholly-owned property of the Company.

Consolidated Partnerships

180 Peachtree Data Center

Consolidated Variable Interest Entity

On January 3, 2012, an indirect, partially owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center through a consolidated partnership with three unaffiliated institutional investors. The Operating Partnership owns approximately 20.53% and the institutional investors own an aggregate of 79.47% of the consolidated partnership’s interests. Upon acquisition, the Company recorded the fair value of noncontrolling interest at $34,406,000.

The Company concluded that the entity that owns the 180 Peachtree Data Center is a VIE as the entity had insufficient equity to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact the entity, it is the primary beneficiary of, and therefore has consolidated the entity, which owns the 180 Peachtree Data Center. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying consolidated balance sheets. The financial performance related to the 180 Peachtree Data Center is disclosed in Note 14—“Business Combinations.” For the year ended December 31, 2012, cash flows related to the 180 Peachtree Data Center consisted of $3,752,000 in cash provided by operating activities, $52,307,000 in cash used in investing activities and $49,018,000 in cash provided by financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Philadelphia Data Center

In connection with the acquisition of the Philadelphia Data Center on November 13, 2012, the Operating Partnership entered into a limited liability partnership agreement (the “Partnership Agreement”) with DC-2000 Kubach Road, LLC, a wholly-owned subsidiary of the Operating Partnership (“DC-2000”), and an unaffiliated investor. Pursuant to the Partnership Agreement, the investor contributed $15,000,000 in exchange for a 43.644% ownership interest in the partnership. The Operating Partnership and DC-2000 funded their obligations under the Partnership Agreement for a $19,368,000 cash contribution in exchange for a 56.353% ownership interest in the partnership and a $1,000 cash contribution in exchange for a 0.003% ownership interest in the Partnership, respectively, with net proceeds from the Offering. DC-2000 used the capital to pay for the acquisition of the Philadelphia Data Center. Upon acquisition, the Company recorded the fair value of noncontrolling interest of $15,000,000 related to the cash contribution from the investor in exchange for its 43.644% ownership interest in the partnership.

The material terms of the Partnership Agreement provide for the following: (a) DC-2000 will serve as the initial general partner of the partnership and will have exclusive and complete responsibility for the operations and management of the partnership; provided, however, that the investor has approval rights over certain major decisions; (b) commencing upon the first anniversary of the Partnership Agreement, the Operating Partnership has the call option to require the investor to sell its entire equity interest in the partnership to the Operating Partnership for $17,550,000, which amount would increase monthly thereafter; (c) distributable cash flow from the Philadelphia Data Center will be disbursed 100% to the Operating Partnership for the first 12 months and 100% to the Investor thereafter; (d) the net proceeds from a sale of the Philadelphia Data Center will be disbursed first to the investor, up to an amount equal to the call option, and thereafter to the Operating Partnership and DC-2000 in accordance with their respective percentage interests; and after 24 months from the date of the Partnership Agreement, the investor will have the right to appoint the general partner of the partnership and will have the sole discretion to cause the sale of the Philadelphia Data Center. The Philadelphia Data Center’s profits are allocated first to the investor up to the amount of its distribution preference upon liquidation with the remaining profits and losses allocated to the Company.

Note 4—Identified Intangible Assets

Identified intangible assets, which are included in real estate in the accompanying balance sheet, consisted of the following as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
In-place leases, net of accumulated amortization of $2,708 and $90 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 15.8 years and 19.2 years as of December 31, 2012 and 2011, respectively)	$54,238	$3,770
Above market leases, net of accumulated amortization of $135 and $0 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 9.1 years as of December 31, 2012)	1,006	—
Ground lease interest, net of accumulated amortization of $37 and $0 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life 43.1 years as of December 31, 2012)	1,672	—
Lease commissions, net of accumulated amortization of $6 and $0 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life 14.4 years as of December 31, 2012)	216	—

	$57,132	$3,770

Amortization expense for the in-place leases, lease commissions and ground leases for the years ended December 31, 2012, 2011 and 2010 was $2,661,000, $90,000 and $0, respectively. Amortization of the above market leases for the years ended December 31, 2012, 2011 and 2010 was $135,000, $0 and $0, respectively.

Estimated amortization expense on the identified intangible assets as of December 31, 2012 and for each of the next five years and thereafter, is as follows (in thousands):

Year	Amount
2013	$4,185
2014	4,050
2015	4,050
2016	3,730
2017	3,410
Thereafter	37,707

$57,132

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Deferred financing costs, net of accumulated amortization of $432 and $15 as of December 31, 2012 and 2011, respectively	$3,438	$487
Investments in unconsolidated partnerships	135	171
Accounts receivable	528	—
Accounts receivable accrued	752	—
Straight-line rent receivable	2,504	102
Restricted cash held in escrow	3,604	244
Prepaid assets	747	26

	$11,708	$1,030

Amortization of deferred financing costs for the years ended December 31, 2012, 2011 and 2010 was $490,000, $15,000 and $0, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive loss for such periods.

Estimated amortization of deferred financing costs as of December 31, 2012 and for each of the next five years and thereafter, is as follows (in thousands):

Year	Amount
2013	$890
2014	884
2015	844
2016	451
2017	191
Thereafter	178

$3,438

Note 6—Investment in Notes Receivables

As of December 31, 2012 and 2011, the aggregate balance on the Company’s investment in notes receivables was $23,711,000 and $514,000, respectively. The Company had three fixed-rate notes receivables with interest rates ranging from 9.00% to 12.00% per annum and a weighted average effective interest rate of 10.33% per annum.

Notes receivables consisted of the following as of December 31, 2012 and 2011 (in thousands):

	Interest Rate	Maturity Date	Outstanding Balance as of
Notes Receivable			December 31, 2012	December 31, 2011
Walnut Hill Property Company, net*	10.00%	02/28/18	$8,305	$—
Bay Area Hospital, net	9.00%	06/23/13	14,892	—
MM Peachtree Holdings*	12.00%	12/31/21	514	514

			$23,711	$514

*	Unconsolidated VIE

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in notes receivables and it is not likely that the Company will be required to sell its investments in notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to notes receivables for the years ended December 31, 2012 and 2011. In addition, no allowances for uncollectability were recorded related to notes receivables as of December 31, 2012 and 2011. Interest income earned on notes receivables for the years ended December 31, 2012, 2011 and 2010 was $692,000, $0 and $0, respectively.

Bay Area Hospital

On September 26, 2012, the Company entered into a bridge loan agreement for an aggregate principal amount of $15,000,000. The interest rate under the bridge loan is 9% per annum. The loan matures on June 23, 2013. As of December 31, 2012, the Company had funded the bridge loan an aggregate $15,000,000. For the year ended December 31, 2012, the Company received commitment fees net of loan organization costs of $225,000, of which $107,000 was amortized into other income.

Unconsolidated Variable Interest Entities

As of December 31, 2012 and 2011, the Company had an aggregate of $8,819,000 and $514,000, respectively, of receivables from unconsolidated VIEs, which consisted of notes receivables. Assets, liabilities and maximum exposure to loss related to investments in unconsolidated VIEs consisted of the following as of December 31, 2012 and 2011 (in thousands):

	Outstanding Balance as of
	December 31, 2012			December 31, 2011
Investment in Unconsolidated VIEs	Assets	Liabilities	Maximum Exposure to Loss	Assets	Liabilities	Maximum Exposure to Loss
Walnut Hill Property Company	$8,305	$—	$8,305	$—	$—	$—
MM Peachtree Holdings	514	—	514	514	—	514

	$8,819	$—	$8,819	$514	$—	$514

As of December 31, 2012, the Company had contractual obligations to fund certain unconsolidated VIEs an additional $6,850,000. The Company’s maximum risk of loss associated with these lending activities is limited to these amounts. The Company may be subject to additional losses to the extent of any receivables relating to future fundings.

Walnut Hill Property Company

On August 21, 2012, the Company entered into a preferred equity loan agreement with Walnut Hill Property Company (“Walnut Hill”) to provide funds to Walnut Hill in an aggregate principal amount of $15,000,000, which will be used by Walnut Hill for the construction of the Walnut Hill Physicians Hospital, a 100-bed acute care hospital, located in Dallas, Texas. The Walnut Hill Physicians Hospital is expected to be completed in 2013. The investment is collateralized by the membership interests of the entity that holds title to the real property. As of December 31, 2012, the Company had funded the preferred equity loan an aggregate $8,150,000. In connection with the preferred equity loan, the Company incurred loan origination costs of $163,000.

The interest rate under the preferred equity loan is 10% per annum. As additional consideration for making the investment, Walnut Hill has agreed to pay the Company an amount of up to $4,000,000 derived from a sale of the Walnut Hill Physicians Hospital. This payment will be calculated and paid in accordance with the terms of the promissory note evidencing the Walnut Hill investment.

MM Peachtree Holdings

On December 6, 2011, the Company entered into a loan agreement with MM Peachtree Holdings (the “MM Peachtree”) to provide up to approximately $517,000 in aggregate principal loans to MM Peachtree. The loan proceeds were used to acquire MM Peachtree’s 79.47% interest in the 180 Peachtree Data Center. The loan is unsecured and the material terms provide for the following: (i) a fixed interest rate of 12%; (ii) a default interest rate of the lesser of 17% or the highest rate allowable by law; (iii) interest and principal payments only required from surplus cash; and (iv) a maturity date of December 31, 2021.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2012, the weighted average remaining lease term was 12.3 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2012 and for each of the next five years and thereafter, is as follows (in thousands):

Year	Amount
2013	$30,929
2014	31,758
2015	32,472
2016	32,312
2017	32,398
Thereafter	273,133

$433,002

Note 8—Notes Payable

Notes payable were $156,847,000 and $15,850,000 as of December 31, 2012 and 2011, respectively. As of December 31, 2012, the Company had eight fixed rate notes payable with interest rates ranging from 4.13% to 5.93% per annum and a weighted average effective interest rate of 5.14% per annum.

Notes payable and real estate investments securing the notes payable consisted of the following as of December 31, 2012 and 2011 (in thousands):

	Interest Rate	Maturity Date	Outstanding Balance as of
Property			December 31, 2012	December 31, 2011
Richardson Data Center	5.10%	08/06/16	$15,383	$15,850
180 Peachtree Data Center	5.93%	01/06/22	54,420	—
St. Louis Surgical Center	4.75%	02/10/17	6,264	—
Northwoods Data Center	5.25%	04/10/22	3,237	—
HPI Integrated Medical Center	4.75%	06/28/17	5,965	—
Baylor Medical Center	4.67%	10/11/17	20,750	—
Vibra New Bedford Hospital	5.50%	10/21/17	16,828	—
Philadelphia Data Center	4.13%	12/06/17	34,000	—

			$156,847	$15,850

The principal payments due on the notes payable as of December 31, 2012, and for each of the next five years and thereafter, is as follows (in thousands):

Year	Principal Payments	Balloon Payments	Amount
2013	$3,069	$—	$3,069
2014	3,244	—	3,244
2015	3,410	—	3,410
2016	3,323	13,488	16,811
2017	2,674	74,338	77,012
Thereafter	4,679	48,622	53,301

	$20,399	$136,448	$156,847

Note 9—Credit Facility

On March 30, 2012, the Company entered into an agreement for the KeyBank Credit Facility with KeyBank National Association (“KeyBank”), which agreement was subsequently amended, to obtain a secured revolving credit facility in an aggregate maximum principal amount of $55,000,000. On November 19, 2012, the Company and certain of its subsidiaries amended the KeyBank Credit Facility to increase the maximum commitment available thereunder to an aggregate of $75,000,000, consisting of a $37,500,000 revolving line of credit, with a maturity date of November 19, 2015, subject to the Company’s right to a 12-month extension, and a $37,500,000 term loan, with a maturity date of November 19, 2016, subject to the Company’s right to a 12-month extension. See Note 20—“Subsequent Events” for an update to the KeyBank Credit Facility. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes.

The KeyBank Credit Facility bears interest at per annum rates equal to, at the Company’s option, either (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Company or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Company. Coincident with the amendment to the KeyBank Credit Facility, the Company entered into an interest rate swap agreement with KeyBank to effectively fix LIBOR on the term loan to 0.86%, resulting in an interest rate under the term loan of the KeyBank Credit Facility ranging from 3.36% to 4.36% per annum. The term of the swap agreement is five years. The amendment to the KeyBank Credit Facility provides that the revolving line of credit and the term loan can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Company may be subject to a breakage fee under the swap agreement, if applicable.

In addition to interest, the Company is required to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility at a per annum rate equal to 0.50% if the average daily amount outstanding under the KeyBank Credit Facility is less than 50.00% of the lenders’ commitments or 0.35% if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50.00%.

The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at December 31, 2012.

The actual amount available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility agreement. Based on the value of the properties securing the KeyBank Credit Facility, the aggregate borrowing capacity was $66,368,000 as of December 31, 2012. As of December 31, 2012, the Company had an aggregate of $55,500,000 in borrowings outstanding under the KeyBank Credit Facility, of which $37,500,000 related to borrowings under the term loan and $18,000,000 as of December 31, 2012, related to borrowings under the revolving line of credit, and $10,868,000 remained available under the KeyBank Credit Facility. The KeyBank Credit Facility was secured, as of December 31, 2012, by the following properties (in thousands):

Property	Date Added	Borrowing Base Availability
Stonegate Medical Center	March 30, 2012	$5,092
Southfield Data Center	May 25, 2012	4,576
Texas Data Center Portfolio	August 16, 2012	23,467
Vibra Denver Hospital	September 28, 2012	11,055
Houston Surgery Center	November 28, 2012	2,505
Akron General Medical Center	December 28, 2012	19,673

Total		$66,368

Note 10—Stock-based Compensation

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

On June 4, 2012, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.00 per share, the per share price of shares sold in the Company’s Offering. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2012 and 2011, there was $163,000 and $124,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.34 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2012 and 2011, the fair value of the nonvested shares of restricted common stock was $202,500 and $150,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2012 and 2011, and the changes for the years ended December 31, 2012 and 2011, is presented below:

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested at December 31, 2011	15,000	$10.00
Vested	(3,750)	$10.00
Granted	9,000	$10.00

Nonvested at December 31, 2012	20,250	$10.00

Stock-based compensation expense for the years ended December 31, 2012, 2011 and 2010 was $51,000, $26,000 and $0, respectively, which is reported in general and administrative costs.

Note 11—Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of December 31, 2012 and 2011 (in thousands):

	As of December 31,
	2012	2011
Below market leases, net of accumulated amortization of $2,583 and $40 as of December 31, 2012 and 2011, respectively (with a weighted average remaining life of 18.2 years and 19.2 years as of December 31, 2012 and 2011, respectively)	$54,022	$1,679

Amortization of below market leases for the years ended December 31, 2012, 2011 and 2010 was $2,543,000, $40,000 and $0, respectively. Amortization on below market leases is recorded to rental income in the accompanying consolidated statements of comprehensive loss.

Estimated amortization of below market leases as of December 31, 2012 and for each of the next five years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013	$3,602
2014	3,602
2015	3,602
2016	3,419
2017	3,180
Thereafter	36,617

$54,022

Note 12—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2012, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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

Note 13—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7.0% of gross offering proceeds. SC Distributors may reallow all or a portion of its selling commissions to participating broker-dealers. In addition, SC Distributors receives up to 2.75% of gross offering proceeds as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $15,538,000 and $2,816,000 for the years ended December 31, 2012 and 2011, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the years ended December 31, 2012 and 2011, the Company reimbursed $2,999,000 and $419,000, respectively, in offering expenses to the Advisor or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the years ended December 31, 2012 and 2011, the Company incurred $5,835,000 and $323,000, respectively, in acquisition fees to the Advisor or its affiliates. Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combination, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive loss.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. On June 29, 2012, the Advisor agreed to waive without recourse all deferred asset management fees earned during the period beginning January 1, 2012 and ending on the first date on which the Company’s distribution payout ratio is equal to or less than 100%, and shall have no recourse against the Company for the payment of such fees. For the year ended December 31, 2012, the Advisor earned $133,000 in asset management fees, and waived irrevocably, without recourse, $1,112,000. As of December 31, 2011, the Company incurred $146,000 in asset management fees to the Advisor, all of which were deferred by the Advisor because the Company’s modified funds from operations did not exceed its distributions.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to the limitations that the Company will not reimburse the Advisor for any amount by which its operating expenses (including the asset management fee) at the end of the four preceding fiscal quarters exceeds the greater of (i) 2.00% of average invested assets, or (ii) 25.00% of net income other than any additions to reserves for depreciation, bad debts or other similar non-cash reserves and excluding any gain from the sale of assets for that period. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or disposition fee. For the year ended December 31, 2012 and 2011, the Advisor incurred $662,000 and $203,000 respectively, in indirect operating expenses on the Company’s behalf. The Advisor waived $382,000 and $203,000, respectively, of its indirect operating expenses it incurred on behalf of the Company in 2012 and 2011, without recourse. The indirect operating expenses waived by the Advisor for the years ended December 31, 2012 and 2011 consisted of administrative service expenses, including payroll-related expenses.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of December 31, 2012, the Company had not incurred a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of December 31, 2012, the Company had not incurred a listing fee.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive indirect operating expenses including the asset management fee. Because the Advisor waived indirect operating expenses, cash flow from operations that would have been paid to the Advisor was available to pay distributions to the Company’s stockholders. The indirect operating expenses that were forgiven are not deferrals and accordingly, will not be paid to the Advisor in cash.

The Company pays Carter Validus Real Estate Management Services, LLC (the “Property Manager”) leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the years ended December 31, 2012 and 2011, the Company incurred $561,000 and $34,000, respectively, in property management fees.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of December 31, 2012 and 2011 (in thousands):

Entity	Fee	December 31,
		2012	2011
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$3	$65
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	278	146
Carter Validus Real Estate Management Services, LLC	Property management fees	63	24
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	121	31
Carter/Validus Advisors, LLC and its affiliates	Offering costs	5,209	1,356

		$5,674	$1,622

Note 14—Business Combinations

2012 Acquisitions

For the year ended December 31, 2012, the Company completed 14 acquisitions (including two properties owned through consolidated partnerships), comprised of 19 buildings and parking facilities with an aggregate of 1,225,000 square feet of gross leasable area. The aggregate purchase price was $365,544,000, plus closing costs and acquisition fees and acquistition related costs of $11,474,000, which is included in acquisition related expenses in the accompanying consolidated statements of comprehensive loss. See Note 3—“Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred or assumed in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying consolidated statements of comprehensive loss for the year ended December 31, 2012 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2012, we recognized the following amounts of revenues and net income (loss) for the properties acquired in 2012 (in thousands):

Property	Revenues	Net Income (Loss)
180 Peachtree Data Center	$15,466	$438	(1)
St. Louis Surgical Center	$733	$(158	) (2)
Northwoods Data Center	$475	$(36	) (3)
Stonegate Medical Center	$895	$191	(4)
Southfield Data Center	$1,013	$23	(5)
HPI Integrated Medical Facility	$438	$(230	) (6)
Texas Data Center Portfolio	$2,516	$(124	) (7)
Baylor Medical Center	$997	$(592	) (8)
Vibra Denver Hospital	$552	$(268	) (9)
Vibra New Bedford Hospital	$581	$(660	) (10)
Philadelphia Data Center	$725	$(1,586	) (11)
Houston Surgery Center	$41	$(144	) (12)
Akron General Health	$41	$(939	) (13)

(1)	The 180 Peachtree Data Center was acquired on January 3, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $1,120,000.
(2)	The St. Louis Surgical Center was acquired on February 9, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $267,000.

(3)	The Northwoods Data Center was acquired on March 14, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $155,000.
(4)	The Stonegate Medical Center was acquired on March 30, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $243,000.
(5)	The Southfield Data Center was acquired on May 25, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $217,000.
(6)	The HPI Integrated Medical Facility was acquired on June 28, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $317,000.
(7)	The Texas Data Center Portfolio was acquired on August 16, 2012. During the year ended December 31, 2012, the Texas Data Center Portfolio incurred non-recurring charges related to acquisition fees and costs of $1,024,000.
(8)	The Baylor Medical Center was acquired on August 29, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $997,000.
(9)	The Vibra Denver Hospital was acquired on September 28, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $625,000.
(10)	The Vibra New Bedford Hospital was acquired on October 22, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $867,000.
(11)	The Philadelphia Data Center was acquired on November 13, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $3,014,000.
(12)	The Houston Surgery Center was acquired on November 28, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $165,000.
(13)	The Akron General Health Center was acquired on December 28, 2012. During the year ended December 31, 2012, the property incurred non-recurring charges related to acquisition fees and costs of $932,000.

The following table summarizes management’s allocation of the fair value of each of the 14 properties acquired during the year ended December 31, 2012 (in thousands):

	180 Peachtree Data Center	St. Louis Surgical Center	Northwoods Data Center	Stonegate Medical Center	Southfield Data Center
Land	$4,280	$808	$572	$1,904	$736
Building and improvements	93,605	6,510	3,688	4,928	4,959
In-place leases	14,058	542	667	1,388	1,336
Tenant improvements	936	1,696	373	836	95
Ground leasehold asset	1,709	—	—	—	—
Above market leases	420	—	—	597	124

Total assets acquired	115,008	9,556	5,300	9,653	7,250

Below market leases	(20,258)	(1,086)	—	(553)	—

Total liabilities acquired	(20,258)	(1,086)	—	(553)	—

Net assets acquired	$94,750	$8,470	$5,300	$9,100	$7,250

	HPI Integrated Medical Facility	Texas Data Center Portfolio	Baylor Medical Center	Vibra Denver Hospital	Vibra New Bedford Hospital
Land	$789	$7,110	$4,012	$1,798	$1,992
Building and improvements	7,463	50,663	23,557	15,013	21,824
In-place leases	937	8,850	4,650	3,281	4,339
Tenant improvements	352	1,882	—	—	—

Total assets acquired	9,541	68,505	32,219	20,092	28,155

Below market leases	(267)	(22,605)	(1,219)	(1,359)	(2,088)

Total liabilities acquired	(267)	(22,605)	(1,219)	(1,359)	(2,088)

Net assets acquired	$9,274	$45,900	$31,000	$18,733	$26,067

	Philadelphia Data Center	Houston Surgery Center	Akron General Health Center
Land	$6,688	$503	$2,936
Building and improvements	51,347	3,781	36,142
In-place leases	7,899	324	4,814
Tenant improvements	381	334	—

Total assets acquired	66,315	4,942	43,892

Below market leases	(1,315)	(242)	(3,892)

Total liabilities acquired	(1,315)	(242)	(3,892)

Net assets acquired	$65,000	$4,700	$40,000

Assuming the 2012 acquisitions described above had occurred on January 1, 2011, pro forma revenues, net income, net income attributable to the Company and net income per common share attributable to the Company – basic and diluted, would have been as follows for the twelve month periods below (in thousands except for per share data):

	December 31,
	2012	2011
Revenues	$47,389	$45,432
Net income	$14,039	$14,464
Net income attributable to the Company	$10,521	$11,294
Net income per common share attributable to controlling interest—basic and diluted	$1.06	$1.14

The pro forma adjustments assume that the debt proceeds and the offering proceeds were raised as of January 1, 2011. In addition, as acquisition related expenses related to the acquisitions are not expected to have a continuing impact, they have been excluded from the pro forma results. The pro forma results are not necessarily indicative of the operating results that would have been obtained had the acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 15—Segment Reporting

As of December 31, 2012, the Company operates through two reportable business segments—data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers as of December 31, 2012.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment profit serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.

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

Summary information for the reportable segments during the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	Data Centers	Medical Facilities	Year Ended December 31, 2012
Revenue:
Rental income	$23,471	$4,283	$27,754
Expenses:
Rental expenses	6,792	274	7,066

Segment net operating income	$16,679	$4,009	$20,688

Expenses:
General and administrative			1,172
Acquisition related expenses			11,474
Depreciation and amortization			8,080

Loss from operations			(38)
Other income (expense):
Other income			658
Interest and other expense			(6,260)

Net loss			$(5,640)

	Data Centers	Medical Facilities	Year Ended December 31, 2011
Revenue:
Rental income	$1,345	—	$1,345
Expenses:
Rental expenses	96	—	96

Segment net operating income	$1,249	$	$1,249

Expenses:
General and administrative			675
Acquisition related expenses			1,084
Depreciation and amortization			517

Loss from operations			(1,027)
Other income (expense):
Other income			1
Interest and other expense			(413)

Net loss			$(1,439)

	Data Centers	Medical Facilities	Year Ended December 31, 2010
Revenue:
Rental income	$—	$—	$—
Expenses:
Rental expenses	—	—	—

Segment net operating income	$—	$—	$—

Expenses:
General and administrative			66
Acquisition related expenses			—
Depreciation and amortization			—

Loss from operations			(66)
Other income (expense):
Other income			—
Interest and other expense			—

Net loss			$(66)

Assets by reportable segments as of December 31, 2012 and 2011 are as follows (in thousands):

	December 31, 2012	December 31, 2011
Data centers	$295,021	$74,319
Medical facilities	158,743	—
All other	30,033	11,032

Total assets	$483,797	$85,351

Capital additions by reportable segments as of December 31, 2012 and 2011 are as follows (in thousands):

Capital additions by segment:	December 31, 2012	December 31, 2011
Data centers	$219,266	$28,940
Medical facilities	147,344	—
All other	—	—

Total capital additions	$366,610	$28,940

Note 16—Derivative Instruments and Hedging Activities

During the year ended December 31, 2012, the Company entered into three derivative instruments for the purpose of managing or hedging its interest rate risks. The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Outstanding Notional Amount	Interest Rate(1)	Effective Date	Maturity Date	Fair Value of Liability as of December 31, 2012
Interest Rate Swap	Derivative liabilities	$20,750	4.67%	10/12/2012	10/11/2017	$(431)
Interest Rate Swap	Derivative liabilities	16,850	5.50%	10/22/2012	10/22/2017	(259)
Interest Rate Swap	Derivative liabilities	37,500	3.86%	12/01/2012	11/19/2017	(273)

		$75,100				$(963)

(1)	The interest rate consists of the underlying index swapped to a fixed rate and the applicable interest rate spread.

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 2—“Summary of Significant Accounting Policies” to these consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded as other comprehensive income or loss.

The following table summarizes the unrealized losses on the Company’s derivative instruments and hedging activities (in thousands):

	Amount of Loss Recognized in Other Comprehensive Loss for Year Ended December 31,	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss to Interest Expense for Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2012	2012
Interest Rate Swaps(1)	$(963)	$48

(1)	There were no portions of the change in the fair value of the interest rate swap agreements that were considered ineffective during the year ended December 31, 2012. In addition, the Company expects to reclassify from accumulated other comprehensive income into earnings approximately $581,000 within the next 12-months, which represents its expected effective portion of losses.

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2012, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $1,063,000. As of December 31, 2012, there were no termination events or events of default related to the interest rate swaps.

Note 17—Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2012 and 2011:

	December 31,
Character of Distributions:	2012	2011
Ordinary dividends	19.78%	—
Nontaxable distributions	80.22%	100.00%
Total	100.00%	100.00%

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2012, 2011 and 2010. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2012, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

Note 18—Economic Dependency

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

Note 19—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2012 and 2011. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (in thousands):.

	Quarter Ended
	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
Revenue	$10,359	$7,353	$5,483	$4,559
Expenses	(11,423)	(7,450)	(4,189)	(4,730)

Loss from operations	(1,064)	(97)	1,294	(171)
Other expense	(1,831)	(1,434)	(1,188)	(1,149)

Consolidated net loss	(2,895)	(1,531)	106	(1,320)

Less: Net loss attributable to noncontrolling interests in Operating Partnership	—	—	—	—
Less: Net loss (income) attributable to noncontrolling interests in Consolidated Partnerships	(759)	(685)	(768)	152

Net loss attributable to the Company	$(3,654)	$(2,216)	$(662)	$(1,168)

Net loss per common share attributable to controlling interests—basic and diluted	$(0.22)	$(0.20)	$(0.09)	$(0.29)

Weighted average number of common shares outstanding—basic and diluted	16,989,505	11,341,730	7,233,405	4,076,195

	Quarter Ended
	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011
Revenue	$730	$615	$—	$—
Expenses	(1,044)	(1,094)	(82)	(152)

Loss from operations	(314)	(479)	(82)	(152)
Other expense	(215)	(197)	—	—

Consolidated net loss	(529)	(676)	(82)	(152)

Less: Net loss attributable to noncontrolling interests in Operating Partnership	—	—	(2)	2
Less: Net loss attributable to noncontrolling interests in Consolidated Partnerships	206	172	—	—

Net loss attributable to the Company	$(323)	$(504)	$(84)	$(150)

Net loss per common share attributable to controlling interests—basic and diluted	$(0.13)	$(0.39)	$(0.30)	$(7.50)

Weighted average number of common shares outstanding—basic and diluted	2,482,180	1,283,504	281,731	20,000

Note 20—Subsequent Events

Status of the Offering

As of March 25, 2013, the Company had received and accepted subscriptions for 27,623,000 shares of the Company’s common stock, or $274,572,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of March 25, 2013, the Company had approximately 147,377,000 shares of common stock remaining in the Offering.

Distributions Paid

On January 2, 2013, the Company paid aggregate distributions of $1,124,000 ($625,000 in cash and $499,000 reinvested in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2012 through December 31, 2012. On February 1, 2013, the Company paid aggregate distributions of $1,257,000 ($702,000 in cash and $555,000 reinvested in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2013 through January 31, 2013. On March 1, 2013, the Company paid aggregate distributions of $1,273,000 ($711,000 in cash and $562,000 reinvested in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2013 through February 28, 2013.

Distributions Declared

On February 28, 2013, the board of directors of the Company authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2013 and ending on May 31, 2013. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock, which is equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. These distributions will be aggregated and paid in cash monthly in arrears. The distributions for each record date in March 2013, April 2013 and May 2013, will be paid in April 2013, May 2013 and June 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Grapevine Hospital

On February 25, 2013, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a hospital (the “Grapevine Hospital”), located in Grapevine, Texas, for a purchase price of $23,000,000, plus closing costs. The Grapevine Hospital is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro-forma information.

Loan Agreement for Grapevine Hospital

In connection with the acquisition of the Grapevine Hospital, the Company, through a wholly-owned subsidiary, entered into a loan agreement with Providence Bank to obtain a loan in the principal amount of $14,000,000, which is secured by a first priority interest in the Grapevine Hospital. The loan agreement provides for (i) a fixed annual interest of 4.50%; (ii) a maturity date of February 28, 2018; and (iii) the loan can be prepaid in whole at any time during the term, subject to a breakage fee, if applicable.

Raleigh Data Center

On March 21, 2013, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a data center (the “Raleigh Data Center”), located in Morrisville, North Caroline, for a purchase price of $19,500,000, plus closing costs. The Raleigh Data Center is leased to four tenants. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro-forma information.

Bridge Loan

On January 31, 2013, the Company modified its bridge loan agreement pursuant to which the Company had previously agreed to provide funds to the Bay Area Hospital to be used for the construction of an acute care hospital in Webster, Texas. In connection with the modification, the Company increased the bridge loan amount by, and advanced to Bay Area Hospital, an additional $5,000,000 and extended the maturity date from March 25, 2013 to June 23, 2013. As of March 25, 2013, the total outstanding balance under the bridge loan agreement was $20,000,000.

Increase in KeyBank Credit Facility

On March 15, 2013, the Company amended certain agreements related to the KeyBank Credit Facility to include Capital One, National Association as a lender under the KeyBank Credit Facility and to increase the aggregate maximum principal amount available thereunder from $75,000,000 to an aggregate of up to $110,000,000, consisting of a $55,000,000 revolving line of credit, with a maturity date of November 19, 2015, subject to the Company’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of November 19, 2016, subject to the Company’s right to a 12-month extension. Coincident with the amendment, the Company entered into an interest rate swap agreement with KeyBank to effectively fix the variable rate (LIBOR) on $17,500,000 of the term loan at 1.0%, resulting in an interest rate under the term loan of the KeyBank Credit Facility ranging from 3.50% to 4.50% per annum. The term of the swap agreement is four and half years. The revolving line of credit and the term loan under the KeyBank Credit Facility can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Company may be subject to a breakage fee under the swap agreement, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility agreement. The borrowing base availability under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the collateral pool. As of March 25, 2013, the borrowing base availability under the KeyBank Credit Facility was approximately $66,368,000. As of March 25, 2013, the Company had drawn down an aggregate of $55,000,000 under the term loan of the KeyBank Credit Facility and had approximately $11,368,000 remaining available under the revolving line of credit.

Walnut Hill Property Company

On March 26, 2013, the Company amended its preferred equity loan agreement with Walnut Hill, pursuant to which Company had previously agreed to provide funds to Walnut Hill to be used for the construction of a 100-bed acute care hospital, located in Dallas, Texas. In connection with the modification, the Company increased the preferred equity loan amount by an additional $5,000,000, to an aggregate amount of $20,000,000. As of March 27, 2013, the total outstanding balance under the preferred equity loan agreement was $13,130,000.

Andover Data Center

On March 28, 2013, the Company acquired a 92,700 square foot data center, located in Andover, Massachusetts, for the purchase price of $12,000,000, plus closing costs. The acquisition was funded with the net proceeds from the Offering. As of March 28, 2013, the property was 100% leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro-forma information.

Amendment and Restatement of the Kubach Road Partnership Agreement

On March 31, 2013, the Operating Partnership entered into an amended and restated partnership agreement (the “Amended Agreement”) for DC-2000 Kubach Road, LP (the “Kubach Road Partnership”), which owns the

Philadelphia Data Center. The relevant amended terms of the Amended Agreement provide for the following: (a) commencing on November 13, 2013 , the Operating Partnership has the right to require the investing limited partner to sell its entire equity interest in the Kubach Road Partnership to the Operating Partnership for $18,750,000, (b) distributable cash flow from the Kubach Road Partnership, will be disbursed 100% to the Operating Partnership for the first 12 months from November 13, 2012, 100% to the investing limited partner thereafter for the following four years , 100% thereafter to the Operating Partnership for the following three years, and thereafter pro rata to the partners in accordance with their respective ownership interest; (c) the net proceeds from a capital transaction of the Kubach Road Partnership will be disbursed first to the investing limited partner, up to an amount equal to its initial capital contribution, and then to the Operating Partnership up to an amount equal to its initial capital contribution, and thereafter pro rata to the partners in accordance with their respective ownership interests; (d) beginning December 13, 2014, , and each month thereafter, the Operating Partnership will transfer to the investing limited partner 1% of its ownership interest in the Kubach Road Partnership in consideration of managing the Kubach Road Partnership and the Philadelphia Data Center ; and (e) on December 13, 2014, , the Operating Partnership will pay to the investing limited partner a one-time management fee of $1,500,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2012

(in thousands)

						Cost Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at December 31, 2012(b)

				Intial Cost						Accumulated Depreciation(c)	Date Acquired
Description	Location	Encumbrances		Land	Improvements		Land	Improvements	Total
Richardson Data Center	Richardson, TX	$15,383		$449	$30,213	$4	$449	$30,217	$30,666	$1,647	07/14/2011
180 Peachtree Data Center(d)	Atlanta, GA	54,420		4,280	110,728	642	4,280	111,370	115,650	4,091	01/03/2012
St. Louis Surgical Center	Creve Coeur, MO	6,264		808	8,748	—	808	8,748	9,556	279	02/09/2012
Northwoods Data Center	Norcross, GA	3,237		572	4,728	—	572	4,728	5,300	135	03/14/2012
Stonegate Medical Center	Austin, TX		(a)	1,904	7,749	—	1,904	7,749	9,653	321	03/30/2012
Southfield Data Center	Southfield, MI		(a)	736	6,514	420	736	6,934	7,670	194	05/25/2012
HPI Integrated Medical Facility	Oklahoma City, OK	5,965		789	8,752	—	789	8,752	9,541	145	06/28/2012
Texas Data Center Portfolio	Dallas/Ft. Worth, TX		(a)	7,110	61,395	—	7,110	61,395	68,505	979	08/16/2012
Baylor Medical Center	Dallas, TX	20,750		4,012	28,207	—	4,012	28,207	32,219	318	08/29/2012
Vibra Denver Hospital	Denver, CO		(a)	1,798	18,294	—	1,798	18,294	20,092	152	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	16,828		1,992	26,162	—	1,992	26,162	28,154	152	10/22/2012
Philadelphia Data Center(d)	Philadelphia, PA	34,000		6,688	59,627	—	6,688	59,627	66,315	255	11/13/2012
Houston Surgery Center	Houston, TX		(a)	503	4,439	—	503	4,439	4,942	18	11/28/2012
Akron General Medical Center	Green, OH		(a)	2,936	40,956	—	2,936	40,956	43,892	46	12/28/2012

		$156,847		$34,577	$416,512	$1,066	$34,577	$417,578	$452,155	$8,732

(a)	Property collateralized under the KeyBank Line of Credit. As of December 31, 2012, six commercial properties were collateralized under the KeyBank Line of Credit and the Company had $55,500,000 outstanding thereunder.
(b)	The aggregated cost for federal income tax purposes is approximately $359,907,000.
(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term, and building and improvements are depreciated over 15-40 years.
(d)	As of December 31, 2012, the Consolidated Partnerships held investments in two commercial properties consisting of $10,968,000 in land and $170,997,000 in building and improvements with accumulated depreciation of $4,346,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

(CONTINUED)

December 31, 2012

(in thousands)

2012
Real Estate
Balance at the beginning of the year	$30,660
Additions:
Acquisitions	420,429
Improvements	1,066

Balance at the end of the year	$452,155

Accumulated depreciation
Balance at the beginning of the year	$(517)
Depreciation and amortization	(8,080)
Above market lease	(135)

Balance at the end of the year	$(8,732)

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

(in thousands)

Mortgage Loans Receivable	Description	Location	Interest Rate as of December 31, 2012	Final Maturity Date	Periodic Payment Terms (A)	Prior Liens	Outstanding Face Amount of Mortgages (in thousands)	Carrying Amount of Mortgages (in thousands)
Walnut Hill Property Company	Hospital	Dallas, TX	10.0%	02/28/2018	I	None	$8,150	$8.305
Bay Area Hospital	Hospital	Webster, TX	9.0%	06/23/2013	I	None	15,000	14,892

							$23,150	$23,197

(A)	P & I = Principal and interest payments; I = Interest only.

The following shows changes in the carrying amounts of mortgage loans receivable during the period (in thousands):

	2012	2011	2010
Balance, beginning of period	$—	$—	$—
Additions:
New mortgage loans	23,150	—	—
Capitalized loan origination costs	163	—	—
Deductions:
Commitment fees, net of loan origination costs	225	—	—
Amortization of commitment fees and capitalized loan origination costs	(109)	—	—

Balance, end of period	$23,197	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: April 1, 2013	By	/s/ JOHN CARTER
John Carter
Chief Executive Officer and President

Date: April 1, 2013	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN CARTER John Carter	Chief Executive Officer, President and Chairman of Board of Directors (Principal Executive Officer)	April 1, 2013

/S/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	April 1, 2013

/S/ MARIO GARCIA, JR. Mario Garcia, Jr.	Director	April 1, 2013

/S/ JONATHAN KUCHIN Jonathan Kuchin	Director	April 1, 2013

/S/ RANDALL GREENE Randall Greene	Director	April 1, 2013

/S/ RONALD RAYEVICH Ronald Rayevich	Director	April 1, 2013

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2012 (and are numbered in accordance with Item 601 of Regulation S-K).

1.1	Dealer Manager Agreement by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.1	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.2	Distribution Reinvestment Plan (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.3	Multi Product Subscription Agreement (included as Appendix F to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

5.1	Opinion of Venable LLP as to legality (incorporated by reference to Exhibit 5.1 to the Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission No. 333-165643, filed November 16, 2010)

8.1	Opinion of Morris, Manning & Martin, LLP as to tax matters (incorporated by reference to Exhibit 8.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission No. 333-165643, filed April 4, 2011)

10.1	Dealer Manager Agreement, dated November 15, 2010 by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (included as Exhibit 1.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.2	Escrow Agreement by and between Carter Validus Mission Critical REIT, Inc., SC Distributors, LLC and UMB Bank, N.A. (included as Exhibit 10.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.3	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference)

10.4	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

10.5	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.7	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.8	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.9	Purchase and Sale Agreement, dated April 28, 2011, between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P. (included as Exhibit 10.1 to our Quarterly Report on form 10-Q filed on May 11, 2011, and incorporated herein by reference)

10.10	First Amendment to the Purchase and Sale Agreement, dated June 13, 2011, by and between Carter/Validus Operating Partnership, LP and 3300 Essex, L.P. (included as Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on August 12, 2011, and incorporated herein by reference)

10.11	Loan Agreement between DC-3300 Essex, LLC and Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.12	Limited Liability Company Agreement of DC-3300 Essex, LLC entered into by Carter/Validus Operating Partnership, LP and PAL DC Dallas, LLC, dated July 14, 2011 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.13	Promissory Note entered into by DC-3300 Essex, LLC in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.14	Guaranty among Carter/Validus Operating Partnership, LP, Carter and Associates, L.L.C. for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.15	Environmental Indemnity Agreement entered into by Carter/Validus Operating Partnership, LP and Carter and Associates, L.L.C., and DC-3300 Essex, LLC, in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.16	Mortgage Loan Cooperation Agreement entered into by DC-3300 Essex, LLC and Carter/Validus Operating Partnership, LP, and Carter and Associates, L.L.C., in favor of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.17	Deed of Trust, Assignment of Rents and Leases, Collateral Assignment of Property Agreements, Security Agreement and Fixture Filing made by DC-3300 Essex, LLC to Brian Short for the benefit of Goldman Sachs Commercial Mortgage Capital, L.P., dated July 14, 2011 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on July 19, 2011, and incorporated herein by reference)

10.18	Limited Partnership Agreement of MM Peachtree Holdings, LP, dated December 1, 2011, by and among Carter/Validus Operating Partnership, LP, Series Peachtree of GFI Migdal 1 LP, Participating Policies Residential LP, MM Pensions Residential, LP, MM Nostro Residential LP, and Ramot Ofek Ltd. (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference).

10.19	Limited Liability Company Agreement of 180 Peachtree Holdings, LLC, dated December 1, 2011, by and between Carter/Validus Operating Partnership, LP and MM Peachtree Holdings, LP (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference).

10.20	Loan Agreement, dated December 6, 2011, between MM Peachtree Holdings, LP and Carter/Validus Operating Partnership, LP (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference).

10.21	Intercreditor Agreement, dated December 7, 2011, by and among MM Pensions Real Estate US LP, Menora Mivtachim Insurance Ltd., Menora Mivtachim Insurance, Ltd., Ramat Offek, Ltd, Migdal Insurance Company, Ltd., Migdal Makefet U.S. Real Estate LP, Carter/Validus Operating Partnership, LP, and Carter Validus Mission Critical REIT, Inc. (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference).

10.22	Promissory Note, dated December 6, 2011, executed by MM Peachtree Holdings, LP, in favor of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed December 7, 2011, and incorporated herein by reference).

10.23	Purchase Agreement, dated December 22, 2011, by and between Carter Validus Properties, LLC and St. Louis Surgical Properties, LC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.24	First Amendment to Purchase Agreement, dated January 5, 2012, by and between Carter Validus Properties, LLC and St. Louis Surgical Properties, LC (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.25	Loan Agreement, dated January 3, 2012, made by and between DC-190 Peachtree, LLC and German American Capital Corporation (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.26	Fee and Leasehold Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.27	Guaranty of Recourse Obligations made by Carter/Validus Operating Partnership, LP. for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.28	Assignment of Leases and Rents made by DC-180 Peachtree, LLC for the benefit of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.29	Environmental Indemnity Agreement entered into by DC-180 Peachtree, LLC and Carter/Validus Operating Partnership, LP in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.30	Promissory Note entered into by DC-180 Peachtree, LLC in favor of German American Capital Corporation, dated January 3, 2012 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on January 6, 2012, and incorporated herein by reference)

10.31	Loan Agreement between HC-760 Office Parkway, LLC and American Momentum Bank, effective February 9, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.32	Deed of Trust, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Grantor, and American Momentum Bank, as the Grantee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.33	Assignment of Rents, Leases, and Other Benefits, dated February 9, 2012, by and between HC-760 Office Parkway, LLC, as the Assignor, and American Momentum Bank, as the Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.34	Environmental Certificate with Representations, Covenants and Warranties, executed by HC-760 Office Parkway and Carter/Validus Operating Partnership, LP for the benefit of American Momentum Bank (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.35	Promissory Note, dated February 9, 2012, executed by HC-760 Office Parkway, LLC for the benefit of American Momentum Bank (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.36	Guaranty, effective as of February 9, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Momentum Bank (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on February 9, 2012, and incorporated herein by reference)

10.37	Deed to Secure Debt, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Grantor, and American Family Life Insurance Company, as the Grantee (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.38	Assignment of Leases and Rents, dated March 14, 2012, by and between DC-2775 Northwoods Parkway, LLC, as the Assignor, and American Family Life Insurance Company, as the Assignee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.39	Environmental Indemnity Agreement, executed by DC-2775 Northwoods Parkway, LLC and Carter/Validus Operating Partnership, LP for the benefit of American Family Life Insurance Company (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.40	Promissory Note, dated March 14, 2012, executed by DC-2775 Northwoods Parkway, LLC for the benefit of American Family Life Insurance Company (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.41	Limited Guaranty, effective as of March 14, 2012, by Carter/Validus Operating Partnership, LP, as the Guarantor, for the benefit of American Family Life Insurance Company (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.42	Americans with Disabilities Act of 1990 Indemnity Agreement, dated March 12, 2012, among DC-2775 Northwoods Parkway, LLC, Carter/Validus Operating Partnership, LP, and American Family Life Insurance Company (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 20, 2012, and incorporated herein by reference)

10.43	Purchase Agreement, dated January 13, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC (included as Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.44	First Amendment to Purchase Agreement, dated February 15, 2012, between DC-2775 Northwoods Parkway, LLC and 2775 Northwoods, LLC (included as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.45	Purchase Agreement, dated January 13, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.46	First Amendment to Purchase Agreement, dated February 29, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.46 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.47	Second Amendment to Purchase Agreement, dated March 2, 2012, between HC-2501 W William Cannon Dr, LLC, and Stonegate Professional Properties, L.P. (included as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on March 29, 2012, and incorporated herein by reference)

10.48	Credit Agreement by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association and other parties to the agreement or that may service parties to the agreement, as lenders, and KeyBank Capital Markets, as sole land arranger and lead book runner, dated March 30, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.49	Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc. et al for the benefit of KeyBank National Association dated March 30, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.50	Indemnity Agreement Regarding Hazardous Materials by and among HC-2501 W William Cannon DR, LLC, Carter/Validus Operating Partnership, LP and Carter Validus Mission Critical REIT, Inc. for the benefit of KeyBank National Association dated March 30, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.51	Deed of Trust, Security Agreement and Assignment of Leases And Rents from HC-2501 W William Cannon DR, LLC as Grantor to Gary S. Farmer, as Trustee for the benefit of KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.52	Assignment of Leases and Rents by HC-2501 W William Cannon DR, LLC to KeyBank National Association, as Agent, dated March 30, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.53	Swing Loan Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.54	Revolving Credit Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated March 30, 2012 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.55	Contribution Agreement by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, the other guarantors identified therein, dated March 30, 2012 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 4, 2012, and incorporated herein by reference)

10.56	Mortgage by and among DC-19675 W. Ten Mile, LLC, as Grantor, Carter/Validus Operating Partnership, LP, as Borrower, and Key Bank National Association, as Lender, dated May 25, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated by reference herein)

10.57	Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.58	Joinder Agreement by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated May 25, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 1, 2012, and incorporated herein by reference)

10.59	First Amendment to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.60	First Amendment to Mortgage by DC-19675 as Grantor and KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.61	First Amendment to Deed of Trust, Security Agreement And Assignment Of Leases And Rents And Assignment Of Leases And Rents from HC-2501 W William Cannon Dr, LLC as Grantor to KeyBank National Association, dated June 29, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.62	First Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent, dated June 29, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.63	Revolving Credit Note from Carter/Validus Operating Partnership, L.P. to Synovus Bank, dated June 29, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.64	Letter Agreement, dated June 29, 2012, by and among, Carter/Validus Operating Partnership, L.P., KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.65	Second Amendment to Credit Agreement, dated June 29, 2012, by and among Carter/Validus Operating Partnership, as borrower, Carter Validus Mission Critical REIT, Inc., HC-2501 W William Cannon Dr, LLC, DC-19675 W. Ten Mile, LLC, KeyBank National Association and Synovus Bank (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 6, 2012, and incorporated herein by reference)

10.66	Second Agreement to Unconditional Guaranty of Payment and Performance from Carter Validus Mission Critical REIT, Inc., et al for the benefit of KeyBank National Association, dated July 19, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.67	Second Amendment to Mortgage by DC-19675 W. Ten Mile, LLC, as Grantor, and KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.68	Second Amendment to Deed of Trust, Security Agreement and Assignment of Leases and Rents and Assignment of Leases and Rents from HC-2501 W William Cannon Dr, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.69	Second Amendment to Assignment of Leases and Rents by DC-19675 W. Ten Mile, LLC, as Grantor, to KeyBank National Association, as Agent, dated July 19, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.70	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated July 19, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.71	Letter Agreement, dated July 19, 2012, by and among, Carter/Validus Operating Partnership, LP, KeyBank National Association, and each of the financial institutions initially a signatory to the Credit Agreement (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on July 24, 2012, and incorporated herein by reference)

10.72	Deed of Trust, Security Agreement and Assignment of Leases and Rents by DC-1221 Coit Road, LLC, as Grantor, for the Benefit of KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.73	Deed of Trust, Security Agreement and Assignment of Leases and Rents by DC-5000 Bowen Road, LLC, as Grantor, for the benefit of KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.74	Joinder Agreement by DC-1221 Coit Road, LLC delivered to KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.75	Joinder Agreement by DC-5000 Bowen Road, LLC delivered to KeyBank National Association, as Agent, dated August 16, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.76	Assignment of Leases and Rents by DC-1221 Coit Road, LLC to KeyBank National Association, dated August 16, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.77	Assignment of Leases and Rents by DC-5000 Bowen Road, LLC to KeyBank National Association, dated August 16, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 22, 2012, and incorporated by reference herein)

10.78	Purchase Agreement by and between Bremnerduke Mary Shiels Development, L.P., as Seller, and Carter Validus Properties, LLC, as Purchaser, dated July 26, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated by reference herein)

10.79	Joinder Agreement by HC-2727 E. Lemmon Avenue, LLC delivered to KeyBank National Association, as Agent, dated August 29, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated by reference herein)

10.80	Assignment of Leases and Rents by HC-2727 E. Lemmon Avenue, LLC to KeyBank National Association, dated August 29, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated by reference herein)

10.81	Deed of Trust, Security Agreement and Assignment of Leases and Rents by and among HC-2727 E. Lemmon Avenue, LLC, Gary S. Farmer, as trustee, and KeyBank National Association, as Agent, dated August 29, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 31, 2012, and incorporated by reference herein)

10.82	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated by reference herein)

10.83	Joinder Agreement by HC-8451 Pearl Street, LLC delivered to KeyBank National Association, as Agent, dated September 28, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated by reference herein)

10.84	Assignment of Leases and Rents made by HC-8451 Pearl Street, LLC to KeyBank National Association, dated September 28, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated by reference herein)

10.85	Deed of Trust, Security Agreement, Assignment of Leases and Rents, and Financing Statement by HC-8451 Pearl Street, LLC, as Grantor, to The Public Trustee of Adams County, Colorado, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 28, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated by reference herein)

10.86	Limited Partnership Agreement of DC-2000 Kubach Road, LP, dated November 13, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 19, 2012, and incorporated herein by reference)

10.87	First Amended and Restated Credit Agreement by and among CVOP, as Borrower, KeyBank National Association and other parties to the agreement or that may service parties to the agreement, as lenders, and KeyBank Capital Markets, as sole lead arranger and sole book runner, dated November 19, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.88	Amended and Restated Swing Loan Note from CVOP to KeyBank National Association, dated November 19, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.89	Term Loan Note from CVOP to KeyBank National Association, dated November 19, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.90	Term Loan Note from CVOP to Synovus Bank, dated November 19, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.91	Term Loan Note from CVOP to Texas Capital Bank, N.A., dated November 19, 2012 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.92	Amended and Restated Revolving Credit Note from CVOP to KeyBank National Association, dated November 19, 2012 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.93	Amended and Restated Revolving Credit Note from CVOP to Synovus Bank, dated November 19, 2012 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.94	Amended and Restated Revolving Credit Note from CVOP to Texas Capital Bank, N.A., dated November 19, 2012 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on November 26, 2012, and incorporated herein by reference)

10.95	Joinder Agreement by HC–1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012, and incorporated herein by reference)

10.96	Joinder Agreement by HC–1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012, and incorporated herein by reference)

10.97	Assignment of Leases and Rents by Green Wellness Investors, LLLP to KeyBank National Association, dated December 28, 2012 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012, and incorporated herein by reference)

10.98	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Green Wellness Investors, LLLP, as Grantor, to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on December 28, 2012, and incorporated herein by reference)

10.99	First Amendment to First Amended and Restated Credit Agreement and Amendment to Unconditional Guaranty of Payment and Performance, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated March 15, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.100	Term Loan Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013(included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.101	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013(included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

21.1*	List of Subsidiaries (incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission No. 333-165643, filed on November 16, 2010)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act, is deemed not filed for purposes of Section 18 of the Exchange Act and otherwise is not subject to liability under these sections.