Form 10-Q
period 2013-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2013-05-15
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 6, 2013, there were 31,969,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

(in thousands, except share amounts)

(Unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$35,538	$34,577
Buildings and improvements, ($95,329 and $95,182 related to VIE)	409,481	357,559
Acquired intangible assets, ($16,187 and $16,187 related to VIE)	62,451	60,019

	507,470	452,155

Less: accumulated depreciation and amortizations ($5,166 and $4,090 related to VIE)	(12,531)	(8,732)

Total real estate, net ( $110,630 and $111,559 related to VIE)	494,939	443,423
Cash and cash equivalents ($245 and $463 related to VIE)	20,056	4,377
Notes receivables	33,989	23,711
Other assets ($4,586 and $4,078 related to VIE)	13,315	12,286

Total assets	$562,299	$483,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,245 and $54,420 related to VIE)	$170,075	$156,847
Credit facility	55,000	55,500
Accounts payable due to affiliates ($7 and $104 related to VIE)	5,332	5,674
Accounts payable and other liabilities ($1,834 and $1,536 related to VIE)	7,563	6,913
Derivative liabilities	1,035	963
Intangible lease liabilities, less accumulated amortization of $3,489 and $2,583, respectively ($17,884 and $18,375 related to VIE)	53,785	54,022

Total liabilities	292,790	279,919
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 28,055,353 and 20,261,611 shares issued, respectively; 28,024,894 and 20,241,478 shares outstanding, respectively	280	202
Additional paid-in capital	241,932	172,602
Accumulated deficit	(19,642)	(16,393)
Accumulated other comprehensive loss	(1,035)	(963)

Total stockholders’ equity	221,535	155,448
Noncontrolling interests in consolidated partnerships	47,973	48,429
Noncontrolling interests in operating partnership	1	1

Total equity	269,509	203,878

Total liabilities and stockholders’ equity	$562,299	$483,797

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For The Three Months Ended March 31, 2013 and 2012

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenue
Rental and parking revenue	$10,621	$3,597
Tenant reimbursement income	1,840	962

Total revenue	12,461	4,559
Expenses:
Rental and parking expenses	2,314	1,161
General and administrative expenses	1,606	315
Acquisition related expenses	1,596	2,094
Depreciation and amortization	3,759	1,160

Total expenses	9,275	4,730

Income (loss) from operations	3,186	(171)

Other income (expense):
Interest and other income (expense)	782	(8)
Interest expense	(2,786)	(1,141)

Total other income (expense)	(2,004)	(1,149)

Consolidated net income (loss)	1,182	(1,320)

Net (income) loss attributable to noncontrolling interests in consolidated partnerships	(319)	152

Net income (loss) attributable to the Company	$863	$(1,168)

Other comprehensive loss:
Unrealized loss on interest rate swaps	(72)	—

Other comprehensive loss	(72)	—

Comprehensive income (loss) attributable to the Company	$791	$(1,168)

Weighted average number of common shares outstanding:
Basic	23,938,747	4,076,195

Diluted	23,954,477	4,076,195

Net income (loss) per common share attributable to common stockholders:
Basic	$0.04	$(0.29)

Diluted	$0.04	$(0.29)

Distributions declared per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2013

(in thousands, except for share data)

	Common Stock
	No. of Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Noncontrolling Interests In Operating Partnership	Noncontrolling Interests In Consolidated Partnership	Total Stockholders’ Equity

Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$1	$48,429	$203,878

Issuance of common stock	7,622,068	76	75,770	—	—	—	—	75,846

Vesting of restricted stock	1,500	—	—	—	—	—	—	—

Issuance of common stock under the dividend reinvestment program	170,173	2	1,615	—	—	—	—	1,617
Distributions to noncontrolling interests	—	—	—	—	—	—	(775)	(775)
Distributions declared to common stockholders	—	—	—	(4,112)	—	—	—	(4,112)
Commissions on sale of common stock and related dealer-manager fees	—	—	(7,058)	—	—	—	—	(7,058)

Other offering costs	—	—	(916)	—	—	—	—	(916)

Redemption of common stock	(10,325)	—	(96)	—	—	—	—	(96)

Stock-based compensation	—	—	15	—	—	—	—	15

Other comprehensive loss	—	—	—	—	(72)	—	—	(72)

Net income	—	—	—	863	—	—	319	1,182

Balance, March 31, 2013	28,024,894	$280	$241,932	$(19,642)	$(1,035)	$1	$47,973	$269,509

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2013 and 2012

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$1,182	$(1,320)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,759	1,160
Amortization of debt issue costs	225	23
Amortization of straight-line rent	(1,184)	(328)
Amortization of intangible lease liability	(906)	(440)
Amortization of intangible lease assets	40	20
Deferred revenue	143	—
Stock-based compensation	15	9
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(141)	905
Accounts payable due to affiliates	530	244
Other assets, net	422	(864)

Net cash provided by (used in) operating activities	4,085	(591)

Cash flows from investing activities:
Investment in real estate and other assets	(54,500)	(117,620)
Capital expenditures	(146)	(56)
Payments of real estate escrow deposits	(905)	—
Collection of real estate escrow deposits	1,273	41,590
Other deposits	(167)	(196)
Notes receivables advances	(9,980)	—

Net cash used in investing activities	(64,425)	(76,282)

Cash flows from financing activities:
Proceeds from notes payable	14,000	64,675
Payments on notes payable	(772)	(238)
Proceeds from line of credit	17,500	—
Payments of line of credit	(18,000)	—
Payments of deferred financing costs	(875)	(1,167)
Repurchase of common stock	(96)	—
Offering costs on issuance of common stock	(8,846)	(2,462)
Distributions to stockholders	(2,035)	(304)
Proceeds from issuance of common stock	75,846	22,399
Payments to escrow funds	(696)	(1,797)
Collection of escrow funds	768	279
Distributions to noncontrolling interests in consolidated partnerships	(775)	(377)

Net cash provided by financing activities	76,019	81,008

Net change in cash	15,679	4,135
Cash and cash equivalents - Beginning of period	4,377	8,969

Cash and cash equivalents - End of period	$20,056	$13,104

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$632	$897
Common stock issued through dividend reinvestment plan	$1,617	$289
Net unrealized loss on interest rate swap	$72	$—
Distributions declared and unpaid	$460	$114
Supplemental cash flow disclosures:
Interest paid	$2,686	$1,424

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2013

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. The Company operates through two reportable business segments – data centers and medical facilities. As of March 31, 2013, the Company owned 18 properties (including two properties owned through consolidated partnerships) comprising 1.54 million rentable square feet of single- and multiple-tenant commercial space located in 13 metropolitan statistical areas (“MSAs”). As of March 31, 2013, the rentable space at these properties was 100% leased. As of March 31, 2013, the Company also invested in a secured preferred equity loan and a bridge loan in the principal amount of $13,130,000 and $20,000,000, respectively.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended (the “Securities Act”), the Company is offering for sale to the public on a “best efforts” basis up to 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan (the “DRIP”), under which the Company’s stockholders may elect to have distributions reinvested in additional shares of the Company’s common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors, for a maximum offering of up to $1,738,000,000 (the “Offering”).The registration statement for the Offering was first declared effective by the Securities and Exchange Commission (the “SEC”) on December 10, 2010. As of March 31, 2013, the Company had issued approximately 28,030,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $278,614,000 before selling commissions and dealer-manager fees of approximately $25,412,000 and other offering costs of approximately $9,504,000. As of March 31, 2013, the Company had approximately 146,970,000 shares of common stock remaining in the Offering.

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

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2012 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on April 1, 2013.

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

As of March 31, 2013, the Company consolidated the accounts of one VIE, the entity that owns the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance. The significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying condensed consolidated balance sheets. For the three months ended March 31, 2013, cash flows related to the 180 Peachtree Data Center consisted of $1,359,000 in cash provided by operating activities, $146,000 in cash used in investing activities and $1,431,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of March 31, 2013, the Company determined that two of its loan investments were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance. See Note 6—“Investment in Notes Receivables.”

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Notes Receivables

As of March 31, 2013, the Company had investments in three notes receivables, which represented loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and fees, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. Interest income earned on notes receivables for the three months ended March 31, 2013 and 2012 was $785,000 and $17,000, respectively.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due on notes receivable as of March 31, 2013. A note receivable is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent.

Interest income on performing notes receivable is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to notes receivables for the three months ended March 31, 2013.

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

Restricted Cash Held in Escrow

Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable. Restricted cash is reported in other assets on the balance sheets. See Note 5—“Other Assets.”

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

Building and improvements	15 - 40 years

Tenant improvements	Shorter of lease term or expected useful life

Identified intangible assets	Remaining term of related lease

Furniture, fixtures, and equipment	3 - 10 years

Allocation of Purchase Price of Acquired Assets

Upon the acquisition of real properties, the Company allocates the purchase price of properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes land and buildings) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

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

The fair values of in-place leases include direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles and origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Acquisition fees in connection with the acquisition of properties are expensed as incurred in accordance with ASC Topic 805, Business Combination, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The following describes the methods the Company uses to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, rents and tenant receivables, property escrow deposits, prepaid expenses, mortgage loan deposits, notes receivables, accounts payable and accrued liabilities—The Company considers the carrying values of these financial instruments, assets and liabilities to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2), was approximately $133,181,000 and $121,724,000 as of March 31, 2013 and December 31, 2012, respectively. The carrying value of the notes payable—fixed rate was $132,681,000 and $119,269,000 as of March 31, 2013 and December 31, 2012, respectively.

Notes payable—Variable and KeyBank Credit Facility—The fair value of the notes payable – variable and the secured credit facility with KeyBank National Association in the aggregate maximum principal amount of $110,000,000 (the “KeyBank Credit Facility”) each approximates its carry value as the interest rate on these instruments resets to market on a monthly basis. The carrying value of the notes payable—variable was $37,394,000 and $37,578,000 as of March 31, 2013 and December 31, 2012, respectively. The carrying value of the KeyBank Credit Facility was $55,000,000 and $55,500,000 as of March 31, 2013 and December 31, 2012, respectively. See Note 7—“Notes Payable and Credit Facility” for additional information on the KeyBank Credit Facility.

Derivative instruments—The Company’s derivative instruments represent interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	Balance as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Interest rate swaps	$(1,035)	$—	$(1,035)	$—

	Balance as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Interest rate swaps	$(963)	$—	$(963)	$—

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

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration (“ASC 605-45”). ASC 605-45 requires that these reimbursements be recorded on a gross basis and the Company, as the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

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

Concentration of Credit Risk and Significant Leases

As of March 31, 2013, the Company had cash on deposit, including restricted cash, in six financial institutions, five of which had deposits in excess of current federally insured levels totaling $20.9 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

Based on leases in effect as of March 31, 2013, the Company owned properties in 13 MSAs (including two properties owned through consolidated partnerships), three of which each accounted for 10.0% or more of annualized rental revenues. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for an aggregate of 28% of annualized rental revenues in effect as of March 31, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 21% of annualized rental revenues in effect as of March 31, 2013, and properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 14% of annualized rental revenues in effect as of March 31, 2013.

Based on leases in effect as of March 31, 2013, the Company’s two reportable business segments, data centers and medical facilities, accounted for 60% and 40%, respectively, of March 31, 2013 annualized base rent. As of March 31, 2013, leases with two tenants each accounted for 10% or more of the Company’s annualized rental revenues, which in total accounted for 26% of total annualized rental revenues. The leases with Level 3 Communications, LLC accounted for a total of 12% of the Company’s annualized rental revenue in effect as of March 31, 2013 and the lease with Vanguard Group, Inc. accounted for 14% of the Company’s annualized rental revenue in effect as of March 31, 2013.

Stockholders’ Equity

As of March 31, 2013, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of March 31, 2013, the Company had approximately 28,055,000 shares of common stock issued and 28,025,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. As of March 31, 2013, the Company had received valid redemption requests relating to approximately 30,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $292,000 (an average of $9.73 per share).

Distributions and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of March 31, 2013, the Company paid aggregate distributions, since inception, of approximately $10,095,000 ($5,464,000 in cash and $4,631,000 of which were reinvested in shares of common stock pursuant to the DRIP), calculated at the current annual rate of 7.0%. As of March 31, 2013, the Company had distributions payable of approximately $1,584,000. The distributions were paid in April 2013, $872,000 of which was paid in cash and $712,000 of which was reinvested in shares of common stock pursuant to the DRIP.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2013, the Company operated through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—“Segment Reporting” for a further discussion on the reportable segments of the Company.

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company records all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of operations and comprehensive income (loss) during the current period.

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

In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (loss), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line item in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income (loss) in financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 became effective on January 1, 2013 and did not have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land	$35,538	$34,577
Buildings and improvements	409,481	357,559
Identified intangible assets	62,451	60,019

	507,470	452,155
Less: accumulated depreciation and amortization	(12,531)	(8,732)

	$494,939	$443,423

Depreciation expense for the three months ended March 31, 2013 and 2012 was $3,759,000 and $1,160,000, respectively. In addition to the property acquisitions discussed below, for the three months ended March 31, 2013 and 2012, the Company had capital expenditures of $146,000 and $56,000, respectively, related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the three months ended March 31, 2013, acquisition fees and acquisition related costs totaled $1,596,000 and did not exceed 6.0% of the purchase price of the Company’s acquisitions during such period.

Acquisitions in 2013

During the three months ended March 31, 2013, the Company completed three acquisitions, comprised of three buildings, from unaffiliated parties. The aggregate purchase price of these properties was $54,500,000, of which the Company financed an aggregate amount of $14,000,000 and paid the remainder in cash. In addition, the Company paid an aggregate of $1,090,000 in acquisition fees to the Advisor or its affiliates in connection with these acquisitions. The Company recorded the three acquisitions in land in the amount of $962,000, buildings and improvements in the amount of $51,775,000, intangible assets in the amount of $2,432,000 and intangible liabilities in the amount of $669,000 on the condensed consolidated balance sheet. The following is a summary of the acquisitions for the three months ended March 31, 2013 (in thousands):

Property	Property Location	Date Acquired	Type	Ownership Percentage	Purchase Price	Mortgage Loans Payable		Acquisition Fees to Advisor or its Affiliates (1)

Grapevine Hospital	Grapevine, TX	02/25/2013	Medical Facility	100.0%	23,000	14,000		460

Raleigh Data Center	Morrisville, NC	03/21/2013	Data Center	100.0%	19,500	—	(2)	390

Andover Data Center	Andover, MA	03/28/2013	Data Center	100.0%	12,000	—	(2)	240

					$54,500	$14,000		$1,090

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company’s properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	The Raleigh Data Center and the Andover Data Center were added to the KeyBank Credit Facility borrowing base at acquisition. See Note 7—“Notes Payable and Credit Facility.”

Amended Partnership Agreement—Philadelphia Data Center

The Company acquired the Philadelphia Data Center, a 121,000 square foot data center, located in Philadelphia, Pennsylvania, on November 13, 2012. On March 31, 2013, the Operating Partnership entered into an amended and restated partnership agreement for DC-2000 Kubach Road, LP (the “Kubach Road Partnership”), which owns the Philadelphia Data Center. The relevant terms of the amended partnership agreement provide for the following: (a) the Operating Partnership, through a wholly-owned subsidiary, will serve as the initial general partner of the Kubach Road Partnership; provided, however, that the investor has approval rights over certain major decisions; (b) commencing on November 13, 2013, the Operating Partnership has the right to acquire the investing limited partner’s equity interest in the Kubach Road Partnership to the Operating Partnership for $18,750,000; (c) distributable cash flow from the Kubach Road Partnership will be disbursed 100% to the Operating Partnership for the first 12 months from November 13, 2012, 100% to the investing limited partner for the following four years, 100% to the Operating Partnership for the following three years, and thereafter pro rata to the partners in accordance with their respective ownership interest; (d) the net proceeds from a capital transaction of the Kubach Road Partnership will be disbursed as follows: (i) first to the investing limited partner, up to an amount equal to its initial capital contribution, (ii) second to the Operating Partnership, up to an amount equal to its initial capital contribution, (iii) then to the Operating Partnership, up to an amount equal to its initial capital contribution, and (iv) thereafter pro rata to the partners in accordance with their respective ownership interests; and (e) beginning December 13, 2014, in the event the investing limited partner exercises its option to take over management of the partnership, the Operating Partnership will pay the investing limited partner a one time fee of $1,500,000, and for each month thereafter, the Operating Partnership will transfer to the investing limited partner 1% of its residual profit interest in the Kubach Road Partnership after repayment of capital to the Operating Partnership in consideration of the investing partner managing the partnership and the Philadelphia Data Center.

Earnings are allocated to the Company and the noncontrolling interest based upon the terms of the substantive profit sharing arrangement. Under this arrangement, profits are first allocated in an amount equal to the operating cash flow distributions made during the period to each partner in accordance with the distribution priorities set forth in the partnership agreement. Thereafter, because the noncontrolling interest has a preference return of its capital upon liquidation, income or loss is allocated to each partner assuming the entity was liquidated at book value at the end of each reporting period, to reflect the balance of the noncontrolling interest at an amount equal to the preference it would receive upon hypothetical liquidation.

Note 4—Identified Intangible Assets

Identified intangible assets, which are included in real estate in the accompanying balance sheets, consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

In-place leases, net of accumulated amortization of $3,822 and $2,708 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 15.6 years and 15.8 years as of March 31, 2013 and December 31, 2012, respectively)	$55,556	$54,238

Above market leases, net of accumulated amortization of $175 and $135 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 9.0 years and 9.1 years as of March 31, 2013 and December 31, 2012, respectively)	966	1,006

Ground lease interest, net of accumulated amortization of $47 and $37 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 42.9 years and 43.1 years as of March 31, 2013 and December 31, 2012, respectively)	1,662	1,672

Lease commissions, net of accumulated amortization of $10 and $6 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 14.2 years and 14.4 years as of March 31, 2013 and December 31, 2012, respectively)	213	216

	$58,397	$57,132

Amortization expense for the in-place leases, lease commissions and ground leases for the three months ended March 31, 2013 and 2012 was $1,128,000 and $379,000, respectively. Amortization of the above market leases for the three months ended March 31, 2013 and 2012 was $40,000 and $20,000, respectively.

Estimated amortization expense of the identified intangible assets as of March 31, 2013, for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013 (nine months)	$3,156
2014	4,209
2015	4,209
2016	3,888
2017	3,568
Thereafter	39,367

$58,397

Note 5—Other Assets

Other assets consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $657 and $432 as of March 31, 2013 and December 31, 2012	$4,088	$3,438
Investments in unconsolidated partnerships	132	135
Accounts receivable	410	528
Accounts receivable accrued	414	752
Straight-line rent receivable	3,688	2,504
Restricted cash held in escrow	3,599	3,604
Real estate escrow deposits	210	578
Prepaid assets	774	747

	$13,315	$12,286

Amortization expense of deferred financing costs for the three months ended March 31, 2013 and 2012 was $225,000 and $23,000, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense of deferred financing costs as of March 31, 2013, for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013 (nine months)	$866
2014	1,147
2015	1,096
2016	576
2017	221
Thereafter	182

$4,088

Note 6—Investment in Notes Receivables

As of March 31, 2013 and December 31, 2012, the aggregate balance on the Company’s investment in notes receivables was $33,989,000 and $23,711,000, respectively. The Company had fixed rate notes receivables with interest rates ranging from 9.00% to 12.00% per annum and a weighted average effective interest rate of 9.44% per annum.

Notes receivables consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

			Outstanding Balance as of
Notes Receivable	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Walnut Hill Property Company, net *	10.00%	02/28/18	$13,375	$8,305
Bay Area Bridge Loan	9.00%	06/23/13	20,100	14,892
MM Peachtree Holdings *	12.00%	12/31/21	514	514

			$33,989	$23,711

*	Unconsolidated VIE

Bay Area Bridge Loan

On September 26, 2012, the Company entered into a bridge loan agreement for an aggregate principal amount of $15,000,000 (the “Bay Area Bridge Loan”) to be used for the construction of an acute care hospital in Webster, Texas. The interest rate under the bridge loan is 9% per annum. On January 31, 2013, the Company modified the Bay Area Bridge Loan agreement, pursuant to which the Company increased the bridge loan amount by, and advanced to Bay Area Hospital, an additional $5,000,000. On March 23, 2013, the borrower exercised its option to extend the maturity date from March 25, 2013 to June 23, 2013.

During the three months ended March 31, 2013, the Company recognized $97,000 of loan origination costs and $229,000 of commitment fee income, resulting in $132,000 in other income related to the bridge loan. On May 7, 2013, the borrower paid off the outstanding balance on the Bay Area Bridge Loan. See Note 17—“Subsequent Events” for additional information.

Unconsolidated Variable Interest Entities

As of March 31, 2013 and December 31, 2012, the Company had an aggregate of $13,889,000 and $8,819,000, respectively, of receivables from unconsolidated VIEs, which consisted of notes receivables. Outstanding balances of assets, liabilities and maximum exposure to loss related to variable interests in unconsolidated VIEs consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

Variable Interest in Unconsolidated VIEs	Assets as of March 31, 2013		Liabilities as of March 31, 2013	Maximum Exposure to Loss as of March 31, 2013	Assets as of December 31, 2012	Liabilities as of December 31, 2012	Maximum Exposure to Loss as of March 31, 2013
Walnut Hill Property Company	$13,375	(1)	$—	$13,375	$8,305	$—	$8,305

MM Peachtree Holdings	514		—	514	514	—	514

	$13,889		$—	$13,889	$8,819	$—	$8,819

(1)	As of March 31, 2013, the Company’s variable interest in the Walnut Hill Property Company consisted of the loan’s principal balance of $13,130,000 and origination fees of $245,000.

The Company’s maximum risk of loss associated with these variable interests lending activities is limited to these amounts. The Company may be subject to additional losses to the extent of any receivables relating to future funding.

Walnut Hill Property Investment

On March 26, 2013, the Company amended its preferred equity loan agreement with the Walnut Hill Property Company (“Walnut Hill”), pursuant to which the Company had previously agreed to provide funds to be used for the construction of a 100-bed acute care hospital, located in Dallas, Texas. In connection with the modification, the Company increased the preferred equity loan amount by an additional $5,000,000, to an aggregate of $20,000,000. The investment is collateralized by the membership interests of the entity that holds title to the real property. As of March 31, 2013, the Company had funded an aggregate of $13,130,000 under the preferred equity loan and had contractual obligations to fund an additional $6,870,000.

The interest rate under the preferred equity loan is 10% per annum. As additional consideration for making the investment, Walnut Hill agreed to pay the Company an amount of up to $4,000,000 derived from a sale of the acute care hospital. This payment will be calculated and paid in accordance with the terms of the promissory note evidencing the Walnut Hill Property investment.

MM Peachtree Holdings

On December 6, 2011, the Company entered into a loan agreement with MM Peachtree Holdings, LP (the “MM Peachtree”) to provide up to approximately $517,000 in aggregate principal loans to MM Peachtree. The loan proceeds were used to acquire MM Peachtree’s 79.47% interest in the 180 Peachtree Data Center. The loan is unsecured and the material terms provide for the following: (i) a fixed annual interest rate of 12%; (ii) a default interest rate of the lesser of 17% or the highest rate allowable by law; (iii) interest and principal payments only required from surplus cash; and (iv) a maturity date of December 31, 2021.

Note 7—Notes Payable and Credit Facility

As of March 31, 2013, the Company had total debt outstanding of $225,075,000, of which $170,075,000 related to notes payable and $55,000,000 related to the KeyBank Credit Facility. As of March 31, 2013, the Company had seven fixed rate notes payable in the aggregate amount of $132,681,000, two variable rate notes payable in the aggregate amount of $37,394,000 that were fixed through interest rate swap agreements, and $55,000,000 borrowed under the KeyBank Credit Facility that was fixed through interest rate swap agreements. As of March 31, 2013, the Company did not have any variable rate debt outstanding. As of March 31, 2013, the Company’s weighted average interest rate was 4.85%.

Notes Payable

Notes payable consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

			Outstanding Balance as of
Property	Interest Rate	Maturity Date	March 31, 2013	December 31, 2012
Richardson Data Center	5.10%	08/06/16	$15,259	$15,383
180 Peachtree Data Center	5.93%	01/06/22	54,245	54,420
St. Louis Surgical Center	4.75%	02/10/17	6,228	6,264
Northwoods Data Center	5.25%	04/10/22	3,212	3,237
HPI Integrated Medical Center	4.75%	06/28/17	5,932	5,965
Baylor Medical Center	4.67%	10/11/17	20,653	20,750
Vibra New Bedford Hospital	5.50%	10/21/17	16,741	16,828
Philadelphia Data Center	4.13%	12/06/17	33,805	34,000
Grapevine Hospital	4.50%	02/28/18	14,000	—

			$170,075	$156,847

The principal payments due on the notes payable as of March 31, 2013, for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Principal Payments	Balloon Payments	Amount
2013 (nine months)	$2,518	$—	$2,518
2014	3,564	—	3,564
2015	3,744	—	3,744
2016	3,672	13,488	17,160
2017	3,040	74,338	77,378
Thereafter	4,699	61,012	65,711

	$21,237	$148,838	$170,075

Credit Facility

On March 15, 2013, the Operating Partnership amended certain agreements related to the KeyBank Credit Facility to include Capital One National Association as a lender under the KeyBank Credit Facility and to increase the aggregate maximum principal amount available thereunder from $75,000,000 to an aggregate of up to $110,000,000, consisting of a $55,000,000 revolving line of credit, with a maturity date of November 19, 2015, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of November 19, 2016, subject to the Operating Partnership’s right to a 12-month extension. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $250,000,000.

The KeyBank Credit Facility bears interest at per annum rates equal to, at the Operating Partnership’s option, either: (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Operating Partnership. In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans at a weighted average rate of 0.91%, resulting in an interest rate under the term loans of the KeyBank Credit Facility ranging from 3.41% to 4.41% per annum. The revolving line of credit and the term loan can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available to the Operating Partnership under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. As of March 31, 2013, the borrowing base availability under the KeyBank Credit Facility was $84,739,000 and the Company had drawn down $55,000,000 thereunder. As of March 31, 2013, the Company had approximately $29,739,000 remaining available under the KeyBank Credit Facility.

Note 8—Identified Intangible Liabilities, Net

Identified intangible liabilities, net consisted of the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012

Below market leases, net of accumulated amortization of $3,489 and $2,583 as of March 31, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 18.0 years and 18.2 years as of March 31, 2013 and December 31, 2012, respectively)	$53,785	$54,022

Amortization of below market leases for the three months ended March 31, 2013 and 2012 was $906,000 and $440,000, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization of below market leases as of March 31, 2013, for the nine months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (in thousands):

Year	Amount
2013 (nine months)	$2,735
2014	3,646
2015	3,646
2016	3,462
2017	3,224
Thereafter	37,072

$53,785

Note 9—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2013, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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

Note 10—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7.0% of gross offering proceeds. In addition, SC Distributors receives up to 2.75% of gross offering proceeds as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $7,058,000 and $2,107,000 for the three months ended March 31, 2013 and 2012, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended March 31, 2013 and 2012, the Company reimbursed $1,788,000 and $355,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended March 31, 2013 and 2012, the Company incurred $1,090,000 and $1,614,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended March 31, 2013 and 2012, the Company incurred $216,000 and $0, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2013 and 2012, the Advisor earned $854,000 and $130,000, respectively, in asset management fees.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of March 31, 2013, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of March 31, 2013, the Company did not incur a listing fee.

In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees including asset management fees. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.

The Company pays Carter Management, the Company’s property manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse Carter Management and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by Carter Management and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. Carter Management and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay Carter Management an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay Carter Management, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay Carter Management a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2013 and 2012, the Company incurred $280,000 and $89,000, respectively, in property management fees to Carter Management.

Accounts Payable and Accrued Liabilities Due to Affiliates

The following amounts were outstanding to affiliates as of March 31, 2013 and December 31, 2012 (in thousands):

Entity	Fee	March 31, 2013	December 31, 2012
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$17	$3
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	817	278
Carter Validus Real Estate Management Services, LLC	Property management fees	74	63
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	87	121
Carter/Validus Advisors, LLC and its affiliates	Offering costs	4,337	5,209

		$5,332	$5,674

Note 11—Business Combinations

Period Ended March 31, 2013

For the three months ended March 31, 2013, the Company completed three acquisitions, comprised of three buildings, an aggregate 298,000 square feet of gross leasable area. The aggregate purchase price was $54,500,000, plus closing costs. See Note 3—“Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.

As of March 31, 2013, the Company had not completed its initial fair value-based purchase price allocation due to the timing of the completion of the acquisitions. It is therefore impractical to provide a summary table of management’s allocation of the fair value of these properties and supplemental pro-forma information (revenue and earnings) as though the acquisitions had occurred as of the beginning of the current year and the prior year. The Company will allocate the final purchase price of the properties acquired during the three months ended March 31, 2013 after it completes an evaluation of relevant market data, which will impact tangible assets, consisting of land and buildings, and intangible assets, consisting of the value of above-market and below-market leases and the value of in-place leases in the Company’s condensed consolidated financial statements, based in each case on their estimated fair value, as applicable.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2013 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2013, we recognized the following amounts of revenues and net loss for the properties acquired in 2013 (in thousands):

Property	Revenues	Net Income (Loss)
Grapevine Hospital	$230	$(487	)(1)
Raleigh Data Center	$101	$(613	)(2)
Andover Data Center	$13	$(287	)(3)

(1)	The Grapevine Hospital was acquired on February 25, 2013. During the three months ended March 31, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $540,000.
(2)	The Raleigh Data Center was acquired on March 21, 2013. During the three months ended March 31, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $659,000.
(3)	The Andover Data Center was acquired on March 28, 2013. During the three months ended March 31, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $288,000.

Note 12—Segment Reporting

As of March 31, 2013, the Company operated through two reportable business segments – data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers during the three months ended March 31, 2013.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, interest expense and interest income. The Company believes that net income (loss), as defined by GAAP, is the most appropriate earnings measurement. However, the Company believes that segment profit serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Summary information for the reportable segments during the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Data Centers	Medical Facilities	Three Months Ended March 31, 2013

Revenue:
Rental and parking revenue	$8,387	$4,074	$12,461
Expenses:
Rental and parking expenses	2,003	311	2,314

Segment net operating income	$6,384	$3,763	$10,147

Expenses:
General and administrative expenses			1,606
Acquisition related expenses			1,596
Depreciation and amortization			3,759

Income from operations			3,186
Other income (expense):
Interest and other income (expense)			782
Interest expense			(2,786)

Consolidated net income			$1,182

	Data Centers	Medical Facilities	Three Months Ended March 31, 2012

Revenue:
Rental and parking revenue	$4,438	$121	$4,559
Expenses:
Rental and parking expenses	1,155	6	1,161

Segment net operating income	$3,283	$115	$3,398

Expenses:
General and administrative expenses			315
Acquisition related expenses			2,094
Depreciation and amortization			1,160

Loss from operations			(171)
Other income (expense):
Interest and other income (expense)			(8)
Interest expense			(1,141)

Consolidated net loss			$(1,320)

Assets and capital additions by reportable segments as of March 31, 2013 and December 31, 2012 are as follows (in thousands):

	March 31, 2013	December 31, 2012
Assets by segment:
Data centers	$324,348	$295,021
Medical facilities	182,278	158,743
All other	55,673	30,033

Total assets	$562,299	$483,797

	March 31, 2013	December 31, 2012
Capital additions by segment:
Data centers	$31,646	$219,266
Medical facilities	23,000	147,344
All other	—	—

Total capital additions	$54,646	$366,610

Note 13—Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2013, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $702,000 will be reclassified from other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Outstanding Notional Amount as of March 31, 2013	Outstanding Notional Amount as of December 31, 2012	Effective Dates	Maturity Dates	Fair Value of Liability as of March 31, 2013	Fair Value of Liability as of December 31, 2012

Interest Rate Swap	Derivative liabilities	$92,394	$75,100	10/12/2012 to 04/01/2013	10/11/2017 to 11/19/2017	$(1,035)	$(963)

Additional disclosures related to the fair value of the Company’s derivative instruments are included in Note 2—“Summary of Significant Accounting Policies” to these condensed consolidated financial statements. The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss) (“OCI”).

The table below summarizes the amount of income or losses recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2013 (amounts in thousands):

	Three Months Ended
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	March 31, 2013	March 31, 2012

Amount of loss recognized in OCI on derivatives (effective portion)	$(219)	$—

Amount of loss reclassified from accumulated OCI into income (effective portion)	$(147)	$—

As of March 31, 2012, the Company did not have any derivative instruments.

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1,150,000. As of March 31, 2013, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2013 and December 31, 2012 (in thousands):

Offsetting of Derivative Assets
Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

March 31, 2013	$—	$—	$—	$—	$—	$—

December 31, 2012	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

March 31, 2013	$1,035	$—	$1,035	$—	$—	$1,035

December 31, 2012	$963	$—	$963	$—	$—	$963

The Company reports derivatives in the accompanying condensed consolidated balance sheets as derivative assets and derivative liabilities.

Note 14—Accumulated Other Comprehensive Loss

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component for the three months ended March 31, 2013 (in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$(963)	$(963)
Other comprehensive loss before reclassification	(219)	(219)
Amounts reclassified from accumulated other comprehensive loss to net income (effective portion)	147	147

Net current period other comprehensive loss	(72)	(72)

Balance as of March 31, 2013	$(1,035)	$(1,035)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2013:

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$147	Interest expense

	$147

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

Note 16—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on non-vested restricted shares. For the three months ended March 31, 2013, diluted earnings per share reflect the effect of 16,000 non-vested shares of restricted common stock that were outstanding as of such period. For the three months ended March 31, 2012, there were 13,500 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were antidilutive during the period.

Note 17—Subsequent Events

Status of the Offering

As of May 6, 2013, the Company had received and accepted subscriptions for 32,424,000 shares of the Company’s common stock, or $322,274,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of May 6, 2013, the Company had approximately 142,576,000 shares of common stock remaining in the Offering.

Distributions Paid

On April 1, 2013, the Company paid aggregate distributions of $1,584,000 ($872,000 in cash and $712,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2013 through March 31, 2013. On May 1, 2013, the Company paid aggregate distributions of $1,727,000 ($944,000 in cash and $783,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2013 through April 30, 2013.

Distributions Declared

On May 6, 2013, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2013 and ending on August 31, 2013. The distributions for June 2013 will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the June 2013, July 2013 and August 2013 periods will be paid in July 2013, August 2013 and September 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Bay Area Preferred Equity Loan and Repayment of the Bay Area Bridge Loan

On May 7, 2013, the Company entered into a preferred equity loan agreement with Bay Area Hospital Property Company, LLC (the “Bay Area Preferred Equity Loan”) for an aggregate principal amount of $22,500,000 to be used to repay the Bay Area Bridge Loan and for the construction of the Bay Area Hospital. Coincident with the entry into the Bay Area Preferred Equity Loan and using proceeds thereunder, the borrower repaid the $20,000,000 outstanding balance under the Bay Area Bridge Loan.

The Bay Area Preferred Equity Loan is collateralized by the membership interest in the members of the parent company of Bay Area Hospital Real Estate, LLC (the “Holding Company”), and is guaranteed by the Holding Company and the two members of the Holding Company.

The Bay Area Preferred Equity Loan bears interest at a per annum rate equal to 17%. The borrower will pay a current interest rate of 10% per annum and will accrue interest at 7% (the “Exit Interest”) per annum based on the average daily outstanding balance during the term of the loan. The Exit Interest is due upon repayment of the loan. The loan can be prepaid in accordance with the terms of the loan agreement and matures in November 2018. As of May 7, 2013, the Company had funded $22,500,000 under the Bay Area Preferred Equity Loan.

Victory/Walnut Hill Bridge Loan

On May 7, 2013, the Company entered into a loan agreement to provide interim funding in the aggregate principal amount of $10,000,000 (the “Victory/Walnut Hill Bridge Loan”) until the borrower sells two hospitals that are currently under development.

The Victory/Walnut Hill Bridge Loan bears interest at a per annum rate equal to 12% and matures upon the earlier to occur of (i) the sale or refinancing of the hospitals under development; (ii) May 7, 2014; and (iii) the date on which all of the liabilities of the borrower become due and payable. As of May 7, 2013, the Company had funded $10,000,000 under the Victory/ Walnut Hill Bridge Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013 (the “2012 Annual Report on Form 10-K”).

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See Item 1A. “Risk Factors” of our 2012 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We are a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes.

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”). The SEC first declared our registration statement effective as of December 10, 2010. We will sell shares of our common stock in our Offering until the earlier of December 10, 2013, or the date on which the maximum offering amount has been sold; provided, however, that our board of directors may extend our offering as permitted under applicable law, or we may extend our offering with respect to shares of our common stock offered pursuant to the DRIP. As of March 31, 2013, we had received and accepted subscriptions in our offering for 28,030,000 shares of our common stock, or $278,614,000, including shares of our common stock issued pursuant to the DRIP.

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

We currently operate through two reportable business segments – data centers and medical facilities. As of March 31, 2013, we had completed 18 acquisitions (including two properties owned through consolidated partnerships) comprised of 22 buildings and parking facilities and approximately 1,543,000 square feet of gross leasable area for an aggregate purchase price of $448,984,000. As of March 31, 2013, we also invested in a secured preferred equity loan and a bridge loan in the principal amount of $13,130,000 and $20,000,000, respectively.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2012 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2012 Annual Report on Form 10-K.

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

Distributions

For the three months ended March 31, 2013, we paid distributions of approximately $3,652,000, of which $2,035,000 was paid in cash and $1,617,000 was reinvested in shares of our common stock pursuant to the DRIP. From the distributions paid, $3,652,000, or 100%, was paid from cash flows provided by operations of $4,085,000. During the three months ended March 31, 2012, we paid distributions of approximately $593,000, of which $304,000 was paid in cash and $289,000 was reinvested in shares of common stock pursuant to the DRIP. The distributions were paid from proceeds of the Offering and common stock pursuant to the DRIP and none of the distributions were paid from cash flows used in operations of $591,000. As of March 31, 2013, cumulative since inception, we paid distributions of $10,095,000, of which $5,464,000 was paid in cash and $4,631,000 was reinvested in shares of our common stock pursuant to the DRIP. Net income and funds from operations (“FFO”) were $863,000 and $3,803,000, respectively, for the three months ended March 31, 2013.

For a discussion of distributions paid subsequent to March 31, 2013, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Standards” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Segment Reporting

The Company reports its financial performance based on two reporting segments. The following is a discussion of the results of operations on these two business segments. See Note 12—“Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s two segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of March 31, 2013 and 2012.

	March 31, 2013	March 31, 2012
Number of commercial properties	18	5
Approximate aggregate rentable square feet (1)	1,543,000	440,000
Percentage of rentable square feet leased	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity during the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Commercial properties acquired	3	4
Approximate aggregate purchase price of acquired properties	$54,500,000	$117,620,000
Approximate aggregate rentable square feet (1)	297,870	420,012

(1)	Excludes parking facilities.

As shown in the table above, we owned 18 commercial properties as of March 31, 2013, compared to five commercial properties as of March 31, 2012. Accordingly, our results of operations for the three months ended March 31, 2013, as compared to the three months ended March 30, 2012, are not comparable; therefore, we have not included the percentage change.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Rental and Parking Revenue

Rental and parking revenue for the three months ended March 31, 2013 and 2012 was $10,621,000 and $3,597,000, respectively. For the three months ended March 31, 2013, rental revenue primarily comprised of base rent of $8,075,000, amortization of above- and below-market leases and straight-line rent of $2,051,000, parking revenue of $483,000 and miscellaneous revenue of $12,000. For the three months ended March 31, 2012, rental revenue primarily comprised of base rent of $2,445,000, amortization of below-market lease and straight-line rent of $750,000 and parking revenue of $402,000.

As of March 31, 2013 and 2012, our properties were 100% leased.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the three months ended March 31, 2013 and 2012, tenant reimbursement income was $1,840,000 and $962,000, respectively.

Rental and Parking Expenses

Rental and parking expenses for the three months ended March 31, 2013 and 2012 were $2,314,000 and $1,161,000, respectively. For the three months ended March 31, 2013, rental and parking expenses consisted primarily of utility costs of $724,000, real estate taxes of $665,000, repair and maintenance costs of $257,000, personnel costs of $186,000, property management fees of $280,000, insurance costs of $91,000, administrative and other costs of $78,000 and professional fees of $33,000. For the three months ended March 31, 2012, rental and parking expenses consisted primarily of utilities of $472,000, real estate taxes of $186,000, repair and maintenance fees of $179,000, personnel costs of $152,000, property management fees of $89,000, administrative costs of $68,000 and insurance costs of $15,000.

General and Administrative Expenses

For the three months ended March 31, 2013 and 2012, general and administrative expenses were approximately $1,606,000 and $315,000, respectively. For the three months ended March 31, 2013, general and administrative expenses consisted of personnel costs of $165,000, professional and legal fees of approximately $440,000, reporting costs of $18,000, board of directors’ fees and expenses of approximately $53,000, insurance costs of $29,000, asset management fees of $854,000 and administrative costs of $47,000. For the three months ended March 31, 2012, general and administrative expenses consisted of professional and legal fees of $140,000, board of directors’ fees and expenses of $22,000, asset management fees of $130,000, insurance of $21,000 and other costs of $2,000.

Acquisition Related Expenses

Acquisition related expenses for the three months ended March 31, 2013 and 2012 were approximately $1,596,000 and $2,094,000, respectively. For the three months ended March 31, 2013, these expenses related primarily to three acquisitions during the period, including acquisition fees of $1,090,000 incurred to our Advisor or its affiliates. For the three months ended March 31, 2012, acquisition related expenses related primarily to expenses associated with the four property acquisitions during the period, including acquisition fees of $1,614,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the three months ended March 31, 2013 and 2012 was approximately $3,759,000 and $1,160,000, respectively. For the three months ended March 31, 2013, depreciation and amortization consisted of depreciation on our real estate properties of $2,632,000 and amortization on our identified intangible assets of $1,127,000. For the three months ended March 31, 2012, depreciation and amortization consisted primarily of depreciation on our real estate properties of $781,000 and amortization on our identified intangible assets of $379,000.

Interest and Other Income (Expense)

Interest and other income (expense) for the three months ended March 31, 2013 and 2012 was approximately $782,000 and ($8,000), respectively. For the three months ended March 31, 2013, interest and other income (expense) related to investment interest income of $660,000 and loan commitment fees of $229,000, offset by loan origination costs of $107,000. For the three months ended March 31, 2012, interest and other income (expense) related to investment interest income of $17,000, offset by a loss in unconsolidated partnerships of $25,000.

Interest Expense

Interest expense for the three months ended March 31, 2013 and 2012 was $2,786,000 and $1,141,000, respectively. For the three months ended March 31, 2013, $2,561,000 related to interest expense on notes payable and the Credit Facility, and $225,000 related to amortization of debt issue costs. For the three months ended March 31, 2012, interest expense of $1,141,000 related to our notes payable of $1,118,000 and amortization of debt issue costs of $23,000.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. During the three months ended March 31, 2013, we paid approximately $7,058,000 in selling commissions and dealer-manager fees and we reimbursed our Advisor, or its affiliates, approximately $1,788,000 and incurred approximately $9,504,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of March 31, 2013.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer-manager fees are charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 10—“Related Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources

Our sources of funds are primarily the net proceeds of the Offering, operating cash flows and borrowings. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our future indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor, or its affiliates, and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs, and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

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

When we acquire a property, our Advisor prepares a capital plan that contemplates the estimated capital needs of that investment. In addition to operating expenses, capital needs may also include costs of refurbishment, tenant improvements or other major capital expenditures. The capital plan also sets forth the anticipated sources of the necessary capital, which may include a line of credit or other loans established with respect to the investment, operating cash generated by the investment, additional equity investments from us or our joint venture partners or, when necessary, capital reserves. Any capital reserve would be established from the gross proceeds of the Offering, proceeds from sales of other investments, operating cash generated by other investments or other cash on hand. In some cases, a lender may require us to establish capital reserves for a particular investment. The capital plan for each investment will be adjusted through ongoing, regular reviews of our portfolio or as necessary to respond to unanticipated additional capital needs.

We, through the Operating Partnership, are a party to a credit agreement with KeyBank National Association (the “KeyBank Loan Agreement”) to obtain a secured revolving credit facility in an aggregate maximum principal amount of $110,000,000 (as amended from time to time, the “KeyBank Credit Facility”) consisting of a $55,000,000 revolving line of credit, and a $55,000,000 term loan. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes. Additional financial institutions are expected to become lenders under the KeyBank Loan Agreement and, subject to certain conditions, the KeyBank Credit Facility can be increased up to $250,000,000.

The KeyBank Credit Facility bears interest at per annum rates equal to, at the operating partnership’s option, either: (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Operating Partnership. In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans at a weighted average rate of 0.91%, resulting in an interest rate under the term loans of the KeyBank Credit Facility ranging from 3.41% to 4.41% per annum. The revolving line of credit and the term loans can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available for the Operating Partnership to borrow under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. Each subsidiary of the Operating Partnership in the collateral pool is a party to, and guarantor of, the KeyBank Loan Agreement. As of March 31, 2013, the borrowing base availability under the KeyBank Credit Facility was $84,739,000 and we had drawn down $55,000,000 under the KeyBank Credit Facility. As of March 31, 2013, we had approximately $29,739,000 remaining available under the KeyBank Credit Facility.

Cash Flows

Net cash flows provided by operating activities for the three months ended March 31, 2013 was approximately $4,085,000 and net cash flows used in operating activities for the three months ended March 31, 2012 was approximately $591,000. For the three months ended March 31, 2013, net cash flows provided by operating activities related to rental revenue received in cash and deferred revenue, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Net cash flows used in investing activities for the three months ended March 31, 2013 and 2012 was $64,425,000 and $76,282,000, respectively. For the three months ended March 31, 2013, net cash flows used in investing activities related to the acquisition of three of our real estate properties, investment in real estate notes receivable, payments and collection of real estate escrow deposits and capital expenditures. Net cash flows from investing activities are dependent upon investment of our offering proceeds in real estate and real estate-related investments.

Net cash flows provided by financing activities for the three months ended March 31, 2013 and 2012 was approximately $76,019,000 and $81,008,000, respectively. For the three months ended March 31, 2013, such cash flows related primarily to funds raised from investors in our Offering of $75,846,000, proceeds from our mortgage notes payable of $14,000,000, proceeds from the KeyBank Credit Facility of $17,500,000, collection of escrow funds of $768,000, offset by principal payments on our mortgage notes payable in the amount of $772,000, payments on the KeyBank Credit Facility of $18,000,000, deferred financing costs of $875,000, cash distributions to our stockholders of $2,035,000, offering costs of $8,846,000, distributions to noncontrolling interests in a consolidated partnership of $775,000, repurchase of shares of our common stock of $96,000 and payments to escrow funds of $696,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to acquire more properties.

Contractual Obligations

As of March 31, 2013, we had approximately $225,075,000 of debt outstanding. See Note 7—“Notes Payable and Credit Facility” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of March 31, 2013 were as follows (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Principal payments - fixed rate debt (1)	$3,069	$7,727	$161,241	$53,038	$225,075
Interest payments - fixed rate debt (2)	10,013	22,005	15,024	11,968	59,010

Total	$13,082	$29,732	$176,265	$65,006	$284,085

(1)	Principal payments reflect actual payments based on face amount of notes payable.
(2)	As of March 31, 2013, we had $92.4 million of variable rate debt and borrowings that were fixed through the use of interest rate swaps. We used the fixed rates under our swap agreements to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 10—“Related Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

The following is a reconciliation of net loss attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2013 and 2012 (in thousands except share data):

	Three Months Ended March 31,
	2013	2012
Net income (loss) attributable to the Company	$863	$(1,168)
Adjustments:
Depreciation and amortization - real estate	3,759	1,160
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(819)	(772)

FFO	$3,803	$(780)

Adjustments:
Acquisition related expenses	$1,596	$2,094
Amortization of above and below market lease	(867)	(421)
Amortization of straight-line rents	(1,184)	(328)
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	514 (1)	(355	)(2)

MFFO	$3,862	$210

Weighted average common shares outstanding - basic	23,938,747	4,076,195

Weighted average common shares outstanding - diluted	23,954,477	4,076,195

Net income (loss) per common share - basic	$0.04	$(0.29)

Net income (loss) per common share - diluted	$0.04	$(0.29)

FFO per common share - basic	$0.16	$(0.19)

FFO per common share - diluted	$0.16	$(0.19)

(1)	Of this amount, $149,000 related to straight-line rents and $365,000 related to above and below market leases.
(2)	Of this amount, $222,000 related to straight-line rents, $313,000 related to above and below market leases and $ (890,000) related to acquisition expenses.

Subsequent Events

For a discussion of subsequent events, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Our objectives in managing interest rate risks seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and may continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings. We are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of March 31, 2013, we had an aggregate of approximately $225.0 million outstanding on notes payable and the Key Bank Credit Facility, $92.4 million of which was fixed through the use of interest rate swaps. As of March 31, 2013, we did not have any variable rate debt outstanding.

As of March 31, 2013, we had four interest rate swap agreements outstanding, which mature on various dates from October 2017 through November 2017, with an aggregate notional amount under the swap agreements of $92.4 million and an aggregate net fair value of $(1.0) million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2013, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.0 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2013, were effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

During the three months ended March 31, 2013, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
1/1/2013	1/31/2013	—	$—	—	(1)
2/1/2013	2/28/2013	10,325	$9.25	10,325	(1)
3/1/2013	3/31/2013	—	$—	—	(1)

Total		10,325		10,325

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended March 31, 2013, we redeemed approximately $95,517 of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 2013 redemption date.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175.0 million shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150.0 million shares of common stock for $10.00 per share and up to 25.0 million shares of common stock pursuant to our distribution reinvestment plan for $9.50 per share, for a maximum offering of up to $1,738.0 million.

As of March 31, 2013, we had received subscriptions for and issued approximately 28.0 million shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $278.6 million (before selling commissions of $17.8 million and dealer-manager fees of $7.6 million, for net proceeds of approximately $253.2 million). From the net offering proceeds, we paid $6.9 million in acquisition fees to our Advisor, $4.9 million in acquisition costs and $5.1 million in organization and offering costs to our Advisor and to SC Distributors as of March 31, 2013. With the remaining net offering proceeds, joint venture equity and indebtedness, we acquired $482.6 million in total gross real estate and related assets, net of gross intangible lease obligations. As of March 31, 2013, a total of $4.6 million in distributions were reinvested in, and 0.5 million shares of common stock were issued pursuant to, the DRIP.

As of March 31, 2013, approximately $4.3 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: May 14, 2013	By	/S/ JOHN E. CARTER
John E. Carter Chief Executive Officer and President (Principal Executive Officer)

Date: May 14, 2013	By	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.2	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.3	Multi Product Subscription Agreement (included as Exhibit G to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit H to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.5	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	First Amendment to First Amended and Restated Credit Agreement and Amendment to Unconditional Guaranty of Payment and Performance, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated March 15, 2013 (included as Exhibits 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.2	Term Loan Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.3	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.