Form 10-Q
period 2013-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2013-08-09
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 5, 2013, there were 44,628,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2013 and December 31, 2012

(in thousands, except share amounts)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$44,390	$34,577
Buildings and improvements ($95,378 and $95,182 related to VIE)	444,765	357,559
Acquired intangible assets ($16,187 and $16,187 related to VIE)	67,774	60,019

	556,929	452,155

Less: accumulated depreciation and amortization ($6,246 and $4,090 related to VIE)	(16,675)	(8,732)

Total real estate, net ($109,599 and $111,559 related to VIE)	540,254	443,423
Cash and cash equivalents ($481 and $463 related to VIE)	43,752	4,377
Derivative assets	801	—
Notes receivables	60,317	23,711
Other assets ($3,981 and $4,078 related to VIE)	15,157	12,286

Total assets	$660,281	$483,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($54,084 and $54,420 related to VIE)	$169,259	$156,847
Credit Facility	55,000	55,500
Accounts payable due to affiliates ($12 and $31 related to VIE)	3,716	5,674
Accounts payable and other liabilities ($1,400 and $1,398 related to VIE)	8,106	6,913
Derivative liabilities	17	963
Intangible lease liabilities, less accumulated amortization of $4,501 and $2,583, respectively ($17,393 and $18,375 related to VIE)	55,775	54,022

Total liabilities	291,873	279,919
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 39,415,612 and 20,261,611 shares issued, respectively; 39,379,285 and 20,241,478 shares outstanding, respectively	394	202
Additional paid-in capital	343,028	172,602
Accumulated distributions in excess of earnings	(23,518)	(16,393)
Accumulated other comprehensive income (loss)	784	(963)

Total stockholders’ equity	320,688	155,448
Noncontrolling interests in consolidated partnerships	47,719	48,429
Noncontrolling interests in operating partnership	1	1

Total equity	368,408	203,878

Total liabilities and stockholders’ equity	$660,281	$483,797

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months Ended June 30, 2013 and 2012

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue:
Rental and parking revenue	$11,628	$4,236	$22,249	$7,833
Tenant reimbursement income	2,475	1,247	4,315	2,209

Total revenue	14,103	5,483	26,564	10,042
Expenses:
Rental and parking expenses	3,057	1,533	5,371	2,694
General and administrative expenses	1,175	114	2,781	429
Acquisition related expenses	1,601	1,019	3,197	3,113
Depreciation and amortization	4,105	1,523	7,864	2,683

Total expenses	9,938	4,189	19,213	8,919

Income from operations	4,165	1,294	7,351	1,123

Other income (expense):
Interest and other income	1,478	12	2,260	4
Interest expense	(3,121)	(1,200)	(5,907)	(2,341)

Total other income (expense)	(1,643)	(1,188)	(3,647)	(2,337)

Consolidated net income (loss)	2,522	106	3,704	(1,214)
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	(521)	(768)	(840)	(616)

Net income (loss) attributable to the Company	$2,001	$(662)	$2,864	$(1,830)

Other comprehensive income (loss):
Unrealized gain on interest rate swaps	1,819	—	1,747	—

Other comprehensive income	1,819	—	1,747	—

Comprehensive income (loss) attributable to the Company	$3,820	$(662)	$4,611	$(1,830)

Weighted average number of common shares outstanding:
Basic	33,830,429	7,233,405	28,911,913	5,654,878

Diluted	33,844,471	7,233,405	28,926,705	5,654,878

Net income (loss) per common share attributable to common stockholders:
Basic	$0.06	$(0.09)	$0.10	$(0.32)

Diluted	$0.06	$(0.09)	$0.10	$(0.32)

Distributions declared per common share	$0.17	$0.18	$0.35	$0.35

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2013

(in thousands, except for share data)

(Unaudited)

				Accumulated	Accumulated	Noncontrolling	Noncontrolling
	Common Stock		Additional	Distributions	Other	Interests In	Interests In	Total
	No. of	Par	Paid in	in Excess	Comprehensive	Operating	Consolidated	Stockholders’
	Shares	Value	Capital	of Earnings	Income (Loss)	Partnership	Partnership	Equity
Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$1	$48,429	$203,878
Issuance of common stock	18,724,671	188	186,147	—	—	—	—	186,335
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	423,330	4	4,017	—	—	—	—	4,021
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,550)	(1,550)
Distributions declared to common stockholders	—	—	—	(9,989)	—	—	—	(9,989)
Commissions on sale of common stock and related dealer-manager fees	—	—	(17,348)	—	—	—	—	(17,348)
Other offering costs	—	—	(2,269)	—	—	—	—	(2,269)
Redemption of common stock	(16,194)	—	(151)	—	—	—	—	(151)
Stock-based compensation	—	—	30	—	—	—	—	30
Other comprehensive income	—	—	—	—	1,747	—	—	1,747
Net income	—	—	—	2,864	—	—	840	3,704

Balance, June 30, 2013	39,379,285	$394	$343,028	$(23,518)	$784	$1	$47,719	$368,408

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2013 and 2012

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$3,704	$(1,214)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,864	2,683
Amortization of debt issue costs	517	110
Amortization of straight-line rent	(2,320)	(736)
Amortization of intangible lease liability	(1,918)	(994)
Amortization of origination costs and commitment fees	(231)	—
Amortization of intangible lease assets	80	55
Deferred revenue	63	—
Stock-based compensation	30	20
Changes in operating assets and liabilities:
Accounts payable and other liabilities	102	1,654
Accounts payable due to affiliates	308	(190)
Other assets, net	(153)	(1,226)

Net cash provided by operating activities	8,046	162

Cash flows from investing activities:
Investment in real estate and other assets	(100,900)	(134,144)
Capital expenditures	(251)	(335)
Payments of real estate escrow deposits	(1,905)	(10,080)
Collections of real estate escrow deposits	2,273	49,654
Other deposits	(167)	(196)
Notes receivables advances	(55,500)	—
Collections of notes receivable	20,000	—
Origination costs net of commitment fees related to notes receivable	(875)	—

Net cash used in investing activities	(137,325)	(95,101)

Cash flows from financing activities:
Proceeds from notes payable	14,000	70,703
Payments on notes payable	(1,588)	(552)
Proceeds from line of credit	17,500	—
Payments of line of credit	(18,000)	—
Payments of deferred financing costs	(1,059)	(1,529)
Repurchase of common stock	(151)	(119)
Offering costs on issuance of common stock	(21,883)	(6,365)
Distributions to stockholders	(4,940)	(853)
Proceeds from issuance of common stock	186,335	59,133
Payments to escrow funds	(1,877)	(2,032)
Collection of escrow funds	1,867	487
Distributions to noncontrolling interests in consolidated partnerships	(1,550)	(1,109)

Net cash provided by financing activities	168,654	117,764

Net change in cash	39,375	22,825
Cash and cash equivalents—Beginning of period	4,377	8,969

Cash and cash equivalents—End of period	$43,752	$31,794

Supplemental disclosure of non-cash transactions:
Accrued offering costs due to affiliates	$2,943	$5,209
Common stock issued through distribution reinvestment plan	$4,021	$791
Net unrealized gain on interest rate swap	$1,747	$—
Distributions declared and unpaid	$2,153	$487
Supplemental cash flow disclosures:
Interest paid	$5,240	$1,885

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2013

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. The Company operates through two reportable business segments – data centers and medical facilities. As of June 30, 2013, the Company owned 22 properties (including two properties owned through consolidated partnerships) comprising 1.70 million rentable square feet of single- and multiple-tenant commercial space located in 17 metropolitan statistical areas (“MSAs”). As of June 30, 2013, the rentable space at these properties was 100% leased. As of June 30, 2013, the Company also invested in secured preferred equity loans in the aggregate principal amount of $40,650,000 and a bridge loan in the principal amount of $18,000,000.

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

As of June 30, 2013, the Company had issued approximately 39,386,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $391,508,000 before selling commissions and dealer-manager fees of approximately $35,701,000 and other offering costs of approximately $10,857,000. As of June 30, 2013, the Company had approximately 135,614,000 shares of common stock remaining in the Offering.

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

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

As of June 30, 2013, the Company consolidated the accounts of one VIE, the entity that owns the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance. The significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying condensed consolidated balance sheets. For the six months ended June 30, 2013, cash flows related to the 180 Peachtree Data Center consisted of $2,188,000 in cash provided by operating activities, $224,000 in cash used in investing activities and $1,946,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of June 30, 2013, the Company determined that three of its loan investments were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance. See Note 6—“Investment in Notes Receivables.”

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Notes Receivables

As of June 30, 2013, the Company had investments in four notes receivables, which represented loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and commitment fees, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. Interest income earned on notes receivables for the three months ended June 30, 2013 and 2012 was $1,475,000 and $15,000, respectively, and for the six months ended June 30, 2013 and 2012 was $2,260,000 and $32,000, respectively.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due on notes receivable as of June 30, 2013. A note receivable is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivables is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to notes receivables for the six months ended June 30, 2013.

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

Restricted Cash Held in Escrow

Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of lender escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable. Restricted cash is reported in other assets on the balance sheets. See Note 5—“Other Assets.”

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

Notes payable – Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $134,093,000 and $121,724,000 as of June 30, 2013 and December 31, 2012, respectively. The carrying value of the notes payable – fixed rate was $132,048,000 and $119,269,000 as of June 30, 2013 and December 31, 2012, respectively.

Notes payable – Variable and KeyBank Credit Facility—As of June 30, 2013, the fair value of the notes payable – variable and the secured credit facility with KeyBank National Association in the aggregate maximum principal amount of $110,000,000 (as amended, the “KeyBank Credit Facility”) each approximates its carry value as the interest rate on these instruments resets to market on a monthly basis. The carrying value of the notes payable – variable was $37,211,000 and $37,578,000 as of June 30, 2013 and December 31, 2012, respectively. The carrying value of the KeyBank Credit Facility was $55,000,000 and $55,500,000 as of June 30, 2013 and December 31, 2012, respectively. See Note 7—“Notes Payable and Credit Facility” and Note 17—“Subsequent Events” for additional information on the KeyBank Credit Facility.

Derivative instruments—The Company’s derivative instruments represent interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$801	$—	$801
Liabilities:
Derivative liabilities	$—	$(17)	$—	$(17)

	December 31, 2012
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$(963)	$—	$(963)

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

Concentration of Credit Risk and Significant Leases

As of June 30, 2013, the Company had cash on deposit, including restricted cash, in seven financial institutions, all of which had deposits in excess of current federally insured levels totaling $43.6 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its operating accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited. The Company performs credit evaluations of prospective tenants and security deposits are obtained upon lease execution.

Based on leases in effect as of June 30, 2013, the Company owned properties in 17 MSAs (including two properties owned through consolidated partnerships), three of which each accounted for 10.0% or more of annualized rental revenues. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for an aggregate of 26.2% of annualized rental revenues in effect as of June 30, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 18.6% of annualized rental revenues in effect as of June 30, 2013, and properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 12.1% of annualized rental revenues in effect as of June 30, 2013.

Based on leases in effect as of June 30, 2013, the Company’s two reportable business segments, data centers and medical facilities, accounted for annualized base rent of 57.4% and 42.6%, respectively, of the June 30, 2013 annualized base rent. As of June 30, 2013, leases with two tenants each accounted for 10% or more of the Company’s annualized rental revenues, which in total accounted for 23% of total annualized rental revenues. The leases with Level 3 Communications, LLC accounted for a total of 11.3% of the Company’s annualized rental revenue in effect as of June 30, 2013 and the lease with the Vanguard Group, Inc. accounted for 12.1% of the Company’s annualized rental revenue in effect as of June 30, 2013.

Stockholders’ Equity

As of June 30, 2013, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of June 30, 2013, the Company had approximately 39,416,000 shares of common stock issued and 39,379,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the six months ended June 30, 2013, the Company received valid redemption requests relating to approximately 16,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $151,000 (an average of $9.44 per share).

Distributions and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of June 30, 2013, the Company paid aggregate distributions, since inception, of approximately $15,403,000 ($8,367,000 in cash and $7,036,000 of which were reinvested in shares of common stock pursuant to the DRIP), calculated at the current annual rate of 7.0%. As of June 30, 2013, the Company had distributions payable of approximately $2,153,000. These distributions were paid on July 1, 2013, $1,156,000 of which was paid in cash and $997,000 of which was reinvested in shares of common stock pursuant to the DRIP.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of June 30, 2013, the Company operated through two reportable business segments – data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—“Segment Reporting” for a further discussion on the reportable segments of the Company.

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company records all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the condensed consolidated statements of operations and comprehensive income (loss) during the current period.

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

In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings in the same line item associated with forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the condensed consolidated statements of operations and comprehensive income (loss) during the current period.

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Bench Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The objective of ASU 2013-10 is to provide for the inclusion of the Federal Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the currently considered benchmark interest rates: the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, ASU 2013-10 removes the restriction on using different benchmark rates for similar hedges. The adoption of ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 is not expected to have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Land	$44,390	$34,577
Buildings and improvements	444,765	357,559
Identified intangible assets	67,774	60,019

	556,929	452,155
Less: accumulated depreciation and amortization	(16,675)	(8,732)

	$540,254	$443,423

Depreciation and amortization expense for the three months ended June 30, 2013 and 2012 was $4,105,000 and $1,523,000, respectively, and $7,864,000 and $2,683,000 for the six months ended June 30, 2013 and 2012, respectively. In addition to the property acquisitions discussed below, for the three months ended June 30, 2013 and 2012, the Company had capital expenditures of $105,000 and $279,000, respectively, and for the six months ended June 30, 2013 and 2012, the Company had capital expenditures of $251,000 and $335,000, respectively, related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the six months ended June 30, 2013, acquisition fees and acquisition related costs totaled $3,197,000 and did not exceed 6.0% of the purchase price of the Company’s acquisitions during such period.

Acquisitions in 2013

During the six months ended June 30, 2013, the Company completed seven acquisitions, comprised of seven buildings, from unaffiliated parties. The aggregate purchase price of these properties was $100,900,000, of which the Company financed an aggregate amount of $14,000,000 and paid the remainder in cash. In addition, the Company paid an aggregate of $2,018,000 in acquisition fees to the Advisor, or its affiliates, in connection with these acquisitions.

During the three months ended March 31, 2013, the Company completed three acquisitions for an aggregate purchase price of $54,500,000. As of March 31, 2013, the Company had not completed its initial fair value-based purchase price allocation because it was still evaluating relevant market data. As of March 31, 2013, the Company recorded these acquisitions in land in the amount of $962,000, buildings and improvements in the amount of $51,775,000, intangible assets in the amount of $2,432,000 and intangible liabilities in the amount of $669,000 on the condensed consolidated balance sheet. As of June 30, 2013, these amounts were reclassified and the Company recorded the fair value-based purchase price allocation for these acquisitions as follows (amounts in thousands):

Total
Land	$5,150
Buildings and improvements	43,646
In-place leases	7,156
Tenant improvements	2,218

Total assets acquired	58,170

Below market leases	(3,670)

Total liabilities acquired	(3,670)

Net assets acquired	$54,500

During the three months ended June 30, 2013, the Company completed four acquisitions for an aggregate purchase price of $46,400,000. As of June 30, 2013, the Company had not completed its initial fair value-based purchase price allocation for two of these acquisitions due to the timing of the completion of the acquisitions. The Company recorded the two acquisitions in land in the amount of $4,025,000 and buildings and improvements in the amount of $33,360,000 on the condensed consolidated balance sheet.

The following is a summary of the acquisitions for the six months ended June 30, 2013 (amounts in thousands):

Property	MSA	Date Acquired	Type	Ownership Percentage	Purchase Price	Mortgage Loans Payable		Acquisition Fees to Advisor or its Affiliates (1)
Grapevine Hospital	Dallas - Fort Worth - Arlington, TX	02/25/2013	Medical Facility	100.0%	23,000	14,000		460
Raleigh Data Center	Raleigh - Cary, NC	03/21/2013	Data Center	100.0%	19,500	—	(2)	390
Andover Data Center	Boston - Cambridge - Quincy, MA	03/28/2013	Data Center	100.0%	12,000	—	(2)	240
Wilkes-Barre Healthcare Facility	Scranton - Wilkes - Barre, PA	05/31/2013	Medical Facility	100.0%	4,375	—	(2)	88
Fresenius Healthcare Facility	Elkhart - Goshen, IN	06/11/2013	Medical Facility	100.0%	4,640	—	(2)	93
Leonia Data Center	New York - Northern New Jersey - Long Island	06/26/2013	Data Center	100.0%	14,760	—	(3)	295
Physicians’ Specialty Hospital	Fayetteville - Springdale - Rogers, AR	06/28/2013	Medical Facility	100.0%	22,625	—	(3)	452

					$100,900	$14,000		$2,018

(1)	Generally, the Advisor or its affiliates were paid, as compensation for services rendered in connection with the investigation, selection and acquisition of the Company’s properties, an acquisition fee of 2.0% of the contract purchase price for each property acquired.
(2)	As of June 30, 2013, these properties were added to the KeyBank Credit Facility borrowing base. See Note 7—“Notes Payable and Credit Facility.”
(3)	Subsequent to June 30, 2013, these properties were added to the KeyBank Credit Facility borrowing base. See Note 17— “Subsequent Events” for additional information.

Amended Partnership Agreement — Philadelphia Data Center

The Company acquired the Philadelphia Data Center, a 121,000 square foot data center, located in Philadelphia, Pennsylvania, on November 13, 2012. On March 31, 2013, the Operating Partnership entered into an amended and restated partnership agreement for DC-2000 Kubach Road, LP (the “Kubach Road Partnership”), which owns the Philadelphia Data Center. The relevant terms of the amended partnership agreement provide for the following: (a) the Operating Partnership, through a wholly-owned subsidiary, will serve as the initial general partner of the Kubach Road Partnership; provided, however, that the investor has approval rights over certain major decisions; (b) commencing on November 13, 2013, the Operating Partnership has the right to acquire the investing limited partner’s equity interest in the Kubach Road Partnership to the Operating Partnership for $18,750,000; (c) distributable cash flow from the Kubach Road Partnership will be disbursed 100% to the Operating Partnership for the first 12 months from November 13, 2012, 100% to the investing limited partner for the following four years, 100% to the Operating Partnership for the following three years, and thereafter pro rata to the partners in accordance with their respective ownership interest; (d) the net proceeds from a capital transaction of the Kubach Road Partnership will be disbursed as follows: (i) first to the investing limited partner, up to an amount equal to its initial capital contribution, (ii) second to the Operating Partnership, up to an amount equal to its initial capital contribution, and (iii) thereafter pro rata to the partners in accordance with their respective ownership interests; and (e) beginning December 13, 2014, in the event the investing limited partner exercises its option to take over management of the partnership, the Operating Partnership will pay the investing limited partner a one time fee of $1,500,000, and for each month thereafter, the Operating Partnership will transfer to the investing limited partner 1% of its residual profit interest in the Kubach Road Partnership after repayment of capital to the Operating Partnership in consideration of the investing partner managing the partnership and the Philadelphia Data Center.

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

Note 4—Identified Intangible Assets, Net

Identified intangible assets, which are included in real estate in the accompanying balance sheets, consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
In-place leases, net of accumulated amortization of $4,952 and $2,708 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 14.9 years and 15.8 years as of June 30, 2013 and December 31, 2012, respectively)	$59,749	$54,238
Above market leases, net of accumulated amortization of $215 and $135 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 8.8 years and 9.1 years as of June 30, 2013 and December 31, 2012, respectively)	926	1,006
Ground lease interest, net of accumulated amortization of $57 and $37 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 42.6 years and 43.1 years as of June 30, 2013 and December 31, 2012, respectively)	1,653	1,672
Lease commissions, net of accumulated amortization of $13 and $7 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 13.9 years and 14.4 years as of June 30, 2013 and December 31, 2012, respectively)	209	216

	$62,537	$57,132

Amortization expense for the in-place leases, lease commissions and ground leases for the three months ended June 30, 2013 and 2012 was $1,143,000 and $513,000, respectively, and $2,271,000 and $892,000 for the six months ended June 30, 2013 and 2012, respectively. Amortization of the above market leases for the three months ended June 30, 2013 and 2012 was $40,000 and $35,000, respectively, and $80,000 and $55,000 for the six months ended June 30, 2013 and 2012, respectively.

Estimated amortization expense of the identified intangible assets as of June 30, 2013, for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (six months)	$107
2014	214
2015	214
2016	171
2017	110
Thereafter	61,721

$62,537

Note 5—Other Assets

Other assets consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $949 and $432 as of June 30, 2013 and December 31, 2012, respectively	$3,981	$3,438
Investments in unconsolidated partnerships	126	135
Accounts receivable	316	528
Accounts receivable accrued	672	752
Straight-line rent receivable	4,824	2,504
Restricted cash held in escrow	3,133	3,604
Real estate escrow deposits	210	578
Prepaid and other assets	1,895	747

	$15,157	$12,286

Amortization expense of deferred financing costs for the three months ended June 30, 2013 and 2012 was $292,000 and $87,000, respectively, and $517,000 and $110,000 for the six months ended June 30, 2013 and 2012, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense of deferred financing costs as of June 30, 2013, for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (six months)	$609
2014	1,211
2015	1,157
2016	600
2017	222
Thereafter	182

$3,981

Note 6—Investment in Notes Receivables

As of June 30, 2013 and December 31, 2012, the aggregate balance on the Company’s investment in notes receivables was $60,317,000 and $23,711,000, respectively. The Company had fixed rate notes receivables with interest rates ranging from 10.00% to 17.00% per annum and a weighted average interest rate of 13.32% per annum.

Notes receivables consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

			Outstanding Balance as of
Notes Receivable	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Walnut Hill Property Company *	10.00%	02/28/18	$18,479	$8,305
Bay Area Preferred Equity Loan *	17.00%	11/30/18	23,324	14,892
MM Peachtree Holdings *	12.00%	12/31/21	514	514
Victory/Walnut Hill Bridge Loan	12.00%	**	18,000	—

			$60,317	$23,711

*	Unconsolidated VIE
**	The Victory/Walnut Hill Bridge Loan (defined below) matures upon the earlier to occur of (i) the sale or refinancing of certain hospitals under development and owned by the borrower; (ii) May 7, 2014; and (iii) the date on which all of the liabilities of the borrower become due and payable.

Victory/Walnut Hill Bridge Loan

The Company is a party to a loan agreement with three unaffiliated borrowers to provide interim funding in the aggregate principal amount of $18,000,000 (the “Victory/Walnut Hill Bridge Loan”) for the construction of certain hospital facilities. The Victory/Walnut Hill Bridge Loan is collateralized by a 23 acre parcel of land in Houston, Texas and a 150,000 square foot medical office building in Houston, Texas. The borrowers will repay the Victory/Walnut Hill Bridge Loan from our anticipated purchase of three hospitals for an aggregate purchase price of $18,000,000.

Unconsolidated Variable Interest Entities

As of June 30, 2013 and December 31, 2012, the Company had an aggregate of $42,317,000 and $8,819,000, respectively, of receivables from unconsolidated VIEs, which consisted of notes receivables. Outstanding balances of assets, liabilities and maximum exposure to loss related to variable interests in unconsolidated VIEs consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013				December 31, 2012
Variable Interest in Unconsolidated VIEs	Assets		Liabilities	Maximum Exposure to Loss	Assets	Liabilities	Maximum Exposure to Loss
Walnut Hill Property Company Loan	$18,479	(1)	$—	$18,479	$8,305	$—	$8,305
Bay Area Preferred Equity Loan	23,324	(2)	—	23,324	—	—	—
MM Peachtree Holdings	514		—	514	514	—	514

	$42,317		$—	$42,317	$8,819	$—	$8,819

(1)	As of June 30, 2013, the Company’s variable interest in the Walnut Hill Property Company Loan (as defined below) consisted of the loan’s principal balance of $18,150,000 and origination costs of $329,000.
(2)	As of June 30, 2013, the Company’s variable interest in the Bay Area Preferred Equity Loan (as defined below) consisted of the loan’s principal balance of $22,500,000 and origination costs of $824,000.

The Company’s maximum risk of loss associated with these variable interests lending activities is limited to these amounts. The Company may be subject to additional losses to the extent of any receivables relating to future funding.

Bay Area Preferred Equity Loan and Repayment of the Bay Area Bridge Loan

In connection with the previously disclosed bridge loan agreement between the Company and Bay Area Hospital Property Company, LLC, an unaffiliated entity, the Company funded an aggregate principal amount of $20,000,000 (the “Bay Area Bridge Loan”) to be used for the construction of an acute care hospital in Webster, Texas (the “Bay Area Hospital”).

On May 7, 2013, the Company entered into a preferred equity loan agreement with Bay Area Hospital Property Company, LLC (the “Bay Area Preferred Equity Loan”), an unaffiliated party, pursuant to which the Company funded an aggregate principal amount of $22,500,000 used to repay the Bay Area Bridge Loan and for the construction of the Bay Area Hospital. The Bay Area Preferred Equity Loan bears interest at a per annum rate equal to 17%. The borrower will pay a current interest rate of 10% per annum and will accrue interest at 7% per annum based on the average daily outstanding balance during the term of the loan, which will be due upon repayment of the loan. The loan can be prepaid in accordance with the terms of the loan agreement and matures on November 30, 2018.

Walnut Hill Property Company Loan

The Company is a party to a preferred equity loan agreement with Walnut Hill Property Company (“Walnut Hill Property Company Loan”), pursuant to which the Company agreed to provide funds to be used for the construction of a 100-bed acute care hospital, located in Dallas, Texas in the aggregate amount of up to $20,000,000. The investment is collateralized by the membership interests of the entity that holds title to the real property. As of June 30, 2013, the Company had funded an aggregate of $18,150,000 under the Walnut Hill Property Company Loan.

The interest rate under the Walnut Hill Property Company Loan is 10% per annum. As additional consideration for making the investment, the borrower agreed to pay the Company an amount of up to $4,000,000 derived from a sale of the acute care hospital, which is currently under construction. This payment will be calculated and paid in accordance with the terms of the promissory note evidencing the Walnut Hill Property Company Loan.

Note 7—Notes Payable and Credit Facility

As of June 30, 2013, the Company had total debt outstanding of $224,259,000, of which $169,259,000 related to notes payable and $55,000,000 related to the KeyBank Credit Facility. As of June 30, 2013, the Company had seven fixed rate notes payable in the aggregate amount of $132,048,000, two variable rate notes payable in the aggregate amount of $37,211,000 that were fixed through interest rate swap agreements, and $55,000,000 borrowed under the KeyBank Credit Facility that was fixed through interest rate swap agreements. As of June 30, 2013, the Company did not have any variable rate debt outstanding. As of June 30, 2013, the Company’s weighted average interest rate was 4.91%.

Notes Payable

Notes payable consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

			Outstanding Balance as of
Property	Interest Rate	Maturity Date	June 30, 2013	December 31, 2012
Richardson Data Center	5.10%	08/06/16	$15,138	$15,383
180 Peachtree Data Center	5.93%	01/06/22	54,084	54,420
St. Louis Surgical Center	4.75%	02/10/17	6,194	6,264
Northwoods Data Center	5.25%	04/10/22	3,188	3,237
HPI Integrated Medical Center	4.75%	06/28/17	5,900	5,965
Baylor Medical Center	4.67%	10/11/17	20,542	20,750
Vibra New Bedford Hospital	5.50%	10/21/17	16,669	16,828
Philadelphia Data Center	4.13%	12/06/17	33,615	34,000
Grapevine Hospital	4.50%	02/28/18	13,929	—

			$169,259	$156,847

The principal payments due on the notes payable as of June 30, 2013, for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
2013 (six months)	$1,710	$—	$1,710
2014	3,564	—	3,564
2015	3,744	—	3,744
2016	3,672	13,488	17,160
2017	3,040	74,338	77,378
Thereafter	4,741	60,962	65,703

	$20,471	$148,788	$169,259

Credit Facility

As of June 30, 2013, the KeyBank Credit Facility consisted of a $55,000,000 revolving line of credit, with a maturity date of November 19, 2015, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of November 19, 2016, subject to the Operating Partnership’s right to a 12-month extension. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes.

As of June 30, 2013, the KeyBank Credit Facility bore interest at per annum rates equal to, at the Operating Partnership’s option, either: (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Operating Partnership. In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans at a weighted average rate of 0.91%, resulting in an interest rate under the term loans of the KeyBank Credit Facility ranging from 3.41% to 4.41% per annum. The revolving line of credit and the term loan can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable. See Note 17—”Subsequent Events” for additional information.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available to the Operating Partnership under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. As of June 30, 2013, the borrowing base availability under the KeyBank Credit Facility was $89,247,000 and the Company had drawn down $55,000,000 thereunder. As of June 30, 2013, the Company had approximately $34,247,000 remaining available under the KeyBank Credit Facility. See Note 17—“Subsequent Events, Increase in Borrowing Base Availability under the KeyBank Line of Credit” for additional information.

Note 8—Identified Intangible Liabilities

Identified intangible liabilities, net consisted of the following as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Below market leases, net of accumulated amortization of $4,501 and $2,583 as of June 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 17.4 years and 18.2 years as of June 30, 2013 and December 31, 2012, respectively)	$55,775	$54,022

Amortization of below market leases for the three months ended June 30, 2013 and 2012 was $1,012,000 and $554,000, respectively, and $1,918,000 and $994,000 for the six months ended June 30, 2013 and 2012, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization of below market leases as of June 30, 2013, for the six months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (six months)	$1,996
2014	3,992
2015	3,992
2016	3,808
2017	3,570
Thereafter	38,417

$55,775

Note 9—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2013, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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

Note 10—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7.0% of gross offering proceeds. In addition, SC Distributors receives up to 2.75% of gross offering proceeds as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $10,289,000 and $3,413,000 for the three months ended June 30, 2013 and 2012, respectively, and $17,348,000 and $5,520,000 for the six months ended June 30, 2013 and 2012, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended June 30, 2013 and 2012, the Company reimbursed $2,747,000 and $490,000, respectively, and for the six months ended June 30, 2013 and 2012, the Company reimbursed $4,536,000 and $845,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended June 30, 2013 and 2012, the Company incurred $928,000 and $331,000, respectively, and for the six months ended June 30, 2013 and 2012, the Company incurred $2,018,000 and $1,945,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended June 30, 2013 and 2012, the Company incurred $81,000 and $0, respectively, and for the six months ended June 30, 2013 and 2012, the Company incurred $297,000 and $0, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees, including asset management fees incurred for the period. For the three months ended June 30, 2013 and 2012, the Advisor earned $772,000 and $203,000, respectively, in asset management fees, and waived irrevocably, without recourse, $180,000 and $333,000, respectively. For the six months ended June 30, 2013 and 2012, the Advisor earned $1,626,000 and $333,000, respectively, in asset management fees, and waived irrevocably, without recourse, $180,000 and $333,000. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended June 30, 2013 and 2012, the Advisor incurred $188,000 and $126,000, respectively, and for the six months ended June 30, 2013 and 2012, the Advisor incurred $428,000 and $260,000, respectively, in indirect operating expenses on the Company’s behalf. For the three months ended June 30, 2013 and 2012, the Advisor waived $0 and $126,000, respectively, and for the six months ended June 30, 2013 and 2012, the Advisor waived $0 and $260,000, respectively, of its indirect operating expenses it incurred on behalf of the Company, without recourse. The indirect operating expenses waived by the Advisor consisted of administrative service expense, including payroll-related expenses.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of remaining net sale proceeds. As of June 30, 2013, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of June 30, 2013, the Company did not incur a listing fee.

The Company pays Carter Management, the Company’s property manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse Carter Management and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by Carter Management and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. Carter Management and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay Carter Management an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay Carter Management, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay Carter Management a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended June 30, 2013 and 2012, the Company incurred $328,000 and $102,000, respectively, and for the six months ended June 30, 2013 and 2012, the Company incurred $608,000 and $191,000, respectively, in property management fees to Carter Management.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of June 30, 2013 and December 31, 2012 (amounts in thousands):

Entity	Fee	June 30, 2013	December 31, 2012
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$5	$3
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	647	278
Carter Validus Real Estate Management Services, LLC	Property management fees	55	63
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	66	121
Carter/Validus Advisors, LLC and its affiliates	Offering costs	2,943	5,209

		$3,716	$5,674

Note 11—Business Combinations

Period Ended June 30, 2013

For the six months ended June 30, 2013, the Company completed seven acquisitions, comprised of seven buildings with an aggregate 452,000 square feet of gross leasable area. The aggregate purchase price was $100,900,000, plus closing costs. See Note 3—“Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2013 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2013, we recognized the following amounts of revenues and net loss for the properties acquired in 2013 (amounts in thousands):

Property	Revenues	Net Income (Loss)
Grapevine Hospital	$830	$(303	) (1)
Raleigh Data Center	$991	$(329	) (2)
Andover Data Center	$356	$(173	) (3)
Wilkes-Barre Healthcare Facility	$40	$(201	) (4)
Fresenius Healthcare Facility	$20	$(130	) (5)
Leonia Data Center	$15	$(475	) (6)
Physicians’ Specialty Hospital	$18	$(506	) (7)

(1)	The Grapevine Hospital was acquired on February 25, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $540,000.
(2)	The Raleigh Data Center was acquired on March 21, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $663,000.
(3)	The Andover Data Center was acquired on March 28, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $294,000.
(4)	The Wilkes-Barre Healthcare Facility was acquired on May 31, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $213,000.
(5)	The Fresenius Healthcare Facility was acquired on June 11, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $139,000.
(6)	The Leonia Data Center was acquired on June 26, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $487,000.
(7)	The Physicians’ Specialty Hospital was acquired on June 28, 2013. During the six months ended June 30, 2013, the property incurred non-recurring charges related to acquisition fees and costs of $524,000.

As of June 30, 2013, the Company had not completed its initial fair value-based purchase price allocation of the Leonia Data Center and the Physicians’ Specialty Hospital due to when the acquisition was completed; it is therefore impractical to provide a summary table of management’s allocation of the fair value of these properties and supplemental pro-forma information (revenue and earnings) as though the acquisitions had occurred as of the beginning of the current year and the prior year. The Company will allocate the final purchase price of the Leonia Data Center and the Physicians’ Specialty Hospital during the three months ended June 30, 2013 after it completes an evaluation of relevant market data, which will impact tangible assets, consisting of land and buildings, and intangible assets, consisting of the value of above-market and below-market leases and the value of in-place leases in the Company’s condensed consolidated financial statements, based in each case on their estimated fair value, as applicable.

The following table summarizes management’s allocation of the fair value of each of the remaining five properties acquired during the six months ended June 30, 2013 (amounts in thousands):

Land	$5,789
Buildings and improvements	51,138
In-place leases	7,755
Tenant improvements	2,503

Total assets acquired	67,185

Below market leases	(3,670)

Total liabilities acquired	(3,670)

Net assets acquired	$63,515

Assuming the 2013 acquisitions described above had occurred on January 1, 2012, pro forma revenues, net income, net income attributable to the Company and net income per common share attributable to the Company – basic and diluted, would have been as follows for the three and six month periods below (amounts in thousands except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Pro forma basis:
Revenues	$14,199	$13,841	$28,357	$27,424
Net income	$4,999	$4,537	$9,371	$9,165
Net income attributable to the Company	$4,477	$3,881	$8,211	$7,798
Net income per common share attributable to the Company:
Basic	$0.13	$0.13	$0.28	$0.27
Diluted	$0.13	$0.13	$0.28	$0.27

Note 12—Segment Reporting

As of June 30, 2013, the Company operated through two reportable business segments – data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers as of June 30, 2013.

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

Summary information for the reportable segments during the three and six months ended June 30, 2013 and 2012 is as follows (amounts in thousands):

	Data Centers	Medical Facilities	Three Months Ended June 30, 2013
Revenue:
Total revenue	$9,649	$4,454	$14,103
Expenses:
Rental and parking expenses	2,781	276	3,057

Segment net operating income	$6,868	$4,178	$11,046

Expenses:
General and administrative expenses			1,175
Acquisition related expenses			1,601
Depreciation and amortization			4,105

Income from operations			4,165
Other income (expense):
Interest and other income			1,478
Interest expense			(3,121)

Consolidated net income			$2,522

	Data Centers	Medical Facilities	Three Months Ended June 30, 2012
Revenue:
Total revenue	$4,980	$503	$5,483
Expenses:
Rental and parking expenses	1,476	57	1,533

Segment net operating income	$3,504	$446	$3,950

Expenses:
General and administrative expenses			114
Acquisition related expenses			1,019
Depreciation and amortization			1,523

Income from operations			1,294
Other income (expense):
Interest and other income			12
Interest expense			(1,200)

Consolidated net income			$106

	Data Centers	Medical Facilities	Six Months Ended June 30, 2013
Revenue:
Total revenue	$18,036	$8,528	$26,564
Expenses:
Rental and parking expenses	4,784	587	5,371

Segment net operating income	$13,252	$7,941	$21,193

Expenses:
General and administrative expenses			2,781
Acquisition related expenses			3,197
Depreciation and amortization			7,864

Income from operations			7,351
Other income (expense):
Interest and other income			2,260
Interest expense			(5,907)

Consolidated net income			$3,704

	Data Centers	Medical Facilities	Six Months Ended June 30, 2012
Revenue:
Total revenue	$9,418	$624	$10,042
Expenses:
Rental and parking expenses	2,632	62	2,694

Segment net operating income	$6,786	$562	$7,348

Expenses:
General and administrative expenses			429
Acquisition related expenses			3,113
Depreciation and amortization			2,683

Income from operations			1,123
Other income (expense):
Interest and other income			4
Interest expense			(2,341)

Consolidated net loss			$(1,214)

Assets and capital additions by reportable segments as of June 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	June 30, 2013	December 31, 2012
Assets by segment:
Data centers	$339,788	$295,021
Medical facilities	214,007	158,743
All other	106,486	30,033

Total assets	$660,281	$483,797

	June 30, 2013	December 31, 2012
Capital additions by segment:
Data centers	$46,488	$219,266
Medical facilities	54,640	147,344
All other	23	—

Total capital additions	$101,151	$366,610

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2013, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $686,000 will be reclassified from other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				June 30, 2013			December 31, 2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)
Interest rate swap	Derivative assets/ Derivative (liabilities)	10/12/2012 to 04/01/2013	10/11/2017 to 11/19/2017	$92,212	$801	$(17)	$75,100	$—	$(963)

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

The table below summarizes the amount of income or losses recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2013 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Amount of gain recognized in OCI on derivatives (effective portion)	$1,634	$—	$1,415	$—
Amount of loss reclassified from accumulated OCI into income (effective portion)	$(185)	$—	$(332)	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $35,000. As of June 30, 2013, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2013 and December 31, 2012 (amounts in thousands):

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2013	$801	$—	$801	$—	$—	$801

December 31, 2012	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2013	$17	$—	$17	$—	$—	$17

December 31, 2012	$963	$—	$963	$—	$—	$963

The Company reports derivatives in the accompanying condensed consolidated balance sheets as derivative assets and derivative liabilities.

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (amounts in thousands):

	Unrealized Income (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(963)	$(963)
Other comprehensive income before reclassification	1,415	1,415
Amounts reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	332	332

Other comprehensive income	1,747	1,747

Balance as of June 30, 2013	$784	$784

The following table presents reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2013 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$332	Interest expense

	$332

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

Note 16—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on non-vested restricted shares. For the six months ended June 30, 2013, diluted earnings per share reflect the effect of 15,000 non-vested shares of restricted common stock that were outstanding as of such period. For the six months ended June 30, 2012, there were 20,000 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were antidilutive during the period.

Note 17—Subsequent Events

Distributions Paid

On July 1, 2013, the Company paid aggregate distributions of $2,153,000 ($1,156,000 in cash and $997,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2013 through June 30, 2013. On August 1, 2013, the Company paid aggregate distributions of $2,471,000 ($1,323,000 in cash and $1,148,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2013 through July 31, 2013.

Distributions Declared

On August 2, 2013, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2013 and ending on November 30, 2013. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the September 2013, October 2013 and November 2013 periods will be paid in October 2013, November 2013 and December 2013, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of August 5, 2013, the Company had received and accepted subscriptions for 44,641,000 shares of the Company’s common stock, or $443,650,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of August 5, 2013, the Company had approximately 130,359,000 shares of common stock remaining in the Offering.

Increase in Borrowing Base Availability under the KeyBank Line of Credit

On July 26, 2013, the Company added the Leonia Data Center to the collateral pool of the KeyBank Credit Facility, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $7,705,000.

In addition, on July 31, 2013, the Company added the Physicians’ Specialty Hospital to the collateral pool of the KeyBank Line of Credit, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $13,048,000.

As of August 5, 2013, the Company’s borrowing base availability under the KeyBank Credit Facility was $110,000,000, the outstanding balance under the KeyBank Credit Facility was $55,000,000 and approximately $55,000,000 remained available thereunder.

Increase in KeyBank Credit Facility

On August 9, 2013, the Operating Partnership amended certain agreements related to the KeyBank Credit Facility to include Bank of America, N.A., Cadence Bank, N.A., SunTrust Bank, and Eastern Bank as lenders under the KeyBank Credit Facility and to increase the aggregate maximum principal amount available thereunder from $110,000,000 to an aggregate of up to $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $350,000,000.

In connection with the amendment, the annual interest rate payable under the KeyBank Credit Facility was decreased to, at the operating partnership’s option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.25% to 3.00% (the margin rate was previously set at a range from 2.50% to 3.50%), which is determined based on the overall leverage of the operating partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annual equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the operating partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility was reduced from 0.50% per annum to 0.30% per annum if the average daily amount outstanding balance under the KeyBank Loan Agreement is less than 50% of the lenders’ commitments, and from 0.35% per annum to 0.20% per annum if the average daily amount outstanding under the KeyBank Loan Agreement is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

Acquisition of Christus Cabrini Surgery Center

On July 31, 2013, the Company completed the acquisition of a 15,600 square foot surgery center (the “Christus Cabrini Surgery Center”), located in Alexandria, Louisiana, for a purchase price of $4,700,000, plus closing costs. The Christus Cabrini Surgery Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information.

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

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”). The SEC first declared our registration statement effective as of December 10, 2010. As of June 30, 2013, we had received and accepted subscriptions in the Offering for 39,386,000 shares of our common stock, or $391,508,000, including shares of our common stock issued pursuant to the DRIP.

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

We currently operate through two reportable business segments – data centers and medical facilities. As of June 30, 2013, we had completed 22 acquisitions (including two properties owned through consolidated partnerships) comprised of 26 buildings and parking facilities and approximately 1,697,000 square feet of gross leasable area for an aggregate purchase price of $495,384,000. As of June 30, 2013, we also invested in secured preferred equity loans in the aggregate principal amount of $40,650,000 and a bridge loan in the principal amount of $18,000,000.

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

Distributions

For the six months ended June 30, 2013, we paid distributions of approximately $8,961,000, of which $4,940,000 was paid in cash and $4,021,000 was reinvested in shares of our common stock pursuant to the DRIP. From the distributions paid, $8,046,000, or 89.8%, was paid from cash flows provided by operations of $8,046,000 and the shortfall of $915,000, or 10.2%, was paid from proceeds from the Offering. During the six months ended June 30, 2012, we paid distributions of approximately $1,644,000, of which $853,000 was paid in cash and $791,000 was reinvested in shares of common stock pursuant to the DRIP. From the distributions paid, $162,000, or 9.9%, was paid from cash flows provided by operations of $162,000 and the shortfall of $1,482,000, or 90.1%, was paid from proceeds from the Offering. Net income and funds from operations (“FFO”) were $2,864,000 and $9,085,000, respectively, for the six months ended June 30, 2013. As of June 30, 2013, cumulative since inception, we paid distributions of $15,403,000, of which $8,367,000 was paid in cash and $7,036,000 was reinvested in shares of our common stock pursuant to the DRIP.

For a discussion of distributions paid subsequent to June 30, 2013, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of June 30, 2013 and 2012:

	June 30, 2013	June 30, 2012
Number of commercial properties	22	7
Approximate aggregate rentable square feet (1)	1,697,000	528,000
Percentage of rentable square feet leased	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Commercial properties acquired	4	2	7	6
Approximate aggregate purchase price of acquired properties	$46,400,000	$16,524,000	$100,900,000	$134,144,000
Approximate aggregate rentable square feet (1)	154,198	88,000	452,068	508,000

(1)	Excludes parking facilities.

As shown in the table above, we owned 22 commercial properties as of June 30, 2013, compared to seven commercial properties as of June 30, 2012. Accordingly, our results of operations for the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, are not comparable; therefore we have not included the percentage change.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Rental and Parking Revenue

Rental and parking revenue for the three months ended June 30, 2013 and 2012 was $11,628,000 and $4,236,000, respectively. For the three months ended June 30, 2013, rental revenue primarily comprised of base rent of $9,122,000, amortization of above- and below-market leases and straight-line rent of $2,107,000, parking revenue of $379,000 and miscellaneous revenue of $20,000. For the three months ended June 30, 2012, rental revenue primarily comprised of base rent of $2,929,000, amortization of below-market lease and straight-line rent of $926,000, and parking revenue of $381,000.

As of June 30, 2013 and 2012, our properties were 100% leased.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the three months ended June 30, 2013 and 2012, tenant reimbursement income was $2,475,000 and $1,247,000, respectively.

Rental and Parking Expenses

Rental and parking expenses for the three months ended June 30, 2013 and 2012 were $3,057,000 and $1,533,000, respectively. For the three months ended June 30, 2013, rental and parking expenses consisted primarily of utility costs of $1,140,000, real estate taxes of $904,000, repair and maintenance costs of $349,000, personnel costs of $175,000, property management fees of $328,000, insurance costs of $53,000, administrative costs of $95,000 and professional fees of $13,000. For the three months ended June 30, 2012, rental and parking expenses consisted primarily of utilities of $555,000, real estate taxes of $402,000, repair and maintenance fees of $200,000, personnel costs of $160,000, property management fees of $102,000, administrative costs of $92,000 and insurance costs of $22,000.

General and Administrative Expenses

For the three months ended June 30, 2013 and 2012, general and administrative expenses were approximately $1,175,000 and $114,000, respectively. For the three months ended June 30, 2013, general and administrative expenses consisted of professional and legal fees of approximately $88,000, reporting costs of $68,000, board of directors’ fees and expenses of approximately $32,000, restricted stock compensation of $15,000, travel costs of $11,000 and asset management fees of $772,000. For the three months ended

June 30, 2013, we reimbursed our Advisor for personnel costs of $111,000, insurance costs of $29,000 and administrative costs of $49,000. For the three months ended June 30, 2012, general and administrative expenses consisted of professional and legal fees of $117,000, board of directors’ fees and expenses of $39,000, franchise taxes of $11,000, restricted stock compensation of $11,000, reporting costs of $39,000 and travel costs of $5,000; offset by the reversal of accrued asset management fees of ($129,000), which was attributable to our Advisor’s decision to waive, without recourse, all 2012 deferred asset management fees until our distribution payout ratio was equal to or less than 100%. For the three months ended June 30, 2012, we reimbursed our Advisor $21,000 for directors’ and officers’ insurance costs.

Acquisition Related Expenses

Acquisition related expenses for the three months ended June 30, 2013 and 2012 were approximately $1,601,000 and $1,019,000, respectively. For the three months ended June 30, 2013, these expenses related primarily to four acquisitions during the period, including acquisition fees of $928,000 incurred to our Advisor or its affiliates. For the three months ended June 30, 2012, acquisition related expenses related primarily to expenses associated with the two property acquisitions during the period, including acquisition fees of $331,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the three months ended June 30, 2013 and 2012 was approximately $4,105,000 and $1,523,000, respectively. For the three months ended June 30, 2013, depreciation and amortization consisted of depreciation on our real estate properties of $2,962,000 and amortization on our identified intangible assets of $1,143,000. For the three months ended June 30, 2012, depreciation and amortization consisted primarily of depreciation on our real estate properties of $1,010,000 and amortization on our identified intangible assets of $513,000.

Interest and Other Income

Interest and other income for the three months ended June 30, 2013 and 2012 was approximately $1,478,000 and $12,000, respectively. For the three months ended June 30, 2013, interest and other income related to investment interest income of $1,369,000 and loan commitment fees of $450,000, offset by loan origination costs of $341,000. For the three months ended June 30, 2012, interest and other income related to investment interest income of $15,000, offset by a loss in unconsolidated partnerships of $3,000.

Interest Expense

Interest expense for the three months ended June 30, 2013 and 2012 was $3,121,000 and $1,200,000, respectively. For the three months ended June 30, 2013, $2,829,000 related to interest expense on notes payable and the KeyBank Credit Facility, and $292,000 related to amortization of debt issue costs. For the three months ended June 30, 2012, $1,113,000 related to interest expense on our notes payable and the KeyBank Credit Facility and $87,000 related to amortization of debt issue costs.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Rental and Parking Revenue

Rental and parking revenue for the six months ended June 30, 2013 and 2012 was $22,249,000 and $7,833,000, respectively. For the six months ended June 30, 2013, rental and parking revenue primarily comprised of base rent of $17,197,000, amortization of above- and below-market leases and straight-line rent of $4,158,000, parking revenue of $862,000 and miscellaneous revenue of $32,000. For the six months ended June 30, 2012, rental and parking revenue primarily comprised of base rent of $5,375,000, amortization of below-market lease and straight-line rent of $1,675,000, and parking revenue of $783,000.

As of June 30, 2013 and 2012, our properties were 100% leased.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the six months ended June 30, 2013 and 2012, tenant reimbursement income was $4,315,000 and $2,209,000, respectively.

Rental and Parking Expenses

Rental and parking expenses for the six months ended June 30, 2013 and 2012 were $5,371,000 and $2,694,000, respectively. For the six months ended June 30, 2013, rental and parking expenses consisted primarily of utility costs of $1,864,000, real estate taxes of $1,569,000, repair and maintenance costs of $606,000, personnel costs of $361,000, property management fees of $608,000, insurance costs of $144,000, administrative costs of $173,000 and professional fees of $46,000. For the six months ended June 30, 2012, rental and parking expenses consisted primarily of utilities of $1,027,000, real estate taxes of $588,000, repair and maintenance fees of $378,000, personnel costs of $312,000, property management fees of $191,000, administrative costs of $133,000, insurance costs of $36,000 and professional fees of $29,000.

General and Administrative Expenses

For the six months ended June 30, 2013 and 2012, general and administrative expenses were approximately $2,781,000 and $429,000, respectively. For the six months ended June 30, 2013, general and administrative expenses consisted of professional and legal fees of approximately $528,000, reporting costs of $86,000, board of directors’ fees and expenses of approximately $70,000, restricted stock compensation of $30,000, travel costs of $11,000 and asset management fees of $1,626. For the six months ended June 30, 2013, we reimbursed our Advisor $430,000, which consisted of personnel costs of $276,000, insurance costs of $58,000 and administrative costs of $96,000. For the six months ended June 30, 2012, general and administrative expenses consisted of professional and legal fees of $243,000, board of directors’ fees and expenses of $51,000, franchise taxes of $10,000, restricted stock compensation of $20,000, travel costs of $6,000, reporting costs of $54,000 and administrative costs of approximately $3,000. For the six months ended June 30, 2012, we reimbursed our Advisor $42,000 of insurance costs.

Acquisition Related Expenses

Acquisition related expenses for the six months ended June 30, 2013 and 2012 were approximately $3,197,000 and $3,113,000, respectively. For the six months ended June 30, 2013, these expenses related primarily to seven acquisitions during the period, including acquisition fees of $2,018,000 incurred to our Advisor or its affiliates. For the six months ended June 30, 2012, acquisition related expenses related primarily to expenses associated with the six property acquisitions during the period, including acquisition fees of $1,945,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the six months ended June 30, 2013 and 2012 was approximately $7,864,000 and $2,683,000, respectively. For the six months ended June 30, 2013, depreciation and amortization consisted of depreciation on our real estate properties of $5,593,000 and amortization on our identified intangible assets and liabilities of $2,271,000. For the six months ended June 30, 2012, depreciation and amortization consisted primarily of depreciation on our real estate properties of $1,791,000 and amortization on our identified intangible assets and liabilities of $892,000.

Interest and Other Income

Interest and other income for the six months ended June 30, 2013 and 2012 was approximately $2,260,000 and $4,000, respectively. For the six months ended June 30, 2013, interest and other income related to investment interest income of $2,029,000 and loan commitment fees of $679,000, offset by loan origination costs of $448,000. For the six months ended June 30, 2012, interest and other income related to investment interest income of $32,000, offset by a loss in unconsolidated partnerships of $28,000.

Interest Expense

Interest expense for the six months ended June 30, 2013 and 2012 was $5,907,000 and $2,341,000, respectively. For the six months ended June 30, 2013, $5,390,000 related to interest expense on notes payable and the KeyBank Credit Facility, and $517,000 related to amortization of debt issue costs. For the six months ended June 30, 2012, interest expense of $2,231,000 related to interest on our notes payable and the KeyBank Credit Facility and amortization of debt issue costs of $110,000

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. During the six months ended June 30, 2013, we paid approximately $17,348,000 in selling commissions and dealer-manager fees to our dealer manager and we reimbursed our Advisor, or its affiliates, approximately $4,536,000 in offering expenses, and incurred approximately $10,857,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of June 30, 2013.

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

KeyBank Credit Facility

As of June 30, 2013, the KeyBank Credit Facility consisted of a $55,000,000 revolving line of credit, and a $55,000,000 term loan. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes. Additional financial institutions are expected to become lenders under the KeyBank Loan Agreement and, subject to certain conditions, the KeyBank Credit Facility can be increased up to $250,000,000.

As of June 30, 2013, the KeyBank Credit Facility bore interest at per annum rates equal to, at the operating partnership’s option, either: (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.50% to 3.50%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the Operating Partnership. In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans at a weighted average rate of 0.91%, resulting in an interest rate under the term loans of the KeyBank Credit Facility ranging from 3.41% to 4.41% per annum. The revolving line of credit and the term loans can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

On August 9, 2013, we amended certain agreements related to the KeyBank Credit Facility to include Bank of America, N.A., Cadence Bank, N.A., SunTrust Bank and Eastern Bank as lenders under the KeyBank Credit Facility and to increase the aggregate maximum principal amount available thereunder from $110,000,000 to an aggregate of up to $225,000,000 consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $350,000,000.

In connection with the amendment, the annual interest rate payable under the KeyBank Credit Facility was decreased to, at the operating partnership’s option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.25% to 3.00% (the margin rate was previously set at a range from 2.50% to 3.50%), which is determined based on the overall leverage of the operating partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annual equal to the prime rate for such day, plus an applicable margin ranging from 1.25% to 2.25%, which is determined based on the overall leverage of the operating partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility was reduced from 0.50% per annum to 0.30% per annum if the average daily amount outstanding balance under the KeyBank Loan Agreement is less than 50% of the lenders’ commitments, and from 0.35% per annum to 0.20% per annum if the average daily amount outstanding under the KeyBank Loan Agreement is greater than 50% of the lender’s commitments.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available for the Operating Partnership to borrow under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. Each subsidiary of the Operating Partnership in the collateral pool is a party to, and guarantor of, the KeyBank Loan Agreement. As of June 30, 2013, the borrowing base availability under the KeyBank Credit Facility was $89,247,000 and we had drawn down $55,000,000 under the KeyBank Credit Facility. As of June 30, 2013, we had approximately $34,247,000 remaining available under the KeyBank Credit Facility. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at June 30, 2013.

Cash Flows

Net cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 was approximately $8,046,000 and $162,000, respectively. For the six months ended June 30, 2013, net cash flows provided by operating activities related to rental and other revenue received in cash, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Net cash flows used in investing activities for the six months ended June 30, 2013 and 2012 was $137,325,000 and $95,101,000, respectively. For the six months ended June 30, 2013, net cash flows used in investing activities related to the acquisition of seven real estate properties, investment in real estate notes receivable, payments of notes receivable, payments and collection of real estate escrow deposits and capital expenditures. Net cash flows from investing activities are dependent on investment of our offering proceeds in real estate and real estate-related investments.

Net cash flows provided by financing activities for the six months ended June 30, 2013 and 2012 was approximately $168,654,000 and $117,764,000, respectively. For the six months ended June 30, 2013, such cash flows related primarily to funds raised from investors in our Offering of $186,335,000, proceeds from our mortgage notes payable of $14,000,000, proceeds from the KeyBank Credit Facility of $17,500,000, collection of escrow funds of $1,867,000, offset by principal payments on our mortgage notes payable in the amount of $1,588,000, payments on the KeyBank Credit Facility of $18,000,000, deferred financing costs of $1,059,000, cash distributions to our stockholders of $4,940,000, offering costs of $21,883,000, distributions to noncontrolling interests in a consolidated partnership of $1,550,000, repurchase of shares of our common stock of $151,000 and payments to escrow funds of $1,877,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to acquire more properties.

Contractual Obligations

As of June 30, 2013, we had approximately $224,259,000 of debt outstanding. See Note 7—“Notes Payable and Credit Facility” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2013 were as follows (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt (1)	$3,200	$7,751	$160,522	$52,786	$224,259
Interest payments—fixed rate debt (2)	9,877	21,981	13,213	10,942	56,013

Total	$13,077	$29,732	$173,735	$63,728	$280,272

(1)	Principal payments reflect actual aggregate payments based on the face amount of notes payable and the KeyBank Credit Facility.
(2)	As of June 30, 2013, we had $92.2 million of variable rate debt and borrowings that were fixed through the use of interest rate swaps. We used the fixed rates under our swap agreements to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2013 and 2012 (in thousands except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income (loss) attributable to the Company	$2,001	$(662)	$2,864	$(1,830)
Adjustments:
Depreciation and amortization—real estate	4,105	1,523	7,864	2,683
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(824)	(901)	(1,643)	(1,672)

FFO	$5,282	$(40)	$9,085	$(819)

Adjustments:
Acquisition related expenses	$1,601	$1,019	$3,197	$3,113
Amortization of above and below market lease	(972)	(518)	(1,839)	(939)
Amortization of straight-line rents	(1,136)	(408)	(2,320)	(736)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	515 (1)	580 (2)	1,029 (3)	225 (4)

MFFO	$5,290	$633	$9,152	$844

Weighted average common shares outstanding—basic	33,830,429	7,233,405	28,911,913	5,654,878

Weighted average common shares outstanding—diluted	33,844,471	7,233,405	28,926,705	5,654,878

Net income (loss) per common share—basic	$0.06	$(0.09)	$0.10	$(0.32)

Net income (loss) per common share—diluted	$0.06	$(0.09)	0.10	$(0.32)

FFO per common share—basic	$0.16	$(0.01)	0.31	$(0.14)

FFO per common share—diluted	$0.16	$(0.01)	$0.31	$(0.14)

(1)	Of this amount, $151,000 related to straight-line rents and $364,000 related to above and below market leases.
(2)	Of this amount, $211,000 related to straight-line rents, $374,000 related to above and below market leases and $(5,000) related to acquisition expenses.
(3)	Of this amount, $300,000 related to straight-line rents and $729,000 related to above and below market leases.
(4)	Of this amount, $433,000 related to straight-line rents, $687,000 related to above and below market leases and $(895,000) related to acquisition expenses.

Subsequent Events

For a discussion of subsequent events, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk. Our objectives in managing interest rate risk seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates. We have entered, and may continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings. We are exposed to credit and market risks including, but not limited to, the failure of any counterparty to perform under the terms of the derivative contract or the adverse effect on the value of the financial instrument resulting from a change in interest rates.

As of June 30, 2013, we had an aggregate of approximately $224.3 million outstanding indebtedness on notes payable and the KeyBank Credit Facility, $92.2 million of which was fixed through the use of interest rate swaps. As of June 30, 2013, we did not have any variable rate debt outstanding. As of June 30, 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.91%.

As of June 30, 2013, we had four interest rate swap agreements outstanding, which mature on various dates from October 2017 through November 2017, with an aggregate notional amount under the swap agreements of $92.2 million and an aggregate net fair value of $0.8 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2013, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.6 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2013, were effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012, as filed with the SEC on April 1, 2013, except as noted below.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2012, our cash flow provided by operations of $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were $6.0 million, of which $3.2 million were paid in cash and $2.8 million in shares of our common stock pursuant to our distribution reinvestment plan) during such period and such shortfall was paid from proceeds from the offering. For the six months ended June 30, 2013, our cash flow provided by operations of approximately $8.0 million was a shortfall of $0.9 million, or 10.2% of our distributions paid (total distributions were approximately $8.9 million, of which $4.9 million was cash and $4.0 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan) during such period and such shortfall was paid from proceeds from the offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of this offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return you realize on your investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable to you upon a Liquidity Event, any or all of which may have an adverse effect on your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2013, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

As of June 30, 2013, we had received subscriptions for and issued approximately 39.4 million shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $391.5 million (before selling commissions of $25.0 million and dealer-manager fees of $10.7 million, for net proceeds of approximately $355.8 million). From the net offering proceeds, we paid $8.6 million in acquisition fees to our Advisor, $6.5 million in acquisition costs and $8.0 million in organization and offering costs to our Advisor and to SC Distributors as of June 30, 2013. With the remaining net offering proceeds, joint venture equity and indebtedness, we acquired $495.4 million in total gross real estate and related assets, net of gross intangible lease obligations. As of June 30, 2013, a total of $7.0 million in distributions were reinvested in, and 0.7 million shares of common stock were issued pursuant to, the DRIP.

As of June 30, 2013, approximately $2.9 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

Share Repurchase Program

Effective as of December 10, 2010, our board of directors adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

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

During the three months ended June 30, 2013, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
4/1/2013	4/30/2013	3,267	$9.61	3,267	(1)
5/1/2013	5/31/2013	2,602	$9.23	2,602	(1)
6/1/2013	6/30/2013	—	$—	—	(1)

Total		5,869		5,869

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended June 30, 2013, we redeemed approximately $55,440 of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 2013 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: August 9, 2013	By	/S/ JOHN E. CARTER
John E. Carter
Chief Executive Officer and President (Principal Executive Officer)

Date: August 9, 2013	By	/S/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.2	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.3	Multi Product Subscription Agreement (included as Exhibit G to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.4	Multi Product Subscription Agreement (included as Exhibit H to the Registrant’s Post-Effective Amendment No. 7 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 31, 2012 and incorporated herein by reference)

4.5	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.6	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	Joinder Agreement by HC-239 S. Mountain Boulevard Management, LLC to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference)

10.2	Joinder Agreement by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference)

10.3	Assignment of Leases and Rents by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, dated June 6, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference)

10.4	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by HC-239 S. Mountain Boulevard, LP, as Mortgagor, to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference)

10.5	Second Amendment to First Amended and Restated Credit Agreement, by and among CVOP, CVOP’s affiliates and the lenders party thereto, dated June 11, 2013 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on June 12, 2013 and incorporated herein by reference)

10.6	Joinder Agreement by HC–2257 Karisa Drive, LLC to KeyBank National Association, as Agent, dated June 24, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 26, 2013 and incorporated herein by reference)

10.7	Assignment of Leases and Rents by HC–2257 Karisa Drive, LLC to KeyBank National Association, dated June 24, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 26, 2013 and incorporated herein by reference)

10.8	Mortgage and Security Agreement by HC–2257 Karisa Drive, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated June 24, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 26, 2013 and incorporated herein by reference)

10.9	Joinder Agreement by DC-2 Christie Heights, LLC to KeyBank National Association, as Agent, dated July 26, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 1, 2013 and incorporated herein by reference)

10.10	Assignment of Leases and Rents by DC-2 Christie Heights, LLC to KeyBank National Association, dated July 26, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 1, 2013 and incorporated herein by reference)

10.11	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by DC-2 Christie Heights, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated July 26, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 1, 2013 and incorporated herein by reference)

10.12*	Joinder Agreement by HC-3873 N. Parkview Drive, LLC to KeyBank National Association, as agent, dated July 31, 2013

10.13*	Assignment of Leases and Rents by HC-3873 N. Parkview Drive, LLC to KeyBank National Association, dated July 31, 2013

10.14*	Fee and Leasehold Mortgage and Security Agreement by HC-3873 N. Parkview Drive, LLC, as grantor, to KeyBank National Association, as Agent, dated July 31, 2013

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.
***	XBRL (Extensible Business Reporting Language) information is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.