Form 10-Q
period 2013-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2013-11-13
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 11, 2013, there were 62,628,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

(in thousands, except share amounts)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$52,185	$34,577
Buildings and improvements ($95,484 and $95,182 related to VIE)	551,792	357,559
Acquired intangible assets ($16,189 and $16,187 related to VIE)	85,840	60,019

	689,817	452,155
Less: accumulated depreciation and amortization ($7,331 and $4,090 related to VIE)	(21,442)	(8,732)

Total real estate, net ($108,622 and $111,559 related to VIE)	668,375	443,423
Cash and cash equivalents ($445 and $463 related to VIE)	50,262	4,377
Derivative assets	404	—
Notes receivables	51,147	23,711
Other assets ($5,156 and $4,078 related to VIE)	22,612	12,286

Total assets	$792,800	$483,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,921 and $54,420 related to VIE)	$168,425	$156,847
Credit Facility	55,000	55,500
Accounts payable due to affiliates ($3 and $31 related to VIE)	1,477	5,674
Accounts payable and other liabilities ($2,456 and $1,398 related to VIE)	13,814	6,913
Derivative liabilities	114	963
Intangible lease liabilities, less accumulated amortization of $5,500 and $2,583, respectively ($16,902 and $18,375 related to VIE)	54,963	54,022

Total liabilities	293,793	279,919
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 54,568,383 and 20,261,611 shares issued, respectively; 54,519,366 and 20,241,478 shares outstanding, respectively	546	202
Additional paid-in capital	478,517	172,602
Accumulated distributions in excess of earnings	(27,882)	(16,393)
Accumulated other comprehensive income (loss)	290	(963)

Total stockholders’ equity	451,471	155,448
Noncontrolling interests in consolidated partnerships	47,535	48,429
Noncontrolling interests in operating partnership	1	1

Total equity	499,007	203,878

Total liabilities and stockholders’ equity	$792,800	$483,797

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months Ended September 30, 2013 and 2012

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue:
Rental and parking revenue	$13,373	$5,582	$35,622	$13,415
Tenant reimbursement income	2,537	1,771	6,852	3,980
Notes receivables interest income	1,936	79	4,195	112

Total revenue	17,846	7,432	46,669	17,507
Expenses:
Rental and parking expenses	3,155	2,082	8,526	4,776
General and administrative expenses	996	148	3,777	577
Acquisition related expenses	1,402	3,142	4,599	6,255
Depreciation and amortization	4,727	2,078	12,591	4,761

Total expenses	10,280	7,450	29,493	16,369

Income (loss) from operations	7,566	(18)	17,176	1,138

Other income (expense):
Interest and other income	31	—	40	—
Interest and other expense	(3,150)	(1,513)	(9,065)	(3,883)

Total other income (expense)	(3,119)	(1,513)	(9,025)	(3,883)

Consolidated net income (loss)	4,447	(1,531)	8,151	(2,745)
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	(597)	(685)	(1,437)	(1,301)

Net income (loss) attributable to the Company	$3,850	$(2,216)	$6,714	$(4,046)

Other comprehensive income (loss):
Unrealized (loss) gain on interest rate swaps	(494)	—	1,253	—

Other comprehensive (loss) income	(494)	—	1,253	—

Comprehensive income (loss) attributable to the Company	$3,356	$(2,216)	$7,967	$(4,046)

Weighted average number of common shares outstanding:
Basic	46,757,918	11,341,730	34,925,951	7,564,337

Diluted	46,774,585	11,341,730	34,944,118	7,564,337

Net income (loss) per common share attributable to common stockholders:
Basic	$0.08	$(0.20)	$0.19	$(0.53)

Diluted	$0.08	$(0.20)	$0.19	$(0.53)

Distributions declared per common share	$0.18	$0.18	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2013

(in thousands, except for share data)

(Unaudited)

	Common Stock		Additional	Accumulated Distributions	Accumulated Other	Noncontrolling Interests In	Noncontrolling Interests In	Total
	No. of Shares	Par Value	Paid in Capital	in Excess of Earnings	Comprehensive Income (Loss)	Operating Partnership	Consolidated Partnerships	Stockholders’ Equity

Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$1	$48,429	$203,878
Issuance of common stock	33,516,430	335	332,996	—	—	—	—	333,331
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	784,342	9	7,443	—	—	—	—	7,452
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,331)	(2,331)
Distributions declared to common stockholders	—	—	—	(18,203)	—	—	—	(18,203)
Commissions on sale of common stock and related dealer-manager fees	—	—	(30,904)	—	—	—	—	(30,904)
Other offering costs	—	—	(3,398)	—	—	—	—	(3,398)
Redemption of common stock	(28,884)	—	(273)	—	—	—	—	(273)
Stock-based compensation	—	—	51	—	—	—	—	51
Other comprehensive income	—	—	—	—	1,253	—	—	1,253
Net income	—	—	—	6,714	—	—	1,437	8,151

Balance, September 30, 2013	54,519,366	$546	$478,517	$(27,882)	$290	$1	$47,535	$499,007

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2013 and 2012

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Consolidated net income (loss)	$8,151	$(2,745)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,591	4,761
Amortization of debt issue costs	822	240
Amortization of straight-line rent	(3,631)	(1,332)
Amortization of intangible lease liability	(2,917)	(1,679)
Amortization of origination costs and commitment fees	(236)	—
Amortization of intangible lease assets	120	95
Deferred revenue	1,882	2,508
Stock-based compensation	51	36
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,420	826
Accounts payable due to affiliates	9	(189)
Other assets, net	(1,784)	(1,607)

Net cash provided by operating activities	16,478	914

Cash flows from investing activities:
Investment in real estate and other assets	(231,639)	(229,777)
Acquisition costs	(1,844)	—
Capital expenditures	(378)	(744)
Payments of real estate escrow deposits	(3,505)	(12,410)
Collections of real estate escrow deposits	4,078	56,300
Change in restricted cash	—	(786)
Other deposits	(167)	(196)
Notes receivables advances	(63,650)	(15,150)
Collections of notes receivable	37,300	—
Origination costs net of commitment fees related to notes receivable	(1,141)	—

Net cash used in investing activities	(260,946)	(202,763)

Cash flows from financing activities:
Proceeds from notes payable	14,000	70,703
Payments on notes payable	(2,422)	(909)
Proceeds from credit facility	17,500	54,500
Payments of credit facility	(18,000)	(6,500)
Payments of deferred financing costs	(3,763)	(1,942)
Repurchase of common stock	(273)	(171)
Offering costs on issuance of common stock	(38,508)	(11,317)
Distributions to stockholders	(8,900)	(1,764)
Proceeds from issuance of common stock	333,331	106,361
Purchase of noncontrolling interest in consolidated partnership	—	(7,500)
Payments to escrow funds	(2,297)	(2,910)
Collection of escrow funds	2,016	1,271
Distributions to noncontrolling interests in consolidated partnerships	(2,331)	(1,872)

Net cash provided by financing activities	290,353	197,950

Net change in cash	45,885	(3,899)
Cash and cash equivalents - Beginning of period	4,377	8,969

Cash and cash equivalents - End of period	$50,262	$5,070

Supplemental disclosure of non-cash transactions:
Accrued offering costs	$2,401	$4,637
Common stock issued through distribution reinvestment plan	$7,452	$1,609
Net unrealized gain on interest rate swap	$1,253	$—
Distributions declared and unpaid	$2,976	$573
Supplemental cash flow disclosures:
Interest paid	$8,506	$2,967

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2013

Note 1—Organization and Proposed Business Operations

Carter Validus Mission Critical REIT, Inc. (the “Company”), a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”), for federal income tax purposes. The Company operates through two reportable business segments—data centers and medical facilities. As of September 30, 2013, the Company owned 28 properties (including two properties owned through consolidated partnerships) comprising 2.06 million rentable square feet of single- and multiple-tenant commercial space located in 21 metropolitan statistical areas (“MSAs”). As of September 30, 2013, the rentable space at these properties was 100% leased. As of September 30, 2013, the Company had also invested in two secured preferred equity loans in the aggregate principal amount of $42,500,000, an unsecured loan in the amount of $514,000 and a bridge loan in the outstanding principal amount of $7,000,000.

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

As of September 30, 2013, the Company had issued approximately 54,539,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $541,934,000 before selling commissions and dealer-manager fees of approximately $49,258,000 and other offering costs of approximately $11,985,000. As of September 30, 2013, the Company had approximately 120,461,000 shares of common stock remaining in the Offering.

On October 11, 2013, the Company filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, the Company is extending the Offering until (i) the earlier of the effective date of the registration statement for the proposed follow-on public offering, (ii) June 8, 2014, the date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. The Company has not issued any shares in connection with the proposed follow-on offering as it has not yet been declared effective by the SEC. See Note 17—“Subsequent Events.”

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

Carter Validus Real Estate Management Services, LLC (the “Property Manager”), a wholly owned subsidiary of Carter/Validus REIT Investment Management Company, LLC, the Company’s sponsor, serves as the Company’s property manager. The Property Manager and SC Distributors, LLC (“SC Distributors”), the affiliated dealer-manager of the Offering, receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages of the Offering.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

As of September 30, 2013, the Company consolidated the accounts of one VIE, the entity that owns the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance. The significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2013, cash flows related to the 180 Peachtree Data Center consisted of $4,457,000 in cash provided by operating activities, $365,000 in cash used in investing activities and $4,110,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of September 30, 2013, the Company determined that three of its loan investments were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance. See Note 6—“Investment in Notes Receivables.”

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Notes Receivables

As of September 30, 2013, the Company had investments in four notes receivables, which represented loans held for investment and intended to be held to maturity. Accordingly, these notes are recorded at cost, net of unamortized loan origination costs and commitment fees, and allowance for losses when a loan is deemed to be impaired. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method over the life of the loan. Interest income earned on notes receivables for the three months ended September 30, 2013 and 2012 was $1,936,000 and $79,000, respectively, and for the nine months ended September 30, 2013 and 2012 was $4,195,000 and $112,000, respectively.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due on notes receivable as of September 30, 2013. A note receivable is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivables is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to notes receivables for the nine months ended September 30, 2013.

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

Acquisition fees and expenses in connection with the acquisition of properties deemed to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss). Acquisition fees and expenses associated with transactions deemed to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses for the three months ended September 30, 2013 and 2012 of approximately $1,402,000 and $3,142,000, respectively, and $4,599,000 and $6,255,000 for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and December 30, 2012, the Company had $1,844,000 and $0, respectively, of capitalized acquisition fees and expenses.

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

Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates. The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $133,809,000 and $121,724,000 as of September 30, 2013 and December 31, 2012, respectively. The carrying value of the notes payable—fixed rate was $131,402,000 and $119,269,000 as of September 30, 2013 and December 31, 2012, respectively.

Notes payable—Variable and KeyBank Credit Facility—As of September 30, 2013, the fair value of the notes payable—variable and the secured credit facility with KeyBank National Association in the aggregate maximum principal amount of $225,000,000 (as amended, the “KeyBank Credit Facility”) each approximated its carry value as the interest rate on these instruments resets to market on a monthly basis. The carrying value of the notes payable—variable was $37,023,000 and $37,578,000 as of September 30, 2013 and December 31, 2012, respectively. The carrying value of the KeyBank Credit Facility was $55,000,000 and $55,500,000 as of September 30, 2013 and December 31, 2012, respectively. See Note 7—“Notes Payable and Credit Facility” for additional information on the KeyBank Credit Facility.

Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$404	$—	$404

Liabilities:
Derivative liabilities	$—	$(114)	$—	$(114)

	December 31, 2012
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—

Liabilities:
Derivative liabilities	$—	$(963)	$—	$(963)

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

Concentration of Credit Risk and Significant Leases

As of September 30, 2013, the Company had cash on deposit, including restricted cash, in nine financial institutions, eight of which had deposits in excess of current federally insured levels totaling $51.7 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

Based on leases in effect as of September 30, 2013, the Company owned properties in 21 MSAs (including two properties owned through consolidated partnerships), three of which each accounted for 10.0% or more of annualized rental revenues. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for an aggregate of 21% of annualized rental revenues in effect as of September 30, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 15% of annualized rental revenues in effect as of September 30, 2013, and properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 10% of annualized rental revenues in effect as of September 30, 2013.

Based on leases in effect as of September 30, 2013, the Company’s two reportable business segments, data centers and medical facilities, accounted for annualized base rent of 53% and 47%, respectively, of the September 30, 2013 annualized base rent. As of September 30, 2013, the lease with the Vanguard Group, Inc. accounted for 10% of the Company’s annualized rental revenue in effect as of September 30, 2013.

Stockholders’ Equity

As of September 30, 2013, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of September 30, 2013, the Company had approximately 54,568,000 shares of common stock issued and 54,519,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the nine months ended September 30, 2013, the Company received valid redemption requests relating to approximately 29,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $273,000 (an average of $9.41 per share).

Distributions and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of September 30, 2013, the Company paid aggregate distributions, since inception, of approximately $22,792,000 ($12,327,000 in cash and $10,465,000 of which were reinvested in shares of common stock pursuant to the DRIP), calculated at the current annual rate of 7.0%. As of September 30, 2013, the Company had distributions payable of approximately $2,976,000. These distributions were paid on October 1, 2013, $1,587,000 of which was paid in cash and $1,389,000 of which was reinvested in shares of common stock pursuant to the DRIP.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2013, the Company operated through two reportable business segments—data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 12—“Segment Reporting” for a further discussion on the reportable segments of the Company.

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

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Bench Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”). The objective of ASU 2013-10 is to provide for the inclusion of the Federal Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the currently considered benchmark interest rates: the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, ASU 2013-10 removes the restriction on using different benchmark rates for similar hedges. The adoption of ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

In the Company’s previously issued condensed consolidated statement of operations for the three and nine months ended September 30, 2012, parking revenue in the amounts of $429,000 and $1,212,000, respectively, was reclassified to rental and parking revenue to conform with current period presentation, with no effect on the Company’s condensed financial position or results of operations.

In the Company’s previously issued condensed consolidated statement of operations for the three and nine months ended September 30, 2012, other income related to the notes receivables interest income in the amount of $79,000 and $112,000, respectively, was reclassified to notes receivables interest income to conform with current period presentation, with no effect on the Company’s condensed financial position or results of operations.

Note 3—Real Estate Investments

The Company’s investments in consolidated properties consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Land	$52,185	$34,577
Buildings and improvements	551,792	357,559
Identified intangible assets	85,840	60,019

	689,817	452,155
Less: accumulated depreciation and amortization	(21,442)	(8,732)

	$668,375	$443,423

Depreciation and amortization expense for the three months ended September 30, 2013 and 2012 was $4,727,000 and $2,078,000, respectively, and $12,591,000 and $4,761,000 for the nine months ended September 30, 2013 and 2012, respectively. In addition to the property acquisitions discussed below, for the three months ended September 30, 2013 and 2012, the Company had capital expenditures of $127,000 and $409,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Company had capital expenditures of $378,000 and $744,000, respectively, primarily related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the nine months ended September 30, 2013, acquisition fees and acquisition related costs totaled $6,443,000 and did not exceed 6.0% of the purchase price of the Company’s acquisitions during such period.

2013 Acquisitions

During the three months ended June 30, 2013, the Company completed four acquisitions for an aggregate purchase price of $46,400,000. As of June 30, 2013, the Company had not completed its initial fair value-based purchase price allocation for two of these acquisitions due to the timing of the completion of the acquisitions. As of June 30, 2013, the Company recorded these two acquisitions in land in the amount of $4,025,000 and buildings and improvements in the amount of $33,360,000 on the condensed consolidated balance sheet. As of September 30, 2013, these amounts were reclassified and the Company recorded the fair value-based purchase price allocation for these acquisitions as follows (amounts in thousands):

Total
Land	$3,728
Buildings and improvements	29,503
In-place leases	3,824
Tenant improvements	366

Total assets acquired	37,421

Below market leases	(36)

Total liabilities acquired	(36)

Net assets acquired	$37,385

During the nine months ended September 30, 2013, the Company completed thirteen acquisitions for an aggregate purchase price of $231,639,000. In connection with the acquisition of one property, the Company obtained financing of $14,000,000 with the remaining balance of the acquisition cost paid with proceeds from the Offering. In connection with these acquisitions, the Company paid fees to the Advisor or its affiliates of $4,633,000. The following is a summary of the acquisitions for the nine months ended September 30, 2013:

Property	Date Acquired	Type	Ownership Percentage
Grapevine Hospital	02/25/2013	Medical Facility	100.0%
Raleigh Data Center	03/21/2013	Data Center	100.0%
Andover Data Center	03/28/2013	Data Center	100.0%
Wilkes-Barre Healthcare Facility	05/31/2013	Medical Facility	100.0%
Fresenius Healthcare Facility	06/11/2013	Medical Facility	100.0%
Leonia Data Center	06/26/2013	Data Center	100.0%
Physicians’ Specialty Hospital	06/28/2013	Medical Facility	100.0%
Christus Cabrini Surgery Center	07/31/2013	Medical Facility	100.0%
Valley Baptist Wellness Center	08/16/2013	Medical Facility	100.0%
Akron General Integrated Medical Facility	08/23/2013	Medical Facility	100.0%
Victory Medical Center Landmark	08/29/2013	Medical Facility	100.0%
Post Acute/Warm Springs Rehab Hospital of Westover Hills	09/06/2013	Medical Facility	100.0%
AT&T Wisconsin Data Center	09/26/2013	Data Center	100.0%

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

Earnings are allocated to the Company and the noncontrolling interest based upon the terms of the substantive profit sharing arrangement. Under this arrangement, profits are first allocated in an amount equal to the operating cash flow distributions made during the period to each partner in accordance with the distribution priorities set forth in the partnership agreement. Thereafter, because the noncontrolling interest has a preference return of its capital upon liquidation, income or loss is allocated to each partner assuming the entity was liquidated at book value at the end of each reporting period, to reflect the balance of the noncontrolling interest at an amount equal to the preference it would receive upon hypothetical liquidation. See Note 17—“Subsequent Events.”

Note 4—Identified Intangible Assets, Net

Identified intangible assets, which are included in real estate in the accompanying balance sheets, consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012

In-place leases, net of accumulated amortization of $6,241 and $2,708 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 14.1 years and 15.8 years as of September 30, 2013 and December 31, 2012, respectively)	$75,456	$54,238

Above market leases, net of accumulated amortization of $255 and $135 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 8.7 years and 9.1 years as of September 30, 2013 and December 31, 2012, respectively)	886	1,006

Ground lease interest, net of accumulated amortization of $67 and $37 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 63.0 years and 43.1 years as of September 30, 2013 and December 31, 2012, respectively)	2,712	1,672

Lease commissions, net of accumulated amortization of $18 and $7 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 13.7 years and 14.4 years as of September 30, 2013 and December 31, 2012, respectively)	205	216

	$79,259	$57,132

Amortization expense for the in-place leases, lease commissions and ground leases for the three months ended September 30, 2013 and 2012 was $1,303,000 and $723,000, respectively, and $3,574,000 and $1,615,000 for the nine months ended September 30, 2013 and 2012, respectively. Amortization of the above market leases for each of the three months ended September 30, 2013 and 2012 was $40,000, and $120,000 and $95,000 for the nine months ended September 30, 2013 and 2012, respectively.

Estimated amortization expense of the identified intangible assets as of September 30, 2013, for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (three months)	$1,511
2014	6,045
2015	6,045
2016	5,726
2017	5,405
Thereafter	54,527

$79,259

Note 5—Other Assets

Other assets consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Deferred financing costs, net of accumulated amortization of $1,254 and $432 as of September 30, 2013 and December 31, 2012, respectively	$6,301	$3,438
Investments in unconsolidated partnerships	121	135
Accounts receivable	397	528
Accounts receivable accrued	812	752
Straight-line rent receivable	6,135	2,504
Restricted cash held in escrow	6,793	3,604
Real estate escrow deposits	5	578
Prepaid and other assets	2,048	747

	$22,612	$12,286

Amortization expense of deferred financing costs for the three months ended September 30, 2013 and 2012 was $305,000 and $130,000, respectively, and $822,000 and $240,000 for the nine months ended September 30, 2013 and 2012, respectively, which was recorded as interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization expense of deferred financing costs as of September 30, 2013, for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (three months)	$467
2014	1,841
2015	1,834
2016	1,458
2017	521
Thereafter	180

$6,301

Note 6—Investment in Notes Receivables

As of September 30, 2013 and December 31, 2012, the aggregate balance of the Company’s investment in notes receivables was $51,147,000 and $23,711,000, respectively. As of September 30, 2013, the Company had fixed rate notes receivables with interest rates ranging from 10.00% to 17.00% per annum and a weighted average interest rate of 13.48% per annum.

Notes receivables consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

			Outstanding Balance as of
Notes Receivables	Interest Rate	Maturity Date	September 30, 2013	December 31, 2012
Walnut Hill Property Company *	10.00%	02/28/18	$20,347	$8,305
Bay Area Preferred Equity Loan *	17.00%	11/30/18	23,286	14,892
MM Peachtree Holdings *	12.00%	12/31/21	514	514
Victory/Walnut Hill Bridge Loan	12.00%	**	7,000	—

			$51,147	$23,711

*	Unconsolidated VIE
**	The Victory/Walnut Hill Bridge Loan (defined below) matures upon the earlier to occur of (i) the sale or refinancing of a certain hospital under development that is owned by the borrower; (ii) May 7, 2014; and (iii) the date on which all of the liabilities of the borrower become due and payable.

Victory/Walnut Hill Bridge Loan

The Company is a party to a loan agreement with three unaffiliated borrowers to provide interim funding in the initial principal amount of $18,000,000 (the “Victory/Walnut Hill Bridge Loan”) for the construction of certain hospital facilities. The Victory/Walnut Hill Bridge Loan is collateralized by a 23 acre parcel of land in Houston, Texas and a 150,000 square foot medical office building in Houston, Texas.

The Victory/Walnut Hill Bridge Loan bears interest at a per annum rate equal to 12% and matures upon the earlier of the sale or refinancing of the Walnut Hill Hospital. In connection with the Company’s purchases of and with the proceeds from the Valley Baptist Wellness Center and the Victory Medical Center Landmark, the borrowers repaid $11,000,000 of the Victory/Walnut Hill Bridge Loan. As of September 30, 2013, there was still approximately $7,000,000 outstanding under the Victory/Walnut Hill Bridge Loan.

Unconsolidated Variable Interest Entities

As of September 30, 2013 and December 31, 2012, the Company had an aggregate of $44,147,000 and $8,819,000, respectively, of receivables from unconsolidated VIEs, which consisted of notes receivables. Outstanding balances of assets, liabilities and maximum exposure to loss related to variable interests in unconsolidated VIEs consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013				December 31, 2012
Variable Interest in Unconsolidated VIEs	Assets		Liabilities	Maximum Exposure to Loss	Assets	Liabilities	Maximum Exposure to Loss
Walnut Hill Property Company Loan	$20,347	(1)	$—	$20,347	$8,305	$—	$8,305
Bay Area Preferred Equity Loan	23,286	(2)	—	23,286	—	—	—
MM Peachtree Holdings	514		—	514	514	—	514

	$44,147		$—	$44,147	$8,819	$—	$8,819

(1)	As of September 30, 2013, the Company’s variable interest in the Walnut Hill Property Company Loan (as defined below) consisted of the loan’s principal balance of $20,000,000 and origination costs of $347,000.
(2)	As of September 30, 2013, the Company’s variable interest in the Bay Area Preferred Equity Loan (as defined below) consisted of the loan’s principal balance of $22,500,000 and origination costs of $786,000.

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

Walnut Hill Property Company Loan

The Company is a party to a preferred equity loan agreement with Walnut Hill Property Company (“Walnut Hill Property Company Loan”), pursuant to which the Company agreed to provide funds to be used for the construction of a 100-bed acute care hospital, located in Dallas, Texas in the aggregate amount of up to $20,000,000. The investment is collateralized by the membership interests of the entity that holds title to the real property. As of September 30, 2013, the Company had funded an aggregate of $20,000,000 under the Walnut Hill Property Company Loan.

The interest rate under the Walnut Hill Property Company Loan is 10% per annum. As additional consideration for making the loan, the borrower agreed to pay the Company an amount of up to $4,000,000 derived from a sale of the acute care hospital, which is currently under construction. This payment will be calculated and paid in accordance with the terms of the promissory note evidencing the Walnut Hill Property Company Loan.

Note 7—Notes Payable and Credit Facility

As of September 30, 2013, the Company had total debt outstanding of $223,425,000, of which $168,425,000 related to notes payable and $55,000,000 related to the KeyBank Credit Facility. As of September 30, 2013, the Company had seven fixed rate notes payable in the aggregate amount of $131,402,000, two variable rate notes payable in the aggregate amount of $37,023,000 that were fixed through interest rate swap agreements, and $55,000,000 borrowed under the KeyBank Credit Facility that was fixed through interest rate swap agreements. As of September 30, 2013, the Company did not have any variable rate debt outstanding. As of September 30, 2013, the Company’s weighted average interest rate was 4.66%.

Notes Payable

Notes payable consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

			Outstanding Balance as of
Property	Interest Rate	Maturity Date	September 30, 2013	December 31, 2012
Richardson Data Center	5.10%	08/06/16	$15,015	$15,383
180 Peachtree Data Center	5.93%	01/06/22	53,921	54,420
St. Louis Surgical Center	4.75%	02/10/17	6,159	6,264
Northwoods Data Center	5.25%	04/10/22	3,163	3,237
HPI Integrated Medical Center	4.75%	06/28/17	5,868	5,965
Baylor Medical Center	4.67%	10/11/17	20,433	20,750
Vibra New Bedford Hospital	5.50%	10/21/17	16,590	16,828
Philadelphia Data Center	4.13%	12/06/17	33,423	34,000
Grapevine Hospital	4.50%	02/28/18	13,853	—

			$168,425	$156,847

The principal payments due on the notes payable as of September 30, 2013, for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
2013 (three months)	$875	$—	$875
2014	3,564	—	3,564
2015	3,745	—	3,745
2016	3,672	13,488	17,160
2017	3,041	74,338	77,379
Thereafter	4,740	60,962	65,702

	$19,637	$148,788	$168,425

Credit Facility

As of September 30, 2013, the aggregate maximum principal amount available under the KeyBank Credit Facility was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the purchase of properties, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $350,000,000.

As of September 30, 2013, the annual interest rate payable under the KeyBank Credit Facility was, at the Operating Partnership’s option, either (a) the London Interbank Offered Rate (“LIBOR”), plus an applicable margin ranging from 2.25% to 3.00%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.00% to 1.75%, which is determined based on the overall leverage of the Operating Partnership. In addition, the Company is required to pay a fee on the unused portion of the lender’s commitments under the KeyBank Credit Facility of 0.30% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.20% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans at a weighted average rate of 0.91%, resulting in an interest rate under the term loans of the KeyBank Credit Facility ranging from 3.16% to 3.91% per annum. The revolving line of credit and the term loan can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loan that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the collateral pool. As of September 30, 2013, the borrowing base availability under the KeyBank Credit Facility was $167,229,000 and the Company had drawn down $55,000,000 thereunder. As of September 30, 2013, the Company had approximately $112,229,000 remaining available under the KeyBank Credit Facility. See Note 17—“Subsequent Events, Increase in Borrowing Base Availability Under the KeyBank Credit Facility” for additional information.

Note 8—Identified Intangible Liabilities

Identified intangible liabilities, net consisted of the following as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012

Below market leases, net of accumulated amortization of $5,500 and $2,583 as of September 30, 2013 and December 31, 2012, respectively (with a weighted average remaining life of 11.6 years and 18.2 years as of September 30, 2013 and December 31, 2012, respectively)	$54,963	$54,022

Amortization of below market leases for the three months ended September 30, 2013 and 2012 was $999,000 and $685,000, respectively, and $2,917,000 and $1,679,000 for the nine months ended September 30, 2013 and 2012, respectively. Amortization on below market leases is recorded to rental income in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Estimated amortization of below market leases as of September 30, 2013, for the three months ending December 31, 2013 and for each of the next four years ending December 31 and thereafter, is as follows (amounts in thousands):

Year	Amount
2013 (three months)	$1,001
2014	4,004
2015	4,004
2016	3,820
2017	3,581
Thereafter	38,553

$54,963

Note 9—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2013, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

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

Note 10—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. SC Distributors, the affiliated dealer-manager of the Company, receives a selling commission of up to 7.0% of gross offering proceeds. In addition, SC Distributors receives up to 2.75% of gross offering proceeds as a dealer-manager fee. SC Distributors, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid SC Distributors approximately $13,556,000 and $4,297,000 for the three months ended September 30, 2013 and 2012, respectively, and $30,904,000 and $9,817,000 for the nine months ended September 30, 2013 and 2012, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses are paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended September 30, 2013 and 2012, the Company reimbursed $3,068,000 and $1,186,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Company reimbursed $7,604,000 and $1,613,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering expenses are charged to stockholders’ equity as such amounts are reimbursed to the Advisor.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended September 30, 2013 and 2012, the Company incurred $2,615,000 and $2,168,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Company incurred $4,633,000 and $4,113,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended September 30, 2013 and 2012, the Company incurred $707,000 and $0, respectively, and for the nine months ended September 30, 2013 and 2012, the Company incurred $1,004,000 and $0, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees, including asset management fees incurred for the period. For the three months ended September 30, 2013 and 2012, the Advisor earned $457,000 and $0, respectively, in asset management fees, and waived irrevocably, without recourse, $682,000 and $288,000, respectively. For the nine months ended September 30, 2013 and 2012, the Advisor earned $2,083,000 and $0, respectively, in asset management fees, and waived irrevocably, without recourse, $862,000 and $621,000. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended September 30, 2013 and 2012, the Advisor incurred $269,000 and $85,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Advisor incurred $697,000 and $345,000, respectively, in indirect operating expenses on the Company’s behalf. For the three months ended September 30, 2013 and 2012, the Advisor waived $0 and $85,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Advisor waived $0 and $345,000, respectively, of its indirect operating expenses it incurred on behalf of the Company, without recourse. The indirect operating expenses waived by the Advisor consisted of administrative service expense, including payroll-related expenses.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of September 30, 2013, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of September 30, 2013, the Company did not incur a listing fee.

The Company pays the Property Manager leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended September 30, 2013 and 2012, the Company incurred $374,000 and $133,000, respectively, and for the nine months ended September 30, 2013 and 2012, the Company incurred $982,000 and $324,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding to affiliates as of September 30, 2013 and December 31, 2012 (amounts in thousands):

Entity	Fee	September 30, 2013	December 31, 2012
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$6	$3
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	282	278
Carter Validus Real Estate Management Services, LLC	Property management fees	63	63
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	123	121
Carter/Validus Advisors, LLC and its affiliates	Offering costs	1,003	5,209

		$1,477	$5,674

Note 11—2013 Acquisitions

During the nine months ended September 30, 2013, the Company completed thirteen acquisitions, comprised of thirteen buildings with an aggregate 820,000 square feet of gross leasable area. The aggregate purchase price was $231,639,000, plus closing costs. See Note 3—“Real Estate Investments” for a listing of the properties acquired, acquisition dates and the amount of financing initially incurred in connection with such acquisitions.

Results of operations for the acquisitions are reflected in the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2013 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2013, we recognized $5,992,000 of revenues and net loss of $1,742,000 for the properties acquired in 2013. In addition, during the nine months ended September 30, 2013, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $4,188,000.

The following table summarizes management’s allocation of the fair value of the thirteen acquisitions for the nine months ended September 30, 2013 (amounts in thousands):

Total
Land	$17,608
Buildings and improvements	188,293
In-place leases	24,751
Tenant improvements	3,775
Ground leasehold asset	1,105

Total assets acquired	235,532

Below market leases	(3,893)

Total liabilities acquired	(3,893)

Net assets acquired	$231,639

Assuming the 2013 acquisitions described above had occurred on January 1, 2012, pro forma revenues, net income, net income attributable to the Company and net income per common share attributable to the Company—basic and diluted, would have been as follows for the three and nine month periods below (amounts in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Pro forma basis:
Revenues	$17,958	$17,996	$53,803	$52,908
Net income	$7,668	$6,797	$21,593	$20,499
Net income attributable to the Company	$7,134	$6,112	$20,000	$19,336
Net income per common share attributable to the Company:
Basic	$0.15	$0.18	$0.57	$0.55
Diluted	$0.15	$0.18	$0.57	$0.55

Note 12—Segment Reporting

As of September 30, 2013, the Company operated through two reportable business segments—data centers and medical facilities. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers as of September 30, 2013.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2013 and 2012 is as follows (amounts in thousands):

	Data Centers	Medical Facilities	Three Months Ended September 30, 2013

Revenue:
Rental, parking and tenant reimbursement revenue	$10,042	$5,868	$15,910
Notes receivables interest income	—	1,936	1,936
Expenses:
Rental and parking expenses	2,770	385	3,155

Segment net operating income	$7,272	$7,419	$14,691

Expenses:
General and administrative expenses			996
Acquisition related expenses			1,402
Depreciation and amortization			4,727

Income from operations			7,566
Other income (expense):
Interest and other income			31
Interest and other expense			(3,150)

Consolidated net income			$4,447

	Data Centers	Medical Facilities	Three Months Ended September 30, 2012

Revenue:
Rental, parking and tenant reimbursement revenue	$6,359	$994	$7,353
Notes receivables interest income	—	79	79
Expenses:
Rental and parking expenses	2,009	73	2,082

Segment net operating income	$4,350	$1,000	$5,350

Expenses:
General and administrative expenses			148
Acquisition related expenses			3,142
Depreciation and amortization			2,078

Loss from operations			(18)
Other income (expense):
Interest and other income			—
Interest and other expense			(1,513)

Consolidated net loss			$(1,531)

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2013

Revenue:
Rental, parking and tenant reimbursement revenue	$28,079	$14,395	$42,474
Notes receivables interest income	—	4,195	4,195
Expenses:
Rental and parking expenses	7,554	972	8,526

Segment net operating income	$20,525	$17,618	$38,143

Expenses:
General and administrative expenses			3,777
Acquisition related expenses			4,599
Depreciation and amortization			12,591

Income from operations			17,176
Other income (expense):
Interest and other income			40
Interest and other expense			(9,065)

Consolidated net income			$8,151

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2012

Revenue:
Rental, parking and tenant reimbursement revenue	$15,776	$1,619	$17,395
Notes receivables interest income	—	112	112
Expenses:
Rental and parking expenses	4,641	135	4,776

Segment net operating income	$11,135	$1,596	$12,731

Expenses:
General and administrative expenses			577
Acquisition related expenses			6,255
Depreciation and amortization			4,761

Income from operations			1,138
Other income (expense):
Interest and other income			—
Interest and other expense			(3,883)

Consolidated net loss			$(2,745)

Assets and capital additions by reportable segments as of September 30, 2013 and December 31, 2012 are as follows (amounts in thousands):

	September 30, 2013	December 31, 2012
Assets by segment:
Data centers	$392,389	$295,021
Medical facilities	295,018	158,743
All other	105,393	30,033

Total assets	$792,800	$483,797

	September 30, 2013	December 31, 2012
Capital additions by segment:
Data centers	$98,505	$219,266
Medical facilities	133,512	147,344
All other	—	—

Total capital additions	$232,017	$366,610

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2013, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $713,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				September 30, 2013			December 31, 2012
Derivatives Designated as Hedging Instruments	Balance			Outstanding	Fair Value of		Outstanding	Fair Value of
	Sheet	Effective	Maturity	Notional			Notional
	Location	Dates	Dates	Amount	Asset	(Liability)	Amount	Asset	(Liability)
Interest rate swap	Derivative assets/ Derivative (liabilities)	10/12/2012 to 04/01/2013	10/11/2017 to 11/19/2017	$92,022	$404	$(114)	$75,100	$—	$(963)

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

The table below summarizes the amount of income or losses recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2013	2012	2013	2012
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$(683)	$—	$732	$—
Amounts reclassified from accumulated other comprehensive income (effective portion)	$189	$—	$521	$—

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $153,000. As of September 30, 2013, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2013 and December 31, 2012 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

September 30, 2013	$404	$—	$404	$—	$—	$404

December 31, 2012	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

September 30, 2013	$114	$—	$114	$—	$—	$114

December 31, 2012	$963	$—	$963	$—	$—	$963

The Company reports derivatives in the accompanying condensed consolidated balance sheets as derivative assets and derivative liabilities.

Note 14—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 (amounts in thousands):

	Unrealized Income (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(963)	$(963)
Other comprehensive income before reclassification	732	732
Amounts reclassified from accumulated other comprehensive income to net income (effective portion)	521	521

Other comprehensive income	1,253	1,253

Balance as of September 30, 2013	$290	$290

The following table presents reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2013:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income	Affected Line Items in the Statement of Operations
Interest rate swap contracts	$521	Interest expense

	$521

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

Note 16—Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities, if any. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on non-vested restricted shares. For the three months ended September 30, 2013, diluted earnings per share reflect the effect of 17,000 non-vested shares of restricted common stock that were outstanding as of such period. For the nine months ended September 30, 2013, diluted earnings per share reflect the effect of 18,000 non-vested shares of restricted common stock that were outstanding as of such period. For the three and nine months ended September 30, 2012, there were 20,250 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were antidilutive during the period.

Note 17—Subsequent Events

Distributions Paid

On October 1, 2013, the Company paid aggregate distributions of $2,976,000 ($1,587,000 in cash and $1,389,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2013 through September 30, 2013. On November 1, 2013, the Company paid aggregate distributions of $3,413,000 ($1,795,000 in cash and $1,618,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2013 through October 31, 2013.

Distributions Declared

On November 8, 2013, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2013 and ending on February 28, 2014. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the December 2013, January 2014 and February 2014 periods will be paid in January 2014, February 2014 and March 2014, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Increase in Borrowing Base Availability Under the KeyBank Credit Facility

On October 2, 2013, the Company added the Christus Cabrini Surgery Center to the collateral pool of the KeyBank Credit Facility, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $2,612,000.

Loan Agreement for Valley Baptist Wellness Center

On October 11, 2013, in connection with the acquisition of the Valley Baptist Wellness Center, the Company, through a wholly-owned subsidiary, HC-3001 North Augusta National Drive (“HC-3001”), entered into a loan agreement with American Momentum Bank to obtain a loan in the principal amount of $6,320,000. The loan agreement provides for (i) a fixed annual interest of 4.75%; (ii) a maturity date of October 11, 2018; and (iii) subject to certain exceptions, the loan is recourse as to the Valley Baptist Wellness Center. In addition, pursuant to a guaranty, the Operating Partnership’s liability is limited to 25% of the outstanding principal balance on the loan. The loan agreement also contains various affirmative and negative covenants that are customary for loan agreements and transactions of this type, including limitations on the incurrence of additional debt by HC-3001.

Status of the Offering, the Extension of the Offering and the Filing of a Registration Statement for a Follow-On Public Offering

As of November 11, 2013, the Company had received and accepted subscriptions for 62,663,000 shares of the Company’s common stock, or $622,481,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of November 11, 2013, the Company had approximately 112,337,000 shares of common stock remaining in the Offering.

On October 11, 2013, the Company filed a registration statement on Form S-11 under the Securities Act to register a maximum of $240,000,000 of shares of common stock to be offered to the public on a best efforts basis pursuant to a proposed follow-on public offering, and a maximum of $10,000,000 of additional shares pursuant to the DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, the Company extended the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on public offering, (ii) June 8, 2014, the date that is 180 days after the third anniversary of the effective date of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. The Company has not issued any shares in connection with the proposed follow-on offering as it has not yet been declared effective by the SEC.

Acquisition of AT&T Tennessee Data Center

On November 12, 2013, the Company completed the acquisition of a 347,515 square foot data center (the “AT&T Tennessee Data Center”), located in Brentwood, Tennessee, for a purchase price of $109,220,000, plus closing costs. The AT&T Tennessee Data Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation. It is therefore impractical to provide pro-forma information.

Renewal of Advisory Agreement

On November 8, 2013, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, renewed the Amended and Restated Advisory Agreement, by and among the Company, the Operating Partnership and the Advisor, dated November 26, 2010, as amended. The renewal will be for a one-year term and will be effective as of November 26, 2013.

Renewal of Property Management Agreement

On November 8, 2013, the board of directors, including all independent directors of the Company, after review of the property manager’s performance during the last year, renewed the Property Management Agreement by and among the Company, the Operating Partnership and the Property Manager, dated November 12, 2010, as amended. The renewal will be for a one-year term and will be effective as of November 12, 2013.

Potential Acquisition of Noncontrolling Partnership Interest

Pursuant to a limited liability partnership agreement with DC-2000 Kubach Road, LLC, a wholly-owned subsidiary of the Operating Partnership, and an unaffiliated investor, executed as of March 31, 2013 and effective as of November 13, 2012, the Company has notified its joint venture partners of its intention to repurchase all of the noncontrolling interest in the partnership for a total cost of $18,750,000 on November 15, 2013. As a result of the potential acquisition of the noncontrolling interest, the Philadelphia Data Center will become a wholly-owned property of the Company.

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

We are conducting a best efforts initial public offering (the “Offering”), in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan (the “DRIP”). The SEC first declared our registration statement effective as of December 10, 2010. As of September 30, 2013, we had received and accepted subscriptions in the Offering for 54,539,000 shares of our common stock, or $541,934,000, including shares of our common stock issued pursuant to the DRIP.

On October 11, 2013, we filed a registration statement on Form S-11 with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to our DRIP. Accordingly, as provided pursuant to Rule 415 promulgated under the Securities Act, we are extending the Offering until the earlier of (i) the effective date of the registration statement for the proposed follow-on offering, (ii) June 8, 2014, the date that is 180 days after the third anniversary of the Offering, or (iii) the date the maximum offering amount under the Offering is sold. We have not issued any shares in connection with the proposed follow-on offering, as it has not yet been declared effective by the SEC.

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

We currently operate through two reportable business segments—data centers and medical facilities. As of September 30, 2013, we had completed 28 acquisitions (including two properties owned through consolidated partnerships) comprised of 35 buildings and parking facilities and approximately 2,065,000 square feet of gross leasable area for an aggregate purchase price of $626,122,500. As of September 30, 2013, we had also invested in two secured preferred equity loans in the aggregate principal amount of $42,500,000, an unsecured loan in the amount of $514,000 and a bridge loan in the outstanding principal amount of $7,000,000.

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

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate assets as of September 30, 2013 and 2012:

	September 30, 2013	September 30, 2012
Number of commercial properties	28	11
Approximate aggregate rentable square feet (1)	2,065,000	941,000
Percentage of rentable square feet leased	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity during the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Commercial properties acquired	6	4	13	10
Approximate aggregate purchase price of acquired properties	$130,739,000	$95,633,000	$231,639,000	$229,777,000
Approximate aggregate rentable square feet (1)	367,543	413,000	819,611	921,000

(1)	Excludes parking facilities.

As shown in the table above, we owned 28 commercial properties as of September 30, 2013, compared to eleven commercial properties as of September 30, 2012. Accordingly, our results of operations for the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, are not comparable; therefore we have not included the percentage change.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Rental and Parking Revenue

Rental and parking revenue for the three months ended September 30, 2013 and 2012 was $13,373,000 and $5,582,000, respectively. For the three months ended September 30, 2013, rental revenue primarily comprised of base rent of $10,647,000, amortization of above- and below-market leases and straight-line rent of $2,270,000, parking revenue of $429,000 and miscellaneous revenue of $27,000. For the three months ended September 30, 2012, rental revenue primarily comprised of base rent of $3,887,000, amortization of above- and below-market leases and straight-line rent of $1,241,000, parking revenue of $429,000 and miscellaneous revenue of $25,000.

As of September 30, 2013 and 2012, our properties were 100% leased.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the three months ended September 30, 2013 and 2012, tenant reimbursement income was $2,537,000 and $1,771,000, respectively.

Notes Receivables Interest Income

For the three months ended September 30, 2013 and 2012, notes receivables interest income was $1,936,000 and $79,000, respectively.

Rental and Parking Expenses

Rental and parking expenses for the three months ended September 30, 2013 and 2012 were $3,155,000 and $2,082,000, respectively. For the three months ended September 30, 2013, rental and parking expenses consisted primarily of utility costs of $1,295,000, real estate taxes of $790,000, repair and maintenance costs of $322,000, personnel costs of $149,000, property management fees of $374,000, insurance costs of $106,000, administrative costs of $92,000 and professional fees of $27,000. For the three months ended September 30, 2012, rental and parking expenses consisted primarily of utilities of $964,000, real estate taxes of $406,000, repair and maintenance costs of $324,000, personnel costs of $160,000, property management fees of $133,000, insurance costs of $32,000, administrative costs of $54,000 and professional fees of $9,000.

General and Administrative Expenses

For the three months ended September 30, 2013 and 2012, general and administrative expenses were approximately $996,000 and $148,000, respectively. For the three months ended September 30, 2013, general and administrative expenses consisted of professional and legal fees of $113,000, reporting costs of $50,000, board of directors’ fees and expenses of $51,000, restricted stock compensation of $21,000, travel costs of $9,000, franchise taxes of $22,000 and asset management fees of $457,000. For the three months ended September 30, 2013, we reimbursed our Advisor $273,000, which consisted of personnel costs of $186,000, directors’ and officers’ insurance costs of $29,000 and administrative costs of $58,000. For the three months ended September 30, 2012, general and administrative expenses consisted of professional and legal fees of $61,000, reporting costs of $19,000, board of directors’ fees and expenses of $30,000, restricted stock compensation of $16,000, and administrative costs of $1,000. For the three months ended September 30, 2012, we reimbursed our Advisor $21,000 in connection with directors’ and officers’ insurance costs.

Acquisition Related Expenses

Acquisition related expenses for the three months ended September 30, 2013 and 2012 were approximately $1,402,000 and $3,142,000, respectively. For the three months ended September 30, 2013, acquisition related expenses related primarily to the four acquisitions that were deemed to be business combinations during the period, including acquisition fees of $934,000 incurred to our Advisor or its affiliates. For the three months ended September 30, 2012, acquisition related expenses related primarily to the four property acquisitions during the period, including acquisition fees of $2,168,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the three months ended September 30, 2013 and 2012 was approximately $4,727,000 and $2,078,000, respectively. For the three months ended September 30, 2013, depreciation and amortization consisted of depreciation on our real estate properties of $3,424,000 and amortization on our identified intangible assets of $1,303,000. For the three months ended September 30, 2012, depreciation and amortization consisted of depreciation on our real estate properties of $1,355,000 and amortization on our identified intangible assets of $723,000.

Interest and Other Income

Interest and other income for the three months ended September 30, 2013 and 2012 was approximately $31,000 and $0, respectively. For the three months ended September 30, 2013, interest and other income related to interest earned on deposits at banks of $31,000.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2013 and 2012 was $3,150,000 and $1,513,000, respectively. For the three months ended September 30, 2013, $2,840,000 related to interest expense on notes payable and the KeyBank Credit Facility, $305,000 related to amortization of debt issue costs, and $5,000 related to a loss in an unconsolidated partnership. For the three months ended September 30, 2012, $1,381,000 related to interest expense on notes payable and the KeyBank Credit Facility, $130,000 related to amortization of debt issue costs, and $2,000 related to a loss in an unconsolidated partnership.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Rental and Parking Revenue

Rental and parking revenue for the nine months ended September 30, 2013 and 2012 was $35,622,000 and $13,415,000, respectively. For the nine months ended September 30, 2013, rental and parking revenue primarily comprised of base rent of $27,844,000, amortization of above- and below-market leases and straight-line rent of $6,428,000, parking revenue of $1,291,000 and miscellaneous revenue of $59,000. For the nine months ended September 30, 2012, rental and parking revenue primarily comprised of base rent of $9,246,000, amortization of above- and below-market lease and straight-line rent of $2,916,000, parking revenue of $1,212,000 and miscellaneous revenue of $41,000.

As of September 30, 2013 and 2012, our properties were 100% leased.

Tenant Reimbursement Income

We pay certain operating expenses subject to reimbursement by our tenants. For the nine months ended September 30, 2013 and 2012, tenant reimbursement income was $6,852,000 and $3,980,000, respectively.

Notes Receivables Interest Income

For the nine months ended September 30, 2013 and 2012, notes receivables interest income was $4,195,000 and $112,000, respectively.

Rental and Parking Expenses

Rental and parking expenses for the nine months ended September 30, 2013 and 2012 were $8,526,000 and $4,776,000, respectively. For the nine months ended September 30, 2013, rental and parking expenses consisted primarily of utility costs of $3,159,000, real estate taxes of $2,359,000, repair and maintenance costs of $928,000, personnel costs of $510,000, property management fees of $982,000, insurance costs of $250,000, administrative costs of $265,000 and professional fees of $73,000. For the nine months ended September 30, 2012, rental and parking expenses consisted primarily of utilities of $1,991,000, real estate taxes of $994,000, repair and maintenance costs of $702,000, personnel costs of $472,000, property management fees of $324,000, insurance costs of $68,000, administrative costs of $187,000 and professional fees of $38,000.

General and Administrative Expenses

For the nine months ended September 30, 2013 and 2012, general and administrative expenses were approximately $3,777,000 and $577,000, respectively. For the nine months ended September 30, 2013, general and administrative expenses consisted of professional and legal fees of $641,000, reporting costs of $136,000, board of directors’ fees and expenses of $121,000, restricted stock compensation of $51,000, travel costs of $20,000, franchise taxes of $22,000 and asset management fees of $2,083,000. For the nine months ended September 30, 2013, we reimbursed our Advisor $703,000, which consisted of personnel costs of $462,000, directors’ and officers’ insurance costs of $87,000 and administrative costs of $154,000. For the nine months ended September 30, 2012, general and administrative expenses consisted of professional and legal fees of $304,000, reporting costs of $73,000, board of directors’ fees and expenses of $81,000, restricted stock compensation of $36,000, travel costs of $6,000, franchise taxes of $10,000 and administrative costs of $4,000. For the nine months ended September 30, 2012, we reimbursed our Advisor $63,000 in connection with directors’ and officers’ insurance costs.

Acquisition Related Expenses

Acquisition related expenses for the nine months ended September 30, 2013 and 2012 were approximately $4,599,000 and $6,255,000, respectively. For the nine months ended September 30, 2013, acquisition related expenses related primarily to the eleven acquisitions that were deemed to be business combinations during the period, including acquisition fees of $2,952,000 incurred to our Advisor or its affiliates. For the nine months ended September 30, 2012, acquisition related expenses related primarily to the ten property acquisitions during the period, including acquisition fees of $4,113,000 incurred to our Advisor or its affiliates.

Depreciation and Amortization

Depreciation and amortization for the nine months ended September 30, 2013 and 2012 was approximately $12,591,000 and $4,761,000, respectively. For the nine months ended September 30, 2013, depreciation and amortization consisted of depreciation on our real estate properties of $9,017,000 and amortization on our identified intangible assets of $3,574,000. For the nine months ended September 30, 2012, depreciation and amortization consisted of depreciation on our real estate properties of $3,146,000 and amortization on our identified intangible assets of $1,615,000.

Interest and Other Income

Interest and other income for the nine months ended September 30, 2013 and 2012 was approximately $40,000 and $0, respectively. For the nine months ended September 30, 2013, interest and other income related to interest earned on deposits at banks of $40,000.

Interest and Other Expense

Interest expense for the nine months ended September 30, 2013 and 2012 was $9,065,000 and $3,883,000, respectively. For the nine months ended September 30, 2013, $8,230,000 related to interest expense on notes payable and the KeyBank Credit Facility, $822,000 related to amortization of debt issue costs, and $13,000 related to a loss in an unconsolidated partnership. For the nine months ended September 30, 2012, $3,612,000 related to interest on notes payable and the KeyBank Credit Facility, $240,000 related to amortization of debt issue costs, and $31,000 related to a loss in an unconsolidated partnership.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of September 30, 2013, we paid approximately $49,258,000 in selling commissions and dealer-manager fees to our dealer manager and we reimbursed our Advisor, or its affiliates, approximately $11,020,000 in offering expenses, and incurred approximately $1,003,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of September 30, 2013.

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

Liquidity and Capital Resources

Generally, our sources of funds will be primarily met from our Offering, operating cash flows and additional borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor, or its affiliates, and our dealer-manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs, and to our dealer-manager and its affiliates for selling commissions and dealer-manager fees.

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

KeyBank Credit Facility

As of September 30, 2013, the maximum principal amount available under the KeyBank Credit Facility was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and a $55,000,000 term loan, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $350,000,000. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties.

As of September 30, 2013, the annual interest rate payable under the KeyBank Credit Facility was, at the Operating Partnership’s option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.25% to 3.00%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.00% to 1.75%, which is determined based on the overall leverage of the Operating Partnership. In addition, we are required to pay a fee on the unused portion of the lender’s commitments under the KeyBank Credit Facility of 0.30% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.20% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

The Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on the term loans under the KeyBank Credit Facility at a weighted average rate of 0.91%, resulting in an interest rate under the term loans ranging from 3.16% to 3.91% per annum. The revolving line of credit and the term loans can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loans that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available for the Operating Partnership to borrow under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. Each subsidiary of the Operating Partnership in the collateral pool is a party to, and guarantor of, the KeyBank Loan Agreement. As of September 30, 2013, the borrowing base availability under the KeyBank Credit Facility was $167,229,000 and we had drawn down $55,000,000 under the KeyBank Credit Facility. As of September 30, 2013, we had approximately $112,229,000 remaining available under the KeyBank Credit Facility. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at September 30, 2013.

Notes Payable

For a discussion of our notes payable, see Note 7—“Notes Payable and Credit Facility” to our accompanying condensed consolidated financial statements.

Cash Flows

Net cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 was approximately $16,478,000 and $914,000, respectively. For the nine months ended September 30, 2013, net cash flows provided by operating activities related to rental and other revenue received in cash, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Net cash flows used in investing activities for the nine months ended September 30, 2013 and 2012 was $260,946,000 and $202,763,000, respectively. For the nine months ended September 30, 2013, net cash flows used in investing activities related to the acquisition of thirteen real estate properties, investment in real estate notes receivable, payments and collections of notes receivable, payments and collections of real estate escrow deposits and capital expenditures. Net cash flows from investing activities are dependent on investment of our offering proceeds in real estate and real estate-related investments.

Net cash flows provided by financing activities for the nine months ended September 30, 2013 and 2012 was approximately $290,353,000 and $197,950,000, respectively. For the nine months ended September 30, 2013, such cash flows related primarily to funds raised from investors in our Offering of $333,331,000, proceeds from our mortgage notes payable of $14,000,000, proceeds from the KeyBank Credit Facility of $17,500,000, collection of escrow funds of $2,016,000, offset by principal payments on our mortgage notes payable in the amount of $2,422,000, payments on the KeyBank Credit Facility of $18,000,000, deferred financing costs of $3,763,000, cash distributions to our stockholders of $8,900,000, offering costs of $38,508,000, distributions to noncontrolling interests in a consolidated partnership of $2,331,000, repurchase of shares of our common stock of $273,000 and payments to escrow funds of $2,297,000. We anticipate cash flows from financing activities to increase in the future as we raise additional funds from investors and incur additional debt to acquire more properties.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our offering proceeds, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2013 and the year ended December 31, 2012:

	Nine Months Ended September 30, 2013			Year Ended December 31, 2012
Distributions paid in cash — common stockholders	$8,900,000			$3,206,000
Distributions reinvested (shares issued)	7,452,000			2,765,000

Total distributions	$16,352,000	(1)		$5,971,000

Source of distributions:
Cash flows provided by operations (2)	$8,900,000		54%	$1,277,000	21%
Offering proceeds from issuance of common stock	—		—	$1,929,000	32%
Offering proceeds from issuance of common stock pursuant to the DRIP	7,452,000		46%	2,765,000	47%

Total sources	$16,352,000		100%	$5,971,000	100%

(1)	Total distributions declared but not paid as of September 30, 2013 were $2.8 million for common stockholders. These distributions were paid on October 1, 2013.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the nine months ended September 30, 2013, we paid and declared distributions of approximately $16.4 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO and MFFO for the nine months ended September 30, 2013 of $16.8 million and $16.5 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to September 30, 2013, see Note 17—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Capital Expenditures

We estimate that we will require approximately $3.3 million in expenditures for capital improvements over the next 12 months. As of September 30, 2013, we had $3.3 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

Contractual Obligations

        As of September 30, 2013, we had approximately $223,425,000 of debt outstanding. See Note 7—“Notes Payable and Credit Facility” of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2013 were as follows (in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Principal payments — fixed rate debt (1)	$3,239	$21,244	$146,411	$52,531	$223,425
Interest payments — fixed rate debt (2)	9,842	21,824	11,471	10,148	53,285

Total	$13,081	$43,068	$157,882	$62,679	$276,710

(1)	Principal payments reflect actual aggregate payments based on the face amount of notes payable and the KeyBank Credit Facility.
(2)	As of September 30, 2013, we had $92.0 million of variable rate debt and borrowings that were fixed through the use of interest rate swaps. We used the fixed rates under our swap agreements to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2013 and 2012 (in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss) attributable to the Company	$3,850	$(2,216)	$6,714	$(4,046)
Adjustments:
Depreciation and amortization - real estate	4,727	2,078	12,591	4,761
Noncontrolling interest’s shares of the above adjustments to the consolidated partnerships	(826)	(777)	(2,469)	(2,449)

FFO	$7,751	$(915)	$16,836	$(1,734)

Adjustments:
Acquisition related expenses	$1,402	$3,142	$4,599	$6,255
Amortization of above and below market leases	(958)	(646)	(2,797)	(1,584)
Amortization of straight-line rents	(1,311)	(596)	(3,631)	(1,332)
Noncontrolling interests’ share of the above adjustments to the consolidated partnerships	509 (1)	543 (2)	1,538 (3)	767 (4)

MFFO	$7,393	$1,528	$16,545	$2,372

Weighted average common shares outstanding - basic	46,757,918	11,341,730	34,925,951	7,564,337

Weighted average common shares outstanding - diluted	46,774,585	11,341,730	34,944,118	7,564,337

Net income (loss) per common share - basic	$0.08	$(0.20)	$0.19	$(0.53)

Net income (loss) per common share - diluted	$0.08	$(0.20)	0.19	$(0.53)

FFO per common share - basic	$0.17	$(0.08)	0.48	$(0.23)

FFO per common share - diluted	$0.17	$(0.08)	$0.48	$(0.23)

(1)	Of this amount, $145,000 related to straight-line rents and $364,000 related to above and below market leases.
(2)	Of this amount, $179,000 related to straight-line rents, $365,000 related to above and below market leases and $(1,000) related to acquisition expenses.
(3)	Of this amount, $445,000 related to straight-line rents and $1,093,000 related to above and below market leases.
(4)	Of this amount, $612,000 related to straight-line rents, $1,051,000 related to above and below market leases and $(896,000) related to acquisition expenses.

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

As of September 30, 2013, we had an aggregate of approximately $223.4 million outstanding indebtedness on notes payable and the KeyBank Credit Facility, $92.0 million of which was fixed through the use of interest rate swaps. As of September 30, 2013, we did not have any variable rate debt outstanding. As of September 30, 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.7%.

As of September 30, 2013, we had entered into four interest rate swap agreements, which mature on various dates from October 2017 through November 2017, with an aggregate notional amount under the swap agreements of $92.0 million and an aggregate net fair value of $0.3 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2013, an increase of 50 basis points in interest rates would result in an increase to the fair value of these interest rate swaps of $2.0 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2013, were effective.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2012, our cash flow provided by operations of $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were $6.0 million, of which $3.2 million were paid in cash and $2.8 million in shares of our common stock pursuant to our distribution reinvestment plan) during such period and such shortfall was paid from proceeds from the offering. For the nine months ended September 30, 2013, our cash flow provided by operations of approximately $16.5 million covered 100% of our distributions paid (total distributions were approximately $16.4 million, of which $8.9 million was cash and $7.5 million was reinvested in shares of our common stock pursuant to our distribution reinvestment plan) during such period. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of our Offering, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our investors’ ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a Liquidity Event, any or all of which may have an adverse effect on an investment in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 2, 2013, we granted an aggregate of 9,000 shares of common stock under our 2010 Restricted Share Plan to our independent directors in connection with such independent directors’ re-election to our board of directors. The shares were not registered under the Securities Act of 1933, as amended (the “Securities Act”) and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended September 30, 2013.

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

As of September 30, 2013, we had received subscriptions for and issued approximately 54.5 million shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $541.9 million (before selling commissions of $34.4 million and dealer-manager fees of $14.9 million, for net proceeds of approximately $482.2 million). From the net offering proceeds, we paid $12.4 million in acquisition fees to our Advisor, $7.1 million in acquisition costs and $11.0 million in organization and offering costs to our Advisor and to SC Distributors as of September 30, 2013. With the remaining net offering proceeds, joint venture equity and indebtedness, we acquired $626.1 million in total gross real estate and related assets, net of gross intangible lease obligations. In addition, we invested $87.3 million in secured preferred equity loans, an unsecured loan and a bridge loan, and our borrowers repaid $37.3 million in connection with the loans. As of September 30, 2013, a total of $10.5 million in distributions were reinvested in, and 1.1 million shares of common stock were issued pursuant to, the DRIP.

As of September 30, 2013, approximately $1.0 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

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

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount stockholder paid for each share; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended September 30, 2013, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
7/1/2013	7/31/2013	6,371	$9.85	6,371		(1)
8/1/2013	8/31/2013	3,000	$9.66	3,000		(1)
9/1/2013	9/30/2013	3,318	$9.22	3,318		(1)

Total		12,689		12,689

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended September 30, 2013, we redeemed approximately $122,303 of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 2013 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: November 13, 2013	By	/S/ JOHN E. CARTER
John E. Carter
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 13, 2013	By	/S/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.4 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement for Carter Validus Mission Critical REIT, Inc., dated March 30, 2011 (included as Exhibit 3.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

4.1	Subscription Agreement (included as Exhibit C to the Registrant’s Post-Effective Amendment No. 11 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 18, 2013 and incorporated herein by reference)

4.2	Multi Product Subscription Agreement (included as Exhibit F to the Registrant’s Post-Effective Amendment No. 11 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 18, 2013 and incorporated herein by reference)

4.3	Multi Product Subscription Agreement (included as Exhibit G to the Registrant’s Post-Effective Amendment No. 11 to the registration statement on Form S-11, Commission File No. 333-165643, filed on October 18, 2013 and incorporated herein by reference)

4.4	Distribution Reinvestment Plan (included as Exhibit B to the Registrant’s prospectus dated April 26, 2012 filed pursuant to Rule 424(b)(3), commission File No. 333-165643, filed on April 30, 2012 and incorporated herein by reference)

4.5	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

10.1	Third Amendment to First Amended and Restated Credit Agreement and Amendment to Other Loan Documents, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the guarantors and lenders party thereto, dated August 9, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.2	Term Loan Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated August 9, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.3	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated August 9, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.4	Term Loan Note from Carter/Validus Operating Partnership, LP to Bank of America, N.A., dated August 9, 2013 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.5	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Bank of America, N.A., dated August 9, 2013 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.6	Term Loan Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated August 9, 2013 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.7	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated August 9, 2013 (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.8	Term Loan Note from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A., dated August 9, 2013 (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.9	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A., dated August 9, 2013 (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.10	Term Loan Note from Carter/Validus Operating Partnership, LP to SunTrust Bank, dated August 9, 2013 (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.11	Revolving Credit Note from Carter/Validus Operating Partnership, LP to SunTrust Bank, dated August 9, 2013 (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.12	Term Loan Note from Carter/Validus Operating Partnership, LP to Eastern Bank, dated August 9, 2013 (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.13	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Eastern Bank, dated August 9, 2013 (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.14	Term Loan Note from Carter/Validus Operating Partnership, LP to Synovus Bank, dated August 9, 2013 (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.15	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Synovus Bank, dated August 9, 2013 (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.16	Term Loan Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated August 9, 2013 (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.17	Revolving Credit Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated August 9, 2013 (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on August 9, 2013 and incorporated herein by reference)

10.18	Joinder Agreement by HC-1946 Town Park Boulevard, LLC to KeyBank National Association, as Agent, dated August 28, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference)

10.19	Joinder Agreement by Green Medical Investors, LLLP to KeyBank National Association, dated August 28, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference)

10.20	Amended and Restated Assignment of Leases and Rents by Green Wellness Investors, LLLP and Green Medical Investors, LLLP, collectively as Assignor, to KeyBank National Association, as Agent, dated August 28, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference)

10.21	Amended and Restated Open-end Mortgage, assignment of Leases and Rents, Security Agreement and Fixture Filings by Green Wellness Investors, LLLP, as Fee Mortgagor, Green Medical Investors, LLLP, as Leasehold Mortgagor, to KeyBank National Association, as Mortgagee, dated August 28, 2013 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 4, 2013 and incorporated herein by reference)

10.22	Joinder Agreement by HC-5330 N. Loop 1604 West, LLC to KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.23	Assignment of Leases and Rents by HC-5330 N. Loop 1604 West, LLC to KeyBank National Association, dated September 19, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.24	Deed of Trust, Security Agreement and Assignment of Leases and Rents by HC-5330 N. Loop 1604 West, LLC, as Grantor, to Gary S. Farmer, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.25	Joinder Agreement by HC-10323 State Highway 151, LLC to KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.26	Assignment of Leases and Rents by HC-10323 State Highway 151, LLC to KeyBank National Association, dated September 19, 2013 (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.27	Deed of Trust, Security Agreement and Assignment of Leases and Rents by HC-10323 State Highway 151, LLC, as Grantor, to Gary S. Farmer, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 20, 2013 and incorporated herein by reference)

10.28	Joinder Agreement by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, as Agent, dated September 26, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

10.29	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, dated September 26, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 2, 2013 and incorporated herein by reference)

10.30	Joinder Agreement by HC-3436 Masonic Drive, LLC to KeyBank National Association, as Agent, dated October 2, 2013 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2013 and incorporated herein by reference)

10.31	Assignment of Leases and Rents by HC-3436 Masonic Drive, LLC to KeyBank National Association, dated October 2, 2013 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on October 4, 2013 and incorporated herein by reference)

10.32	Act of Leasehold Mortgage, Security Agreement and Assignment of Leases and Rents by HC-3436 Masonic Drive, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated October 2, 2013 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on October 4, 2013 and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.