Form 10-K
period 2013-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2014-03-19
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

(Common stock, par value $0.01 per share)

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

As of June 30, 2013, there were approximately 39,359,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $393,590,000, assuming a market value of $10.00 per share.

As of March 14, 2014, there were approximately 96,850,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2014 annual stockholders meeting, which is expected to be filed no later than April 30, 2014, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

Carter Validus Mission Critical REIT, Inc.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. We operate through two reportable business segments—data centers and medical facilities. As of December 31, 2013, we owned 32 properties (including one property owned through a consolidated partnership) comprising 3.13 million rentable square feet of single-tenant and multi-tenant commercial space located in 24 metropolitan statistical areas, or MSAs. As of December 31, 2013, the rentable space at these properties was 100% leased. As of December 31, 2013, we had also invested in real estate-related notes receivables in the aggregate principal amount of $53,130,000.

Pursuant to a Registration Statement on Form S-11 under the Securities Act, the Company is offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan, or the DRIP, under which stockholders may elect to have distributions reinvested in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share, as determined by our board of directors, or the Offering. The Registration Statement was first declared effective by the SEC on December 10, 2010. As of March 14, 2014, we had received and accepted subscriptions in the Offering for 96,964,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $963,696,000.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of our common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. We have not issued any shares in connection with the proposed follow-on offering as it has not yet been declared effective by the SEC.

Substantially all of our business is conducted through Carter/Validus Operating Partnership, LP, or the Operating Partnership, a Delaware limited partnership, formed on December 29, 2009. The Company is the sole general partner of the Operating Partnership and Carter/Validus Advisors, LLC, or the Advisor, is the initial limited partner of the Operating Partnership. The Advisor is managed by, and is a subsidiary of, Carter/Validus REIT Investment Management Company, LLC, or the Sponsor.

The Advisor acts as our advisor pursuant to an advisory agreement, as amended. Our Advisor is responsible for managing our affairs on a day-to-day basis, identifying and making acquisitions and investments on our behalf and making recommendations as to dispositions of assets. Our board of directors exercises its fiduciary duties in reviewing these recommendations and determining to approve or reject proposed transactions. Our Advisor also provides asset management, marketing, investor relations and other administrative services on our behalf. We have no employees and rely upon our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services, LLC, or the Property Manager, a wholly owned subsidiary of the Sponsor, serves as our Property Manager. The Property Manager and SC Distributors, LLC, the affiliated dealer-manager of the Offering, or the Dealer Manager, receive compensation and fees for services related to the Offering and for the investment and management of our assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages of the Offering.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all consolidated subsidiaries.

Key Developments during 2013 and 2014

•	During the year ended December 31, 2013, we acquired 17 properties for an aggregate purchase price of $548,587,000, consisting of 1.9 million gross rental square feet of commercial space.

•	During the year ended December 31, 2013, we invested approximately $73,766,000 in real estate-related notes receivables, of which $44,300,000 was repaid.

•

As of December 31, 2013, we had paid aggregate distributions, since inception, of approximately $32,836,000 ($17,604,000 in cash and $15,232,000 reinvested in shares of common stock pursuant to the DRIP). Additionally, as of March 14, 2014, we had paid aggregate distributions of approximately $46,076,000 ($24,318,000 in cash and $21,758,000 reinvested in shares of common stock pursuant to the DRIP).

•

On August 9, 2013, we increased our secured credit facility with KeyBank National Association, or the KeyBank Credit Facility, to increase the maximum commitments available thereunder from $110,000,000 to an aggregate of up to $225,000,000, consisting of a $170,000,000 revolving line of credit and $55,000,000 in term loans. The KeyBank Credit Facility can be increased to $350,000,000. As of March 14, 2014, we had $55,000,000 outstanding under the KeyBank Credit Facility.

•

As of March 14, 2014, we owned, through separate wholly-owned subsidiaries or through a consolidated partnership, a portfolio of 34 properties, located in 25 MSAs and comprising an aggregate of 3.4 million gross rental square feet of commercial space. As of March 14, 2014, all of our properties were 100% leased.

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

We cannot assure stockholders that we will be able to continue to attain these objectives or our assets will not decrease. Our board of directors may revise our investment policies if it determines it is advisable and in the best interest of our stockholders. During the term of the advisory agreement, decisions relating to the purchase or sale of investments will be made by our Advisor, subject to the oversight and approval of our board of directors.

Investment Strategy

Primary Investment Focus

There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of the Offering that may be invested in a single investment. We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center and medical sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. While we intend to have a balanced portfolio between the various property types at the end of our primary acquisition period, we may not have a balanced portfolio at any particular time. We may also invest in real estate-related debt and securities that meet our investment strategy and return criteria. The size of individual properties we purchase varies significantly, but we expect most of the properties we acquire in the future to continue to have a purchase price between $10 million and $150 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments, and the amount of proceeds raised in the Offering.

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in multiple high growth sectors, that is, the data center and medical property sectors. Tenants of our properties are generally diversified between national, regional and local companies. We generally target properties with lease terms of 10 years or longer. We acquired and may continue to acquire, properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

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

We incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings, following completion of the Offering, to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

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

Description of Leases

We acquire properties with existing tenant leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that office space will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

A majority of our acquisitions generally have lease terms of ten years or longer at the time of the property acquisition. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do not consent to an assignment or sublease, generally the original tenant will remain fully liable under the lease, unless we release that tenant from its obligations under the lease.

We have and may continue to enter into sale-leaseback transactions. A sale-leaseback is when a property is purchased from a seller and leased back to such seller. While we will use our best efforts to structure any such sale-leaseback transactions so that the lease will be characterized as a “true lease” and so that we will be treated as the owner of the property for U.S. federal income tax purposes, the Internal Revenue Service could challenge this characterization. In the event that any sale-leaseback transaction is re-characterized as a financing transaction for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed.

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, properties with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, conflict with our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. When the purchase price is equal to or greater than $15,000,000, investment decisions are made by our board of directors upon recommendation of our Advisor.

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

Investing in and Originating Loans

We have originated and may continue to originate or acquire real estate loans. Although we do not have a formal policy, our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

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

To achieve our investment objectives, and to further diversify our portfolio, we invest in properties using a number of acquisition structures, which include direct and indirect acquisitions, joint ventures, leveraged investments, issuing units in our Operating Partnership in exchange for properties and making mortgages or other loans secured by the same types of properties which we may acquire. Further, our Advisor and its affiliates may purchase properties in their own name, assume loans in connection with the purchase or loan and temporarily hold title to the properties for the purpose of facilitating acquisition or financing by us or any other purpose related to our business.

Joint Ventures

We have entered into, and may enter into additional, joint ventures, partnerships and other co-ownership partnerships for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise that a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, our Advisor or its affiliates only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

We have entered into, and may enter into additional, joint ventures in which we have a right of first refusal to purchase the co-venturer’s interest in the joint venture if the co-venturer elects to sell such interest. If the co-venturer elects to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the other co-venturer’s interest in the property held by the joint venture. If any joint venture with an affiliated entity holds interests in more than one property, the interest in each such property may be specially allocated based upon the respective proportion of funds invested by each co-venturer in each such property.

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

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor, and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. Our agreements and compensation arrangements with our Advisor and its affiliates were not determined by arm’s-length negotiations. Some of the potential conflicts of interest in our transactions with our Advisor and its affiliates, and the limitations on our Advisor adopted to address these conflicts, are described below.

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

In addition, each of our executive officers also serves as an officer of our Advisor, our Property Manager, our Dealer Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, their affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2013, we did not purchase any properties from our Advisor, its affiliates or a director.

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

Affiliated Dealer Manager

Since our Dealer Manager is an affiliate of our Advisor, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the Offering.

Affiliated Property Manager

The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager serves as a property manager for properties owned by affiliated real estate programs, some of which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

Employees

We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. The employees of our affiliated Dealer Manager provide wholesale brokerage services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including the sale of shares of our common stock, asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Reportable Segments

We operate through two reportable business segments-data centers and medical facilities. See Note 15—“Segment Reporting” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Insurance

See the section captioned “—Description of Leases” above.

Competition

As we continue to purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk and Significant Leases

As of December 31, 2013, we had cash on deposit, including restricted cash and escrowed funds, in ten financial institutions, seven of which had deposits in excess of current federally insured levels totaling $11.8 million; however we have not experienced any losses in such accounts. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant risk on cash.

Based on leases of our properties in effect as of December 31, 2013, two tenants accounted for 10% or more of our 2013 rental revenue. The following table shows the tenants that accounted for 10% or more of our 2013 rental revenue:

Tenant	Property	Segment	2013 Rental Revenue (in thousands)(1)	Percentage of 2013 Rental Revenue	Gross Leased Area (Sq Ft)	Lease Expiration Date
Vanguard Group, Inc.	Philadelphia Data Center	Data Centers	$4,800	11.4%	121,000	12/31/2024
Level 3 Communications, LLC	180 Peachtree Data Center; Southfield Data Center	Data Centers	4,474	10.6%	185,239	05/31/2021; 05/24/2027

			$9,274		306,239

(1)	Rental revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

In addition, we had one tenant, AT&T Services, Inc. (occupying three properties), that, based on all leases in-place as of December 31, 2013, and assuming no additional leases, would account for 28.7% of 2014 rental revenue (calculated based on 2014 rental revenue as a percentage of total 2014 contractual revenue). We believe that the loss of this tenant would have a material adverse effect on our business and results of operations.

The following table shows the segment diversification of our real estate portfolio, including one property owned through a consolidated partnership, based on rental revenue as of December 31, 2013:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2013 Rental Revenue (in thousands)	Percentage of 2013 Rental Revenue
Data Centers	23	2,077,537	$24,329	57.9%
Medical Facilities	21	1,049,596	17,686	42.1%

	44	3,127,133	$42,015	100.0%

Based on leases of our properties in effect as of December 31, 2013, the following table shows the MSAs diversification of our real estate properties that accounted for 10% or more of our 2013 rental revenue:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2013 Rental Revenue (in thousands)	Percentage of 2013 Rental Revenue
Dallas-Ft. Worth-Arlington, TX	5	363,232	$10,204	24.3%
Atlanta-Sandy Springs-Marietta, GA	8	370,816	7,692	18.3%
Philadelphia-Camden-Wilmington, PA	1	121,000	4,800	11.4%

	14	855,048	$22,696

Environmental Matters

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third party bodily injury and property damage claims.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. We have also filed Registration Statements on Form S-11, amendments to our Registration Statements and supplements to our prospectuses in connection with our Offering and our follow-on offering. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC, available at www.cvmissioncriticalreit.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.

Item 1A.	Risk Factors.

The factors described below represent our principal risks. Other factors may exist that we do not consider to be significant based on information that is currently available or that we are not currently able to anticipate.

Risks Related to an Investment in Carter Validus Mission Critical REIT, Inc.

We have a limited operating history and limited established financing sources, and the prior performance of real estate investment programs sponsored by affiliates of our Advisor may not be an indication of our future results.

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

Moreover, we have limited established financing sources. Presently, both we and our Advisor are funded by capital contributions from our Sponsor, which is directly or indirectly controlled by Messrs. Carter and Garcia. If our capital resources, or those of our Advisor, are insufficient to support our operations, we will not be successful.

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

Our Dealer Manager was formed in March 2009 and has conducted a limited number of other public offerings such as the Offering. This lack of experience may affect the way in which our Dealer Manager conducts the Offering. In addition, because the Offering is a “best efforts” basis, we may not raise proceeds in the Offering sufficient to meet our investment objectives.

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

U.S. and international markets have undergone pervasive and fundamental disruptions over the past number of years due to a combination of many factors, including decreasing values of home prices, limited access to credit markets, higher fuel prices, less consumer spending and fears of a national and global recession. The effects of such volatility may persist as financial institutions continue to take the necessary steps to restructure their business and capital structures. As a result, this economic downturn has reduced demand for space and removed support for rents and property values. To the extent that turmoil in the financial markets exists, it has the potential to materially affect the value of our properties and other investments. If real property or other real estate-related asset values continue to decline after we acquire them, we may have a difficult time making new acquisitions or generating returns on our stockholders’ investments.

In addition, we are subject to the risks generally incident to the ownership of discounted real estate assets. Such assets may be purchased at a discount from historical cost due to, among other things, substantial deferred maintenance, abandonment, undesirable locations or markets, or poorly structured financing of the real estate or debt instruments underlying the assets, which has since lowered their value. Further, our results of operations are sensitive to the volatility of the credit markets. Instability in the financial markets may limit the availability of lines of credit and the degree to which people and entities have access to cash to pay rents or debt service on the underlying assets. Such illiquidity has the effect of increasing vacancies, increasing bankruptcies and weakening interest rates commercial entities can charge consumers, which can all decrease the value of already discounted real estate assets. Should such conditions exist, the continued inability of the underlying real estate assets to produce income may weaken our return on our investments, which, in turn, may weaken our stockholders’ return on investment.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flow from operations. For the year ended December 31, 2013, our cash flow provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the offering. For the year ended December 31, 2012, our cash flow provided by operations of $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were $6.0 million, of which $3.2 million were paid in cash and $2.8 million were reinvested in shares of our common stock pursuant to our DRIP) during such period, such shortfall was paid from proceeds from the Offering and common stock issued pursuant to our DRIP.

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

A high concentration of our properties in a particular MSA area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2013, we owned 32 properties, located in 24 MSAs (including one property owned through a consolidated partnership), three of which accounted for 10.0% or more of our rental revenue. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for 24.3% of our 2013 rental revenue, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for 18.3% of our 2013 rental revenue and properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for 11.4% of our 2013 rental revenue. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

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

As of December 31, 2013, we had cash and cash equivalents in excess of federally insurable limits. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

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

Certain of our executive officers and directors, including John Carter, who also serves as the chairman of our board of directors, Mario Garcia, Jr., Todd Sakow and Lisa Drummond, also are officers and/or directors of our Advisor, our Property Manager, our Dealer Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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

The Company is not registered, and does not intend to register itself or any of its subsidiaries, as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we become obligated to register the Company or any of its subsidiaries as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

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

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of its subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income-or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy.

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

Recently, the U.S. Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, recently issued an Exposure Draft on May 16, 2013, which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Draft could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offering or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We conduct all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy stockholders’ claims only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

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

Existing stockholders and potential investors in the Offering do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the Incentive Plan, pursuant to which we have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 shares of our common stock for issuance under the Incentive Plan and have granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s initial election to our board of directors, and 3,000 shares in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders and investors purchasing shares in the Offering likely will suffer dilution of their equity investment in us, if we:

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

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we expect that we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of the Offering’s gross proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through 2014. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

We have entered into, and may continue to enter into additional joint ventures with other real estate groups. The success of a particular joint venture may be limited if our joint venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if we have a dispute with our joint venture partner, we could incur additional expenses and require additional time and resources from our Advisor, each of which could adversely affect our operating results and our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

All real properties and the operations conducted on real properties are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Environmental laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.

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

Our properties are subject to the Americans with Disabilities Act of 1990, or the Disabilities Act. Under the Disabilities Act, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The Disabilities Act has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The Disabilities Act’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the Disabilities Act or place the burden on the seller or other third party, such as a tenant, to ensure compliance with the Disabilities Act. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for Disabilities Act compliance may affect cash available for distributions and the amount of distributions to our stockholders.

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

Our medical facilities and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and the amounts available for distributions to our stockholders.

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

In December of 2013, the President signed a budget deal that temporarily delayed a more than 20% reduction in Medicare reimbursements to physicians from January 1, 2014 until April 1, 2014. However, unless Congress acts again to either eliminate or delay the Sustainable Growth Rate reductions that result from the existing statutory methodology, physicians’ Medicare reimbursement will be reduced on April 1, 2014, which may adversely impact our tenants’ ability to make rental payments.

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

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our medical facilities generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our medical facilities and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could also materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of medical facilities, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

Recently enacted comprehensive healthcare reform legislation, the effects of which are not yet fully known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet fully known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

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

We expect that in most instances, we will continue to acquire real properties by using either existing financing or borrowing new funds. In addition, we have incurred and may continue to incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. We may borrow if we need funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. We also may borrow if we otherwise deem it necessary or advisable to assure that we maintain our qualification as a REIT.

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

As of December 31, 2013, we had $256,177,000 of fixed interest rate debt outstanding, of which $119,128,000 were fixed through the use of interest rate swaps. As of December 31, 2013, we had $97,000,000 of variable rate debt outstanding. As of December 31, 2013, our weighted average interest rate was 3.98%. Increases in interest rates may increase our interest costs if we obtain variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

We may invest in collateralized mortgage-backed securities, or CMBS, which may increase our exposure to credit and interest rate risk.

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

As of December 31, 2013, we owned a portfolio of 32 properties (including one property owned through a consolidated partnership), located in 24 MSAs comprising 3.13 million gross rentable square feet of commercial space, including the square footage of a building which is situated on land subject to a ground lease. As of December 31, 2013, 28 of the properties were single-tenant commercial properties and four of the properties were multi-tenant commercial properties. As of December 31, 2013, 100% of our rental square feet was leased with a weighted average remaining lease term of 11.4 years. As of December 31, 2013, we had outstanding debt of $353,177,000, secured by certain of our properties and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio, including one property owned through a consolidated partnership, as of December 31, 2013:

Property	Segment	Date Acquired	Year Built		Physical Occupancy	MSA	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Richardson Data Center	Data Center	07/14/2011	2005		100.0%	Dallas-Ft. Worth-Arlington, TX	20,000	$14,889
180 Peachtree Data Center(1)	Data Center	01/03/2012	1927	(2)	100.0%	Atlanta-Sandy Springs-Marietta, GA	338,076	53,747
St. Louis Surgical Center	Medical Facility	02/09/2012	2005		100.0%	St. Louis, MO	21,823	6,123
Northwoods Data Center	Data Center	03/14/2012	1986		100.0%	Atlanta-Sandy Springs-Marietta, GA	32,740	3,137
Stonegate Medical Center	Medical Facility	03/30/2012	2008		100.0%	Austin-Round Rock-San Marcos, TX	27,373	—	(9)
Southfield Data Center	Data Center	05/25/2012	1970	(3)	100.0%	Detroit-Warren-Livonia, MI	52,940	—	(9)
HPI Integrated Medical Facility	Medical Facility	06/28/2012	2007		100.0%	Oklahoma City, OK	34,970	5,835
Texas Data Center Portfolio	Data Center	08/16/2012	1984/ 1986	(4)	100.0%	Dallas-Ft. Worth-Arlington, TX	219,442	—	(9)
Baylor Medical Center	Medical Facility	08/29/2012	2012		100.0%	Dallas-Ft. Worth-Arlington, TX	62,390	20,318
Vibra Denver Hospital	Medical Facility	09/28/2012	1962	(5)	100.0%	Denver-Aurora-Broomfield, CO	131,210	—	(9)
Vibra New Bedford Hospital	Medical Facility	10/22/2012	1942		100.0%	Providence-New Bedford-Fall River, MA	70,657	16,505
Philadelphia Data Center	Data Center	11/13/2012	1993		100.0%	Philadelphia-Camden-Wilmington, PA	121,000	33,225
Houston Surgery Center	Medical Facility	11/28/2012	1998	(6)	100.0%	Houston-Sugar Land-Baytown, TX	14,000	—	(9)
Akron General Medical Center	Medical Facility	12/28/2012	2012		100.0%	Akron, OH	98,705	—	(9)
Grapevine Hospital	Medical Facility	02/25/2013	2007		100.0%	Dallas-Ft. Worth-Arlington, TX	61,400	13,773
Raleigh Data Center	Data Center	03/21/2013	1997		100.0%	Raleigh-Cary, NC	143,770	—	(9)
Andover Data Center	Data Center	03/28/2013	1984	(7)	100.0%	Boston-Cambridge-Quincy, MA	92,700	—	(9)
Wilkes-Barre Healthcare Facility	Medical Facility	05/31/2013	2012		100.0%	Scranton-Wilkes-Barre, PA	15,996	—	(9)
Fresenius Healthcare Facility	Medical Facility	06/11/2013	2010		100.0%	Elkhart-Goshen, IN	15,462	—	(9)
Leonia Data Center	Data Center	06/26/2013	1988		100.0%	New York-Northern New Jersey-Long Island	67,000	—	(9)
Physicians’ Specialty Hospital	Medical Facility	06/28/2013	1994	(8)	100.0%	Fayetteville-Springdale-Rogers, AR	55,740	—	(9)
Christus Cabrini Surgery Center	Medical Facility	07/31/2013	2007		100.0%	Alexandria, LA	15,600	—	(9)
Valley Baptist Wellness Center	Medical Facility	08/16/2013	2007		100.0%	Brownsville-Harlingen, TX	38,111	6,320
Akron General Integrated Medical Facility	Medical Facility	08/23/2013	2013		100.0%	Akron, OH	38,564	—	(9)
Victory Medical Center Landmark	Medical Facility	08/29/2013	2013		100.0%	San Antonio-New Braunfels, TX	82,316	—	(9)
Post Acute/Warm Springs Rehab Hospital of Westover Hills	Medical Facility	09/06/2013	2012		100.0%	San Antonio-New Braunfels, TX	50,000	—	(9)
AT&T Wisconsin Data Center	Data Center	09/26/2013	1989		100.0%	Milwaukee-Waukesha-West Allis	142,952	—	(9)
AT&T Tennessee Data Center	Data Center	11/12/2013	1975		100.0%	Nashville-Davidson–Murfreesboro–Franklin	347,515	27,305
Warm Springs Rehabilitation Hospital	Medical Facility	11/27/2013	1989		100.0%	San Antonio-New Braunfels, TX	113,136	—	(9)
AT&T California Data Center	Data Center	12/17/2013	1983		100.0%	San Diego-Carlsbad	499,402	—
Lubbock Heart Hospital	Medical Facility	12/20/2013	2003		100.0%	Lubbock, TX	102,143	—

							3,127,133	$201,177

(1)	Property owned through a consolidated partnership.
(2)	The 180 Peachtree Data Center was renovated in 2000.
(3)	The Southfield Data Center was renovated in 1997.
(4)	The Texas Data Center Portfolio consists of two data center properties: The Plano Data Center and the Arlington Data Center. The Plano Data Center was constructed in 1986 and redeveloped into a data center in 2011, and the Arlington Data Center was built in 1984.
(5)	The Vibra Denver Hospital was renovated in 1985.
(6)	The Houston Surgery Center was renovated in 2012.
(7)	The Andover Data Center was renovated in 2010.
(8)	The Physicians’ Specialty Hospital was renovated in 2009.
(9)	Property collateralized under the KeyBank Credit Facility. As of December 31, 2013, 19 commercial properties were collateralized under the KeyBank Credit Facility and we had $152,000,000 outstanding thereunder.

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

Leases

Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2013, the weighted average remaining lease term was 11.4 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from $107,000 to $9,944,000 (an average of $1,652,000) per year. Certain leases provide for increases in rent as a result of fixed increases. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized base rent as of December 31, 2013 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	2013 Annualized Base Rent (in thousands)(1)	Percentage of 2013 Annualized Base Rent
2014	1	9,244	$107	0.2%
2015	1	18,624	236	0.3%
2016	5	63,336	1,651	2.3%
2017	1	13,583	292	0.4%
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	2	165,882	6,598	9.1%
2022	3	288,453	3,630	5.0%
2023	6	1,209,953	24,562	33.8%
Thereafter	25	1,358,058	35,632	49.0%

	44	3,127,133	$72,708	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2013.

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

To assist fiduciaries of tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans and annuities described in Section 403(a) or (b) of the Code or an individual retirement account or annuity described in Section 408 of the Code subject to the annual reporting requirements of ERISA and IRA trustees or custodians in preparation of reports relating to an investment in the shares, we intend to provide reports of the quarterly and annual determinations of the current value of the net assets per outstanding share to those fiduciaries who request such reports. In addition, in order for Financial Industry Regulatory Authority, or FINRA, members and their associated persons to participate in the Offering and sale of our shares of common stock, we are required pursuant to FINRA Rule 5110(f)(2)(m) to disclose in each annual report distributed to investors a per share estimated value of the shares, the method by which it was developed and the date of the data used to develop the estimated value. For these purposes, the deemed value of our common stock is $10.00 per share as of December 31, 2013. However, as set forth above, there is no public trading market for the shares at this time and stockholders may not receive $10.00 per share if a market did exist. Until the later of 18 months after the termination of our Offering or the termination of any subsequent offering of our shares, we intend to use the offering price of shares in the most recent offering as the per share net asset value. Beginning 18 months after the last offering of shares, the value of the properties and other assets will be based on valuations of either our properties or us as a whole, whichever valuation method our board of directors determines to be appropriate, which may include independent valuations of our properties or of our enterprise as a whole.

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

At any time the redemption price is determined by any method other than the net asset value of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share redemption price will be reduced by the net sale proceeds per share distributed to investors prior to the redemption date. Our board of directors will, at its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for redemption, we will conduct a Uniform Commercial Code, or UCC, search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the UCC search will be borne by us.

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

Our board of directors may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the DRIP until the earlier of (i) June 6, 2014; (ii) the date on which the maximum offering has been sold; or (iii) the effective date of our registration for our follow-on offering. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the DRIP, the discontinuance or termination of the DRIP will adversely affect our ability to redeem shares under the share repurchase program. We would notify stockholders of such development in our annual or quarterly reports or by means of a separate mailing to stockholders. During the Offering, we would also include this information in a prospectus supplement or post-effective amendment to the Registration Statement, as then required under federal securities law.

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

During the year ended December 31, 2013, we received valid redemption requests relating to approximately 80,000 shares, which were redeemed in full for an aggregate of $783,000 (an average of $9.79 per share) under our share repurchase program. During the year ended December 31, 2012, we received valid redemption requests relating to approximately 20,000 shares, which were redeemed in full for an aggregate of $196,000 (an average of $9.80 per share) under our share repurchase program.

During the three months ended December 31, 2013, we redeemed shares of common stock under our share repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
10/1/2013 10/31/2013	13,628	$9.84	13,628		(1)
11/1/2013 11/30/2013	2,234	$9.98	2,234		(1)
12/1/2013 12/31/2013	35,696	$9.91	35,696		(1)

Total	51,558		51,558

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended December 31, 2013, we redeemed approximately $510,140 of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2013 redemption date.

Stockholders

As of March 14, 2014, we had approximately 96,850,000 shares of common stock outstanding held by 25,197 stockholders of record.

Distributions

We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our taxable income (excluding capital gains). One of our primary goals is to continue to pay regular (monthly) distributions to our stockholders. For the year ended December 31, 2013, we paid aggregate distributions of $26,393,000 ($14,176,000 in cash and $12,217,000 reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2012, we paid aggregate distributions of $5,971,000 ($3,206,000 in cash and $2,765,000 reinvested in shares of our common stock pursuant to the DRIP).

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643) covering a public offering of up to 175 million shares of common stock, was declared effective under the Securities Act. We are offering a maximum of 150 million shares of common stock for $10.00 per share and 25 million shares of common stock pursuant to our DRIP for $9.50 per share, for a maximum offering of up to $1.7 billion.

As of December 31, 2013, we had received subscriptions for and issued approximately 73.2 million shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $727.3 million (before selling commissions of $46.2 million and dealer-manager fees of $19.7 million, for net proceeds of approximately $661.4 million). From the net offering proceeds, we paid $17.4 million in acquisition fees to our Advisor, $7.6 million in acquisition costs, and $13.3 million in organization and offering costs to our Advisor and our Dealer Manager as of December 31, 2013. With the remaining net offering proceeds, joint venture equity and indebtedness, we acquired $943.1 million in total gross real estate. In addition, we invested an aggregate of $97.4 million in secured preferred equity loans, bridge loans, an unsecured loan and a construction loan. As of December 31, 2013, a total of $15.2 million in distributions were reinvested in, and 1.6 million shares of common stock were issued pursuant to the DRIP.

As of December 31, 2013, approximately $0.3 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 (File No. 333-191706) under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. The follow-on offering has not yet been declared effective by the SEC.

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

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	267,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	267,000

(1)	On July 2, 2013, we granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price in our offerings. As of December 31, 2013, we had issued an aggregate of 33,000 shares of restricted stock to our independent directors in connection with their initial or subsequent election to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.

The following should be read with Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and our consolidated financial statements and the notes thereto. Our historical results are not necessarily indicative of results for any future period. We had limited results of operations for the period from December 16, 2009 (Date of Inception) through December 31, 2009 and for the years ended December 31, 2010 and 2011, and therefore our results of operations for the years ended December 31, 2013, 2012, 2011 and 2010 and for the period from December 16, 2009 (Date of Inception) through December 31, 2009 are not comparable.

The following table presents summarized consolidated financial information including balance sheet information and operating results in a format consistent with our consolidated financial statements under Item 15. Exhibits and Financial Statement Schedules of this Annual Report on Form 10-K (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,				December 16, 2009 (Date of Inception) Through December 31, 2009
Selected Financial Data	2013	2012	2011	2010
Balance Sheet Data:
Total investment in real estate assets, net	$977,424	$443,423	$30,143	$—	$—
Cash and cash equivalents	$7,511	$4,377	$8,969	$202	$200
Real estate-related notes receivables	$54,080	$23,711	$514	$—	$—
Total assets	$1,064,664	$483,797	$85,351	$202	$200
Notes payable	$201,177	$156,847	$15,850	$—	$—
Credit facility	$152,000	$55,500	$—	$—	$—
Intangible lease liabilities, net	$53,962	$54,022	$1,679	$—	$—
Total liabilities	$423,381	$279,919	$20,545	$66	$—
Total equity	$641,283	$203,878	$64,806	$136	$200

Operating Data:
Total revenue	$68,299	$28,446	$1,345	$—	$—
Rental and parking expenses	$11,915	$7,066	$96	$—	$—
Acquisition related expenses	$5,615	$11,474	$1,084	$—	$—
Depreciation and amortization	$18,749	$8,080	$517	$—	$—
Income (loss) from operations	$27,219	$654	$(1,027)	$(66)	$—
Consolidated net income (loss)	$14,679	$(5,640)	$(1,439)	$(66)	$—
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	$(2,021)	$(2,060)	$378	$1	$—
Net income (loss) attributable to the Company	$12,658	$(7,700)	$(1,061)	$(65)	$—
Modified funds from operations(1)	$26,608	$4,980	$(223)	$(65)	$—

Per Share Data:
Net income (loss) per common share attributable to the Company:
Basic	$0.30	$(0.78)	$(1.03)	$(3.27)	$—
Diluted	$0.30	$(0.78)	$(1.03)	$(3.27)	$—
Distributions declared	$29,419	$6,922	$645	$—	$—
Distributions declared per common share	$0.70	$0.70	$0.63	$—	$—
Weighted average number of common shares outstanding:
Basic	$42,207,714	$9,933,490	$1,026,976	$20,000	$20,000
Diluted	$42,224,944	$9,933,490	$1,026,976	$20,000	$20,000

Cash Flow Data:
Net cash provided by (used in) operating activities	$25,692	$1,277	$(90)	$—	$—
Net cash used in investing activities	$(578,816)	$(345,838)	$(74,321)	$—	$—
Net cash provided by financing activities	$556,258	$339,969	$83,178	$2	$200

(1)	Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations for a discussion of our modified funds from operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were incorporated on December 16, 2009 under the laws of the state of Maryland in order to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. As of December 31, 2013, we owned 32 properties (including one property owned through a consolidated partnership) comprising of 40 buildings, 3.13 million rentable square feet of single-tenant and multi-tenant commercial space, located in 24 metropolitan statistical areas, or MSAs, which we acquired for an aggregate purchase price of $943,071,000. As of December 31, 2013, the rentable space at these properties was 100% leased. As of December 31, 2013, we had also invested in real estate-related notes receivables in the aggregate principal amount of $53,130,000.

We qualified to be taxed as a REIT under the Code for federal income tax purposes beginning with the taxable year ended December 31, 2011.

We are offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share and up to 25,000,000 additional shares pursuant to a DRIP under which stockholders may elect to have distribution reinvestment in additional shares of common stock at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors. Our Registration Statement was first declared effective by the SEC on December 10, 2010. As of December 31, 2013, we had received and accepted subscriptions in our Offering for 73,208,000 shares of our common stock (including shares of common stock issued pursuant to the DRIP), resulting in our receipt of gross proceeds of $727,305,000.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. We have not issued any shares in connection with the proposed follow-on offering as it has not yet been declared effective by the SEC.

Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor pursuant to an advisory agreement. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, Topic 605, Revenue Recognition, or ASC Topic 605. ASC Topic 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC, Topic 840, Leases, we recognize minimum annual rental revenue on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus have discretion in selecting the supplier and have credit risk. We recognize lease termination fees if there is a signed termination letter agreement, all of the conditions of the agreement have been met and the tenant is no longer occupying the property.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2013, we did not have an allowance for uncollectible tenant receivables.

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

Impairment

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date.

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease, including any bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

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

Investments in 2013 and 2014

•

During the year ended December 31, 2013, we, through wholly-owned subsidiaries, acquired 17 properties consisting of 1.9 million gross rentable square feet of commercial space, for an aggregate purchase price of $548,587,000. As of December 31, 2013, the properties were 100% leased.

•	During the year ended December 31, 2013, we invested approximately $73,766,000 in real estate-related notes receivables, of which $44,300,000 was repaid.

•

On February 25, 2014, we, through a wholly-owned subsidiary, acquired a 199,182 rentable square foot medical facility, located in Dallas, Texas, for a purchase price of $98,486,000, plus closing costs. We financed the acquisition with net proceeds from our Offering and debt financing. As of March 14, 2014, the property was 100% leased to a single tenant.

•

On March 14, 2014, we, through a wholly-owned subsidiary, acquired a 63,000 rentable square foot medical facility, located in Hammond, Louisiana, for a purchase price of $25,200,000, plus closing costs. We financed the acquisition with net proceeds from our Offering. As of March 14, 2014, the property was 100% leased to a single tenant.

For a further discussion of our 2013 acquisitions, see Note 3—“Real Estate Investments,” and for a further discussion on acquisitions in 2014, see Note 22—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space and space available from unscheduled lease terminations at the then existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2013, our properties were 100% leased.

Results of Operations

Real Estate Investments

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate as of December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Number of commercial properties	32	15	1
Approximate aggregate rentable square feet(1)	3,127,000	1,245,000	20,000
Percentage of rentable square feet leased	100%	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Commercial properties acquired	17	14	1
Approximate aggregate purchase price of acquired properties	$548,587,000	$365,544,000	$28,940,000
Approximate aggregate rentable square feet(1)	1,882,000	1,225,000	20,000

(1)	Excludes parking facilities.

As shown in the tables above, we owned 32 commercial properties as of December 31, 2013 (including one property owned through a consolidated partnership), compared to 15 commercial properties as of December 31, 2012 (including two properties owned through consolidated partnerships) and one commercial property as of December 31, 2011. Accordingly, our results of operations for the year ended December 31, 2013, as compared to the year ended December 31, 2012, and our results of operations for the year ended December 31, 2012, as compared to the year ended December 31, 2011, are not comparable; therefore, we have not included the percentage change.

Real Estate-Related Notes Receivables

The following table summarizes our investments in real estate-related notes receivables as of December 31, 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Number of notes receivables outstanding	5	3	1
Outstanding principal amount of notes receivables	$53,130,000	$23,664,000	$514,000

The following table summarizes our activity in investments in real estate-related notes receivables for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Number of notes receivables originated	5	2	1
Number of notes receivables repaid	3	—	—
Interest income earned on notes receivables	$5,817,000	$692,000	$—

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. Revenue increased $39.9 million to $68.3 million for the year ended December 31, 2013, compared to $28.4 million for the year ended December 31, 2012. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and notes receivables interest income. Rental and parking revenue increased $31.0 million to $52.9 million for the year ended December 31, 2013, as compared to $22.0 million for the year ended December 31, 2012, and tenant reimbursement revenue increased $3.7 million to $9.5 million for the year ended December 31, 2013, as compared to $5.8 million for the year ended December 31, 2012. The increase in rental and parking revenue was primarily due to owning 32 properties as of December 31, 2013 as compared to 15 properties as of December 31, 2012.

Notes receivables interest income increased $5.1 million to $5.8 million for the year ended December 31, 2013, compared to $0.7 million for the year ended December 31, 2012. The increase was primarily due to an increase in notes receivables of $30.4 million to $54.1 million as of December 31, 2013, as compared to $23.7 million as of December 31, 2012.

Rental and Parking Expenses. Rental and parking expenses increased $4.8 million to $11.9 million for the year ended December 31, 2013, compared to $7.1 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of 17 properties during the year ended December 31, 2013, which resulted in increased utility costs of $1.6 million, increased real estate taxes of $1.5 million, increased repair and maintenance costs of $0.4 million, increased property management fees of $0.9 million, increased insurance costs of $0.2 million and increased administrative costs of $0.2 million for such period.

General and Administrative Expenses. General and administrative expenses increased $1.5 million to $2.5 million for the year ended December 31, 2013, compared to $1.0 million for the year ended December 31, 2012. The increase was primarily due to increased allocated personnel and allocated overhead costs associated with our growth, which resulted in increased personnel costs of $0.5 million, increased professional and legal fees of $0.5 million, increased administrative fees of $0.2 million and increased other administrative expenses of $0.3 million.

Acquisition Related Expenses. Acquisition related expenses decreased $5.9 million to $5.6 million for the year ended December 31, 2013, compared to $11.5 million for the year ended December 31, 2012. The decrease primarily relates to acquisition fees and expenses associated with purchases of five of the 17 properties purchased for the year ended December 31, 2013, which were determined to be asset acquisitions. Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized. For the year ended December 31, 2012, acquisition fees and expenses related to the acquisitions of 14 properties that were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be a business combination are expensed as incurred. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $2.2 million to $2.3 million for the year ended December 31, 2013, compared to $0.1 million for the year ended December 31, 2012. During the year ended December 31, 2013, our Advisor earned $4.6 million in asset management fees and waived irrevocably, without recourse, $2.3 million in asset management fees. During the year ended December 31, 2012, our Advisor earned $1.2 million in asset management fees and waived irrevocably, without recourse, $1.1 million in asset management fees.

Depreciation and Amortization. Depreciation and amortization increased $10.6 million to $18.7 million for the year ended December 31, 2013, compared to $8.1 million for the year ended December 31, 2012. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $474.4 million for the year ended December 31, 2013, compared to $177.9 million for the year ended December 31, 2012.

Interest and Other Income (Expense). Interest and other income increased $0.08 million to $0.05 million for the year ended December 31, 2013, compared to $(0.03) million for the year ended December 31, 2012. The increase was primarily due to increased interest income earned on deposits at banks in the amount of $0.06 million and an increase in income earned in unconsolidated partnerships in the amount of $0.02 million.

Interest Expense. Interest expense increased $6.3 million to $12.6 million for the year ended December 31, 2013, compared to $6.3 million for the year ended December 31, 2012. The increase was primarily due to increased interest expense on notes payable and the KeyBank Credit Facility (as defined below) of $5.5 million and increased amortization expense of debt issue costs of $0.8 million.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenue. Revenue increased $27.1 million to $28.4 million for the year ended December 31, 2012, compared to $1.3 million for the year ended December 31, 2011. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and notes receivables interest income. Rental and parking revenue increased $20.7 million to $22.0 million for the year ended December 31, 2012, as compared to $1.3 million for the year ended December 31, 2011, and tenant reimbursement revenue increased $5.7 million to $5.8 million for the year ended December 31, 2012, as compared to $0.1 million for the year ended December 31, 2011. The increase in rental and parking revenue was primarily due to owning 15 properties as of December 31, 2012 as compared to one property as of December 31, 2011.

We recorded notes receivables interest income of $0.7 million for the year ended December 31, 2012. During the year ended December 31, 2011, we did not have any notes receivables outstanding.

Rental and Parking Expenses. Rental and parking expenses increased $7.0 million to $7.1 million for the year ended December 31, 2012, compared to $0.1 million for the year ended December 31, 2011. The increase was primarily due to the acquisition of 14 properties during the year ended December 31, 2012, which resulted in increased utility costs of $2.8 million, increased real estate taxes of $1.7 million, increased personnel and professional costs of $0.8 million, increased repair and maintenance costs of $0.9 million, increased property management fees of $0.5 million, increased insurance costs of $0.1 million and increased administrative costs of $0.2 million for such period.

General and Administrative Expenses. General and administrative expenses increased $0.5 million to $1.0 million for the year ended December 31, 2012, compared to $0.5 million for the year ended December 31, 2011. The increase was primarily due to increased personnel and overhead costs associated with our growth, which resulted in increased personnel costs of $0.1 million, increased professional and legal fees of $0.3 million and increased other administrative expenses of $0.1 million.

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

Asset Management Fees. During the year ended December 31, 2012, our Advisor earned $1.2 million in asset management fees and waived irrevocably, without recourse, $1.1 million in asset management fees. During the year ended December 31, 2011, our Advisor earned $0.1 million in asset management fees.

Depreciation and Amortization. Depreciation and amortization increased $7.6 million to $8.1 million for the year ended December 31, 2012, compared to $0.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $177.9 million for the year ended December 31, 2012, compared to $12.1 million for the year ended December 31, 2011.

Interest and Other Income (Expense). Interest and other income (expense) decreased $0.04 million to $(0.03) million for the year ended December 31, 2012, compared to $0.01 million for the year ended December 31, 2011. The decrease was primarily due to a loss in unconsolidated partnerships in the amount of $0.04 million.

Interest Expense. Interest expense increased $5.9 million to $6.3 million for the year ended December 31, 2012, compared to $0.4 million for the year ended December 31, 2011. The increase was primarily due to increased interest expense on notes payable and the KeyBank Credit Facility (as defined below) of $5.4 million and increased amortization expense of debt issue costs of $0.5 million.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flow provided by operations. For the year ended December 31, 2013, our cash flow provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. For the year ended December 31, 2012, our cash flow provided by operations of $1.3 million was a shortfall of $4.7 million, or 78.3%, of our distributions paid (total distributions were $6.0 million, of which $3.2 million were paid in cash and $2.8 million in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Character of Distributions:	2013	2012	2011
Ordinary dividends	61.48%	19.78%	—
Nontaxable distributions	38.52%	80.22%	100.00%

Total	100.00%	100.00%	100.00%

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of December 31, 2013, we paid approximately $65,853,000 in selling commissions and dealer-manager fees to our Dealer Manager and we reimbursed our Advisor, or its affiliates, approximately $13,072,000 in offering expenses, and incurred approximately $761,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of December 31, 2013.

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

Notes Receivables

We have invested, and may continue to invest, in notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of December 31, 2013, we had investments in five real estate-related notes receivables, which represented loans held for investment and intended to be held to maturity. As of December 31, 2013, the aggregate balance on the investments in real estate-related notes receivables was $54,080,000. For a further discussion of investments in real estate-related notes receivables, see Note 6—“Investment in Real Estate-Related Notes Receivables” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Liquidity and Capital Resources

Generally, our sources of funds will be primarily met from our Offering, operating cash flows and additional borrowings. We believe that these cash resources will be sufficient to satisfy our cash requirements for the foreseeable future, and we do not anticipate a need to raise funds from other sources within the next 12 months. Our ability to continue to raise funds through our Offering is dependent on general economic conditions, general market conditions for REITs and our operating performance. The number of properties we acquire and other investments we make will depend upon the number of shares sold in the Offering and the resulting amount of net proceeds available for investment. We expect to experience a relative increase in liquidity as additional subscriptions for shares of our common stock are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, management and operation of our real estate and real estate-related investments. Our principal demand for funds are for acquisitions of real estate and real estate-related investments, to pay operating expenses and interest on our indebtedness and to pay distributions to our stockholders. In addition, we require resources to make certain payments to our Advisor, or its affiliates, and our Dealer Manager, which, during the Offering, include payments to our Advisor and its affiliates for reimbursement of other organizational and offering costs, and to our Dealer Manager and its affiliates for selling commissions and dealer-manager fees.

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

KeyBank Credit Facility

As of December 31, 2013, the maximum principal amount committed under the KeyBank Credit Facility was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and $55,000,000 in term loans, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $350,000,000 under certain circumstances. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties.

As of December 31, 2013, the annual interest rate payable under the KeyBank Credit Facility was, at the Operating Partnership’s option, either (a) the London Interbank Offered Rate, plus an applicable margin ranging from 2.25% to 3.00%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.00% to 1.75%, which is determined based on the overall leverage of the Operating Partnership. In addition, we are required to pay a fee on the unused portion of the lender’s commitments under the KeyBank Credit Facility of 0.30% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.20% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

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

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available for the Operating Partnership to borrow under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. Each subsidiary of the Operating Partnership in the collateral pool is a party to, and guarantor of, the KeyBank Loan Agreement. As of December 31, 2013, we had drawn down $152,000,000 under the KeyBank Credit Facility and we had an aggregate borrowing base availability of $31,369,000. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at December 31, 2013.

Notes Payable

For a discussion of our notes payable, see Note 8—“Notes Payable” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2013 was approximately $25.7 million, compared to net cash flows provided by operating activities for the year ended December 31, 2012 of $1.3 million. For the year ended December 31, 2013, net cash flows provided by operating activities related primarily to increased rental and other revenue received in cash, offset by the payment of acquisition related fees and expenses, other assets and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2013 and 2012 was approximately $578.8 million and $345.8 million, respectively. For the year ended December 31, 2013, net cash flows used in investing activities related to the acquisition of 17 real estate properties in the amount of $548.6 million, investments in real estate-related notes receivable in the amount of $73.8 million, origination costs and commitment fees related to investments in real estate-related notes receivable in the amount of $0.7 million, payments of real estate escrow deposits in the amount of $7.0 million, other deposits in the amount of $0.2 million and capital expenditures in the amount of $0.4 million, offset by collections of notes receivable in the amount of $44.3 million and collections of real estate escrow deposits of $7.6 million. For the year ended December 31, 2012, net cash used in investing activities related to the acquisition of 14 real estate properties in the amount of $365.5 million, investments in real estate-related notes receivable in the amount of $23.1 million, payments of real estate escrow deposits in the amount of $21.7 million, other deposits in the amount of $0.2 million and capital expenditures in the amount of $1.1 million, offset by collections of real estate escrow deposits of $65.8 million. Net cash flows used in investing activities is dependent upon the amount of our offering proceeds invested in real estate and real estate-related investments.

Financing Activities. Net cash flows provided by financing activities for the years ended December 31, 2013 and 2012 was approximately $556.3 million and $340.0 million, respectively. For the year ended December 31, 2013, such cash flows related primarily to funds raised from investors in our Offering of $514.0 million, proceeds from our mortgage notes payable of $47.6 million, proceeds from the KeyBank Credit Facility of $166.5 million, collection of escrow funds of $3.1 million, offset by principal payments on our mortgage notes payable in the amount of $3.3 million, payments on the KeyBank Credit Facility of $70.0 million, deferred financing costs of $4.4 million, cash distributions to our stockholders of $14.2 million, offering costs of $57.4 million, distributions to noncontrolling interests in a consolidated partnership of $3.3 million, repurchase of shares of our common stock of $0.8 million, payments to escrow funds of $2.7 million and purchase of noncontrolling interest in a consolidated partnership related to the Philadelphia Data Center of $18.8 million. We anticipate cash flows from financing activities to increase in the future as we raise additional funds in our Offering and incur additional debt to acquire more properties.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Operating Activities. Net cash flows provided by operating activities for the year ended December 31, 2012 was approximately $1.3 million, compared to net cash flows used in operating activities for the year ended December 31, 2011 of $0.1 million. For the year ended December 31, 2012, net cash flows provided by operating activities related primarily to increased rental and other revenue received in cash, offset by the payment of acquisition related fees and expenses, rental and parking expenses and general and administrative expenses. We anticipate net cash flows from operating activities to increase as we acquire additional properties.

Investing Activities. Net cash flows used in investing activities for the years ended December 31, 2012 and 2011 was approximately $345.8 million and $74.3 million, respectively. For the year ended December 31, 2012, net cash flows used in investing activities related to the acquisition of 14 real estate properties in the amount of $365.5 million, investments in real estate-related notes receivable in the amount of $23.1 million, payments of real estate escrow deposits in the amount of $21.7 million, other deposits in the amount of $0.2 million and capital expenditures in the amount of $1.1 million, offset by collections of real estate escrow deposits of $65.8 million. For the year ended December 31, 2011, net cash used in investing activities related to the acquisition of one real estate property in the amount of $28.9 million, investments in real estate-related notes receivable in the amount of $0.5 million, payments of real estate escrow deposits in the amount of $44.7 million and investments in nonconsolidated partnerships in the amount of $0.2 million. Net cash flows used in investing activities is dependent upon the amount of our offering proceeds invested in real estate and real estate-related investments.

Financing Activities. Net cash flows provided by financing activities for the years ended December 31, 2012 and 2011 was approximately $340.0 million and $83.2 million, respectively. For the year ended December 31, 2012, such cash flows related primarily to funds raised in our Offering of $167.5 million, proceeds from our mortgage loan payable of $142.3 million, proceeds from the KeyBank Credit Facility of $91.0 million, collection of escrow funds of $1.6 million, proceeds from noncontrolling interest in consolidated partnerships of $15.0 million, offset by principal payments on our mortgage loan payables in the amount of $1.3 million, payments on the Key Bank Credit Facility of $35.5 million, deferred financing costs of $3.7 million, cash distributions to our stockholders of $3.2 million, offering costs of $18.5 million, distributions to noncontrolling interests in consolidated partnerships of $2.6 million, repurchase of shares of our common stock of $0.2 million, payments to escrow funds of $4.9 million and purchase of noncontrolling interest in a consolidated partnership related to the Richardson Data Center of $7.5 million. We anticipate cash flows from financing activities to increase in the future as we raise additional funds in our Offering and incur additional debt to acquire more properties.

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

We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2013 and 2012:

	Year Ended December 31, 2013			Year Ended December 31, 2012
Distributions paid in cash—common stockholders	$14,176,000			$3,206,000
Distributions reinvested (shares issued)	12,217,000			2,765,000

Total distributions	$26,393,000	(1)		$5,971,000

Source of distributions:
Cash flows provided by operations(2)	$14,176,000		54%	$1,277,000	21%
Offering proceeds from issuance of common stock	—		—	1,929,000	32%
Offering proceeds from issuance of common stock pursuant to the DRIP	12,217,000		46%	2,765,000	47%

Total sources	$26,393,000		100%	$5,971,000	100%

(1)	Total distributions declared but not paid as of December 31, 2013 were $4.2 million for common stockholders. These distributions were paid on January 2, 2014.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the year ended December 31, 2013, we paid and declared distributions of approximately $26.4 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO and MFFO for the twelve months ended December 31, 2013 of $28.1 million and $26.6 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to December 31, 2013, see Note 22—“Subsequent Events” to the consolidated financial statements included in this Annual Report on Form 10-K.

Capital Expenditures

We estimate that we will require approximately $2.7 million in expenditures for capital improvements over the next 12 months. As of December 31, 2013, we had $2.6 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments following completion of the Offering. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2013, our borrowings were 35.5% of the fair market value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 14, 2014 and December 31, 2013, our leverage did not exceed 300.0% of the value of our net assets.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 12—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2013, we had $201.2 million of notes payable outstanding and $152.0 million outstanding under the KeyBank Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2013, we believe we were in compliance with all such covenants and requirements on our mortgage loans payable and the KeyBank Credit Facility, and we expect to remain in compliance with all such requirements for the next 12 months.

In addition, during the year ended December 31, 2013, we entered into five derivative instruments for the purpose of managing or hedging our interest rate risks. The aggregate notional amount under our swap agreements is $119.1 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2013, we were in compliance with all such cross-default provisions and expect to remain in compliance with all such requirements for the next 12 months.

Contractual Obligations

As of December 31, 2013, we had approximately $353,177,000 of debt outstanding, of which $201,177,000 related to notes payable and $152,000,000 related to the Key Bank Credit Facility. See Note 8—“Notes Payable” and Note 9—“Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding. Our contractual obligations as of December 31, 2013 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$2,523	$19,693	$62,570	$52,263	$137,049
Interest payments—fixed rate debt	6,429	13,917	9,046	9,367	38,759
Principal payments—variable rate debt fixed through interest rate swap agreements(1)	738	1,817	116,573	—	119,128
Interest payments—variable rate debt fixed through interest rate swap agreements(2)	4,385	9,786	5,315	—	19,486
Principal payments—variable rate debt	—	97,000	—	—	97,000
Interest payments—variable rate debt(3)	2,146	4,683	—	—	6,829

Total	$16,221	$146,896	$193,504	$61,630	$418,251

(1)	As of December 31, 2013, we had $119.1 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2013 to calculate the debt payment obligations in future periods.
(3)	As of December 31, 2013, the weighted average interest rate on the variable debt obligations under the KeyBank Credit Facility was 2.41%, which we used to calculate future interest payments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements.

Material Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer-manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 13—“Related-Party Transactions and Arrangements” to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplement performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

We define FFO, consistent with NAREIT’s definition, as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of property and asset impairment write-downs, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnership and joint ventures. Adjustments for unconsolidated partnership and joint ventures will be calculated to reflect FFO on the same basis.

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income (loss) analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report its investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets.

The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since fair value of real estate assets historically rise and fall with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

In addition, we believe it is appropriate to disregard asset impairment write-downs as it is a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.

In developing estimates of expected future cash flow, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an asset impairment, the extent of such loss, if any, as well as the carrying value of the real estate asset.

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in the Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

All paid and accrued acquisition fees and expenses have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of other properties are generated to cover the purchase price of the real estate asset, these fees and expenses and other costs related to such property. In addition, MFFO may not be an indicator of our operating performance, especially during periods in which properties are being acquired.

In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustment to net income (loss) in determining cash flows from operations in accordance with GAAP.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence that the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income (loss) as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income (loss) or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operation performance and considered more prominently than the non-GAAP FFO and measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2013, 2012 and 2011 (in thousands, except share data):

	For the Year Ended December 31,
	2013	2012	2011
Net income (loss) attributable to the Company	$12,658	$(7,700)	$(1,061)
Adjustments:
Depreciation and amortization—real estate	18,749	8,080	517
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(3,299)	(3,369)	(229)

FFO	$28,108	$(2,989)	$(773)

Adjustments:
Acquisition related expenses(1)	$5,615	$11,474	$1,084
Amortization of above and below-market leases(2)	(3,758)	(2,407)	(40)
Amortization of straight-line rents(3)	(5,398)	(2,402)	(102)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	2,041 (4)	1,304 (5)	(392	)(6)

MFFO	$26,608	$4,980	$(223)

Weighted average common shares outstanding—basic	42,207,714	9,933,490	1,026,976

Weighted average common shares outstanding—diluted	42,224,944	9,933,490	1,026,976

Net income (loss) per common share—basic	$0.30	$(0.78)	$(1.03)

Net income (loss) per common share—diluted	$0.30	$(0.78)	$(1.03)

FFO per common share—basic	$0.67	$(0.30)	$(0.75)

FFO per common share—diluted	$0.67	$(0.30)	$(0.75)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)

Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $583,000 related to straight-line rents, $1,458,000 related to above and below-market leases.
(5)	Of this amount, $785,000 related to straight-line rents, $1,416,000 related to above and below-market leases and $(897,000) related to acquisition expenses.
(6)	Of this amount, $45,000 related to straight-line rents, $18,000 related to above and below-market leases and $(455,000) related to acquisition expenses.

The following is a reconciliation of net loss attributable to the Company, which is the most directly comparable GAAP financial measure to FFO and MFFO for the following quarterly periods (in thousands except share data):

	Quarter Ended
	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
Net income attributable to the Company	$5,944	$3,850	$2,001	$863
Adjustments:
Depreciation and amortization—real estate	6,158	4,727	4,105	3,759
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnership	(830)	(826)	(824)	(819)

FFO	$11,272	$7,751	$5,282	$3,803

Adjustments:
Acquisition related expenses(1)	$1,016	$1,402	$1,601	$1,596
Amortization of above and below-market leases(2)	(961)	(958)	(972)	(867)
Amortization of straight-line rents(3)	(1,767)	(1,311)	(1,136)	(1,184)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnership	503 (4)	509 (5)	515 (6)	514 (7)

MFFO	$10,063	$7,393	$5,290	$3,862

Weighted average common shares outstanding—basic	63,815,605	46,757,918	33,830,429	23,938,747

Weighted average common shares outstanding—diluted	63,830,305	46,774,585	33,844,471	23,954,477

Net income per common share—basic	$0.09	$0.08	$0.06	$0.04

Net income per common share—diluted	$0.09	$0.08	$0.06	$0.04

FFO per common share—basic	$0.18	$0.17	$0.16	$0.16

FFO per common share—diluted	$0.18	$0.17	$0.16	$0.16

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $138,000 related to straight-line rents, $365,000 related to above and below-market leases.
(5)	Of this amount, $145,000 related to straight-line rents, $364,000 related to above and below-market leases.
(6)	Of this amount, $151,000 related to straight-line rents, $364,000 related to above and below-market leases.
(7)	Of this amount, $149,000 related to straight-line rents, $365,000 related to above and below-market leases.

Subsequent Events

For a discussion of subsequent events, see Note 22—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. There were no material changes in our market risk exposures between the years ended December 31, 2013 and 2012. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

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

We have entered, and may continue to enter, into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. To the extent we do, we are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered, and do not intend to enter, into derivative or interest rate transactions for speculative purposes. We may also enter into rate-lock arrangements to lock interest rates on future borrowings.

As of December 31, 2013, we had eight fixed rate notes payable in the aggregate amount of $137.0 million, three variable rate notes payable in the aggregate amount of $64.2 million that were fixed through interest rate swap agreements, and $55.0 million borrowed under the KeyBank Credit Facility that was fixed through interest rate swap agreements. As of December 31, 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility that was fixed through interest rate swap agreements was 4.57%.

As of December 31, 2013, $97.0 million of the $152.0 million outstanding on the KeyBank Credit Facility were subject to variable interest rates. Revolving loans under the KeyBank Credit Facility bore interest at a weighted average rate of 2.41%. As of December 31, 2013, an increase of 50 basis points in interest rates would result in a change in interest expense of $0.5 million per year, assuming all of our derivatives remain effective hedges.

As of December 31, 2013, we had five interest rate swap agreements outstanding, which mature on various dates from October 2017 through December 2018, with an aggregate notional amount under the swap agreements of $119.1 million and an aggregate net fair value of $0.6 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2013, an increase of 50 basis points in the market rates of interest would result in an increase to the fair value of these interest rate swaps of $2.8 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2013 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2013, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with respect to our 2014 annual meeting of stockholders.

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

No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is enclosed in the Consolidated Financial Statements and notes thereto.

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

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young, LLP

Certified Public Accountants

Tampa, Florida

March 19, 2014

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$92,052	$34,577
Buildings and improvements ($95,529 and $95,182 related to VIE)	791,574	357,559
Acquired intangible assets ($16,189 and $16,187 related to VIE)	121,438	60,019

	1,005,064	452,155
Less: accumulated depreciation and amortization ($8,419 and $4,090 related to VIE)	(27,640)	(8,732)

Total real estate, net ($107,579 and $111,559 related to VIE)	977,424	443,423
Cash and cash equivalents ($411 and $463 related to VIE)	7,511	4,377
Real estate-related notes receivables	54,080	23,711
Other assets ($3,968 and $4,078 related to VIE)	25,649	12,286

Total assets	$1,064,664	$483,797

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,746 and $54,420 related to VIE)	$201,177	$156,847
Credit facility	152,000	55,500
Accounts payable due to affiliates ($15 and $104 related to VIE)	696	5,674
Accounts payable and other liabilities ($1,411 and $1,536 related to VIE)	15,546	7,876
Intangible lease liabilities, less accumulated amortization of $6,501 and $2,583, respectively ($16,410 and $18,375 related to VIE)	53,962	54,022

Total liabilities	423,381	279,919
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 73,238,145 and 20,261,611 shares issued, respectively; 73,137,569 and 20,241,478 shares outstanding, respectively	731	202
Additional paid-in capital	641,019	172,602
Accumulated distributions in excess of earnings	(33,154)	(16,393)
Accumulated other comprehensive income (loss)	600	(963)

Total stockholders’ equity	609,196	155,448
Noncontrolling interests in consolidated partnerships	32,086	48,429
Noncontrolling interests in operating partnership	1	1

Total equity	641,283	203,878

Total liabilities and stockholders’ equity	$1,064,664	$483,797

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except shares and per share amounts)

	For the Year Ended December 31,
	2013	2012	2011
Revenue:
Rental and parking revenue	$52,944	$21,955	$1,286
Tenant reimbursement revenue	9,538	5,799	59
Real estate-related notes receivables interest income	5,817	692	—

Total revenue	68,299	28,446	1,345
Expenses:
Rental and parking expenses	11,915	7,066	96
General and administrative expenses	2,458	1,039	529
Acquisition related expenses	5,615	11,474	1,084
Asset management fees	2,343	133	146
Depreciation and amortization	18,749	8,080	517

Total expenses	41,080	27,792	2,372

Income (loss) from operations	27,219	654	(1,027)

Other income (expense):
Interest and other income (expense)	53	(34)	1
Interest expense	(12,593)	(6,260)	(413)

Total other expense	(12,540)	(6,294)	(412)

Consolidated net income (loss)	14,679	(5,640)	(1,439)
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	(2,021)	(2,060)	378

Net income (loss) attributable to the Company	$12,658	$(7,700)	$(1,061)

Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swaps	825	(1,011)	—
Reclassification of previous unrealized loss on interest rate swaps into net income	738	48	—

Other comprehensive income (loss)	1,563	(963)	—

Comprehensive income (loss) attributable to the Company	$14,221	$(8,663)	$(1,061)

Weighted average number of common shares outstanding:
Basic	42,207,714	9,933,490	1,026,976

Diluted	42,224,944	9,933,490	1,026,976

Net income (loss) per common share attributable to common stockholders:
Basic	$0.30	$(0.78)	$(1.03)

Diluted	$0.30	$(0.78)	$(1.03)

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests in Operating Partnership	Noncontrolling Interests in Consolidated Partnerships	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2010	20,000	$—	$200	$(65)	$—	$1	$—	$136
Issuance of common stock	3,081,139	31	30,593	—	—	—	—	30,624
Issuance of common stock under the distribution reinvestment plan	26,280	—	250	—	—	—	—	250
Contributions from noncontrolling interests	—	—	—	—	—	—	40,406	40,406
Distributions declared to common stockholders	—	—	—	(645)	—	—	—	(645)
Commissions on sale of common stock and related dealer-manager fees	—	—	(2,816)	—	—	—	—	(2,816)
Other offering costs	—	—	(1,736)	—	—	—	—	(1,736)
Stock-based compensation	—	—	26	—	—	—	—	26
Net loss	—	—	—	(1,061)	—	—	(378)	(1,439)

Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$—	$1	$40,028	$64,806

Issuance of common stock	16,839,443	168	167,345	—	—	—	—	167,513
Vesting of restricted stock	3,750	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	291,000	3	2,762	—	—	—	—	2,765
Contributions from noncontrolling interests	—	—	—	—	—	—	15,000	15,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,646)	(2,646)
Distributions declared to common stockholders	—	—	—	(6,922)	—	—	—	(6,922)
Commissions on sale of common stock and related dealer-manager fees	—	—	(15,538)	—	—	—	—	(15,538)
Other offering costs	—	—	(6,852)	—	—	—	—	(6,852)
Redemption of common stock	(20,134)	—	(196)	—	—	—	—	(196)
Purchase of noncontrolling interests	—	—	(1,487)	—	—	—	(6,013)	(7,500)
Stock-based compensation	—	—	51	—	—	—	—	51
Other comprehensive loss	—	—	—	—	(963)	—	—	(963)
Net income (loss)	—	—	—	(7,700)	—	—	2,060	(5,640)

Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$1	$48,429	$203,878

Issuance of common stock	51,684,505	517	513,419	—	—	—	—	513,936
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,286,028	13	12,204	—	—	—	—	12,217
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,364)	(3,364)
Distributions declared to common stockholders	—	—	—	(29,419)	—	—	—	(29,419)
Commissions on sale of common stock and related dealer-manager fees	—	—	(47,499)	—	—	—	—	(47,499)
Other offering costs	—	—	(5,246)	—	—	—	—	(5,246)
Redemption of common stock	(80,442)	(1)	(782)	—	—	—	—	(783)
Purchase of noncontrolling interests	—	—	(3,750)	—	—	—	(15,000)	(18,750)
Stock-based compensation	—	—	71	—	—	—	—	71
Other comprehensive income	—	—	—	—	1,563	—	—	1,563
Net income	—	—	—	12,658	—	—	2,021	14,679

Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$1	$32,086	$641,283

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income (loss)	$14,679	$(5,640)	$(1,439)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	18,749	8,080	517
Amortization of debt issue costs	1,318	490	15
Amortization of straight-line rent	(5,398)	(2,402)	(102)
Amortization of intangible lease liability	(3,918)	(2,542)	(40)
Amortization of origination costs and commitment fees	(183)	—	—
Amortization of intangible lease assets	159	135	—
Deferred revenue	1,605	991	—
Stock-based compensation	71	51	26
Changes in operating assets and liabilities:
Accounts payable and other liabilities	502	3,764	1,514
Accounts payable due to affiliates	20	87	249
Other assets, net	(1,912)	(1,737)	(830)

Net cash provided by (used in) operating activities	25,692	1,277	(90)

Cash flows from investing activities:
Investment in real estate and other assets	(548,587)	(365,544)	(28,940)
Capital expenditures	(449)	(1,066)	—
Payments of real estate escrow deposits	(7,005)	(21,708)	(44,696)
Collections of real estate escrow deposits	7,578	65,826	—
Investments in nonconsolidated partnerships	—	—	(171)
Other deposits	(167)	(196)	—
Real estate-related notes receivables advances	(73,766)	(23,150)	(514)
Collections of real estate-related notes receivables	44,300	—	—
Origination costs net of commitment fees related to real estate-related notes receivables	(720)	—	—

Net cash used in investing activities	(578,816)	(345,838)	(74,321)

Cash flows from financing activities:
Proceeds from notes payable	47,625	142,303	16,000
Payments on notes payable	(3,295)	(1,306)	(150)
Proceeds from credit facility	166,520	91,000	—
Payments of credit facility	(70,020)	(35,500)	—
Payments of deferred financing costs	(4,406)	(3,709)	(161)
Repurchase of common stock	(783)	(196)	—
Offering costs on issuance of common stock	(57,413)	(18,425)	(3,196)
Distributions to stockholders	(14,176)	(3,206)	(222)
Proceeds from issuance of common stock	513,936	167,513	30,624
Proceeds from noncontrolling interest in consolidated partnerships	—	15,000	40,406
Purchase of noncontrolling interest in consolidated partnerships	(18,750)	(7,500)	—
Payments to escrow funds	(2,687)	(4,994)	(123)
Collection of escrow funds	3,071	1,635	—
Distributions to noncontrolling interests in consolidated partnerships	(3,364)	(2,646)	—

Net cash provided by financing activities	556,258	339,969	83,178

Net change in cash	3,134	(4,592)	8,767
Cash and cash equivalents—Beginning of year	4,377	8,969	202

Cash and cash equivalents—End of year	$7,511	$4,377	$8,969

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$12,217	$2,765	$250
Net unrealized gain (loss) on interest rate swap	$1,563	$(963)	$—
Supplemental cash flow disclosures:
Interest paid	$10,949	$5,122	$343

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013

Note 1—Organization and Business

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. The Company operates through two reportable business segments—data centers and medical facilities. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership. As of December 31, 2013, the Company owned 32 properties (including one property owned through a consolidated partnership) comprising 3.13 million rentable square feet of single-tenant and multi-tenant commercial space located in 24 metropolitan statistical areas, or MSAs. As of December 31, 2013, the rentable space at these properties was 100% leased. As of December 31, 2013, the Company had also invested in real estate-related notes receivables in the aggregate principal amount of $53,130,000. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, or the Securities Act, the Company is offering for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan, or DRIP, under which the Company’s stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors, or the Offering, for a maximum offering of up to $1,738,000,000. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission, or the SEC, on December 10, 2010. As of December 31, 2013, the Company had issued approximately 73,208,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $727,305,000, before selling commissions and dealer-manager fees of approximately $65,853,000 and other offering costs of approximately $13,834,000. As of December 31, 2013, the Company had approximately 101,792,000 shares of common stock remaining in the Offering.

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

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the consolidated financial statements. Such consolidated financial statements and the accompanying notes thereto are the representations of management. These accounting policies conform to accounting principles generally accepted in the United States of America, or GAAP, in all material respects, and have been consistently applied in preparing the consolidated financial statements.

Principles of Consolidation and Basis of Presentation

The Company evaluates the need to consolidate investments in entities based on standards set forth in the Financial Accounting Standards Board, or the FASB, Accounting Standards Codification, or ASC, 810, Consolidation, or ASC 810. In determining whether the Company has a controlling interest in the entities and the requirement to consolidate the accounts of any such entity, management considers factors such as ownership interest, authority to make decisions and contractual and substantive participating rights of the partners/members as well as whether the investment entity is a variable interest entity, or VIE, for which the Company is the primary beneficiary.

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

As of December 31, 2013, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as it has the power to direct the activities that most significantly impact the entity’s economic performance, see Note 3—“Real Estate Investments.”

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of December 31, 2013, the Company determined that four of its loan investments were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance. See Note 6—“Investment in Real Estate-Related Notes Receivables.”

The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Real Estate-Related Notes Receivables

As of December 31, 2013, the Company had investments in five real estate-related notes receivables, which are loans held for investment and the Company intends to hold to maturity. Accordingly, notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related note receivable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income on real estate-related notes receivables. Interest income earned on real estate-related notes receivables for the years ended December 31, 2013, 2012 and 2011 was $5,817,000, $692,000 and $0, respectively.

The Company evaluates the collectability of both interest and principal on each note receivable, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. There were no amounts past due on notes receivable as of December 31, 2013. A note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on performing notes receivable is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses or allowances were recorded related to investments in real estate-related notes receivables for the years ended December 31, 2013, 2012 and 2011.

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

Restricted Cash Held in Escrow

Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable. Restricted cash is reported in other assets in the accompanying consolidated balance sheets. See Note 5—“Other Assets.”

Deferred Financing Costs

Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. As of December 31, 2013 and 2012, the Company’s deferred financing costs were $6,800,000 and $3,438,000, respectively, net of amortization. Deferred financing costs are reported in other assets in the accompanying consolidated balance sheets.

Investment in and Valuation of Real Estate and Related Assets

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are charged to expense as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are deprecated or amortized on a straight-line basis over its useful life. The Company estimated the useful lives of its assets by class as follows:

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values relating to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. These direct lease origination costs are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. These lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses for the years ended December 31, 2013, 2012 and 2011 of approximately $5,615,000, $11,474,000 and $1,084,000, respectively. As of December 31, 2013 and 2012, the Company had approximately $7,489,000 and $0, respectively, of capitalized acquisition fees and expenses.

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

Real Estate Escrow Deposits

Real estate escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate, which are included in other assets in the accompanying consolidated balance sheets.

Fair Value

ASC 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

Notes receivables—The fair value is estimated by discounting the expected cash flows on the notes at interest rates at which management believes similar loans would be made.

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

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

The Company recognizes revenue in accordance with ASC Topic 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC Topic 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amount contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis. The Company is the primary obligor with respect to purchasing goods and services from third-party suppliers, has discretion in selecting the supplier and has credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2013, the Company did not have an allowance for uncollectible tenant receivables.

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

Concentration of Credit Risk and Significant Leases

As of December 31, 2013, the Company had cash on deposit, including restricted cash, in ten financial institutions, seven of which had deposits in excess of current federally insured levels totaling $8.4 million; however, the Company had not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company had experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

Based on leases in effect as of December 31, 2013, the Company owned real estate investments in 24 MSAs (including one property owned through a consolidated partnership), three of which each accounted for 10% or more of rental revenue. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for an aggregate of 24.3% of rental revenue for the year ended December 31, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 18.3% of rental revenue for the year ended December 31, 2013 and properties located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 11.4% of rental revenue for the year ended December 31, 2013. Based on leases in effect as of December 31, 2012, the Company owned properties in two MSAs that each accounted for 10% or more of rental revenue. Properties located in the Dallas-Ft.Worth-Arlington, Texas area accounted for an aggregate of 29.7% of rental revenue for the year ended December 31, 2012 and properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 47.4% of rental revenue for the year ended December 31, 2012. Based on leases in effect as of December 31, 2011, the Company owned one property in the Dallas-Ft. Worth-Arlington, Texas area, which accounted for 100% of rental revenue for the year ended December 31, 2011.

Based on leases in effect as of December 31, 2013, the Company’s two reportable business segments, data centers and medical facilities, accounted for 57.9% and 42.1%, respectively, of rental revenue for the year ended December 31, 2013. Rental revenue is based on the total revenue recognized and reported in the Company’s consolidated statements of comprehensive income (loss). Based on leases in effect as of December 31, 2012, the Company’s two reportable business segments, data centers and medical facilities, accounted for 78.8% and 21.2%, respectively, of rental revenue for the year ended December 31, 2012. Based on leases in effect as of December 31, 2011, the Company owned one property that was classified as a data center, which accounted for 100% of rental revenue for the year ended December 31, 2011.

As of December 31, 2013, leases with two tenants each accounted for 10% or more of rental revenue, which in total accounted for 22.0% of rental revenue. The leases with Level 3 Communications, LLC accounted for 10.6% of rental revenue for the year ended December 31, 2013 and the lease with Vanguard Group, Inc. accounted for 11.4% of rental revenue for the year ended December 31, 2013. As of December 31, 2012, leases with two tenants each accounted for 10% or more of rental revenue, which in total accounted for 42.9% of rental revenue. The leases with Level 3 Communications, LLC accounted for 26.8% of rental revenue for the year ended December 31, 2012 and the lease with Catholic Health Initiatives accounted for 16.1% of rental revenue for the year ended December 31, 2012. As of December 31, 2011, the Company had one tenant, Catholic Health Initiatives, which accounted for 100% of the Company’s rental revenue for the year ended December 31, 2011.

In addition, the Company had one tenant, AT&T Services, Inc. (occupying three properties), that, based on all leases in-place as of December 31, 2013, and assuming no additional leases, would account for 28.7% of 2014 rental revenue (calculated based on 2014 rental revenue as a percentage of total 2014 contractual revenue). The Company believes that the loss of this tenant would have a material adverse effect on its business and results of operations.

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

Stockholders’ Equity

As of December 31, 2013, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2013, the Company had approximately 73,238,000 shares of common stock issued and 73,138,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2012, the Company had approximately 20,262,000 shares of common stock issued and 20,241,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the year ended December 31, 2013, the Company received valid redemption requests relating to approximately 80,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $783,000 (an average of $9.79 per share). During the year ended December 31, 2012, the Company repurchased approximately 20,000 shares of common stock, for an aggregate amount of $196,000 (an average of $9.80 per share), under its share repurchase program.

Distributions Payable and Distribution Policy

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2013, the Company paid aggregate distributions, since inception, of approximately $32,836,000 ($17,604,000 in cash and $15,232,000 of which were reinvested in shares of common stock pursuant to the DRIP), calculated at the current rate of 7.0%. The Company’s distributions declared per common share were $0.70, $0.70 and $0.63 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company had distributions payable of approximately $4,150,000. The distributions were paid on January 2, 2014, $2,122,000 of which were paid in cash and $2,028,000 of which were reinvested in shares of common stock pursuant to the DRIP.

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on non-vested restricted shares. For the year ended December 31, 2013, diluted earnings per share reflect the effect of approximately 17,000 non-vested shares of restricted common stock that were outstanding as of such period. For the years ended December 31, 2012 and 2011, diluted earnings per share reflect the effect of 20,250 shares and 15,000 shares, respectively, of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were antidilutive during the period.

Interest

Interest is charged to expense as it accrues. No interest costs were capitalized during any of the years presented.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As disclosed previously, as of December 31, 2013, the Company operated through two reportable business segments—data centers and medical facilities. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 15—“Segment Reporting” for further discussion.

Derivative Instruments and Hedging Activities

To comply with ASC Topic 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive income (loss) during the current period.

The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert some its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.

In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income (loss) during the current period.

In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, or ASU 2013-02. The objective of ASU 2013-02 is to improve the reporting of reclassifications out of accumulated other comprehensive income (loss), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income (loss) on the respective line item in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The amendments do not change the current requirements for reporting net income or other comprehensive income (loss) in financial statements. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 became effective on January 1, 2013 and did not have a material effect on the Company’s consolidated financial statements.

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Bench Interest Rate for Hedge Accounting Purposes, or ASU 2013-10. The objective of ASU 2013-10 is to provide for the inclusion of the Federal Funds Effective Swap Rate as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the currently considered benchmark interest rates: the interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) swap rate. In addition, ASU 2013-10 removes the restriction on using different benchmark rates for similar hedges. The adoption of ASU 2013-10 is effective prospectively for qualifying new or redesigned hedging relationships entered into on or after July 17, 2013. The adoption of ASU 2013-10 did not have a material effect on the Company’s consolidated financial statements.

Reclassifications

In order to conform to the 2013 presentation, certain of the 2012 and 2011 balances have been reclassified in the Company’s consolidated financial statements with no effect on the Company’s financial position or results of operations. Interest income on real estate-related notes receivables, was previously reported as a component of other income (expense), and is now disclosed separately in the revenue line item in the Company’s consolidated statements of comprehensive income (loss), and asset management fees, which were previously reported as a component of general and administrative expenses, are disclosed separately in the Company’s consolidated statements of comprehensive income (loss).

Note 3—Real Estate Investments

The Company’s real estate investments in consolidated properties consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Land	$92,052	$34,577
Buildings and improvements	791,574	357,559
Acquired intangible assets	121,438	60,019

	1,005,064	452,155
Less: accumulated depreciation and amortization	(27,640)	(8,732)

	$977,424	$443,423

Depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $18,749,000, $8,080,000 and $517,000, respectively. In addition to the property acquisitions discussed below, for the years ended December 31, 2013, 2012 and 2011, the Company had capital expenditures of $449,000, $1,066,000 and $0, respectively, primarily related to the Company’s data center facilities.

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the year ended December 31, 2013, acquisition fees and acquisition related costs totaled $13,104,000 and did not exceed 6.0% of the purchase price of the Company’s acquisitions during such period. The Company incurred $10,822,000 to its Advisor in acquisition fees in connection with these acquisitions.

2013 Real Estate Investments

During the year ended December 31, 2013, the Company completed 17 real estate acquisitions, of which 12 of the properties were determined to be business combinations in the amount of $187,602,000 and five of the properties were determined to be asset acquisitions in the amount of $360,985,000, for an aggregate purchase price of $548,587,000. In connection with the acquisition of three properties, the Company obtained financing of $47,625,000 and the remaining balance of the purchase price was paid with cash proceeds from the Offering and the KeyBank Credit Facility (as defined below).

On November 15, 2013, the Company acquired the remaining noncontrolling interests in the Philadelphia Data Center for a total cost of $18,750,000. As a result, the Philadelphia Data Center became a wholly-owned property of the Company.

Consolidated Partnership

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

The Company concluded that the entity that owns the 180 Peachtree Data Center is a VIE as the entity had insufficient equity to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact the entity, it is the primary beneficiary of and therefore has consolidated the entity, which owns the 180 Peachtree Data Center. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying consolidated balance sheets. For the year ended December 31, 2013, total revenue and net income related to the 180 Peachtree Data Center were $16,136,000 and $2,945,000, respectively. For the year ended December 31, 2012, total revenue and net income related to the 180 Peachtree Data Center were $15,465,000 and $2,017,000, respectively. For the year ended December 31, 2013, cash flows related to the 180 Peachtree Data Center consisted of $4,440,000 in cash provided by operating activities, $350,000 in cash used in investing activities and $4,142,000 in cash used in financing activities. For the year ended December 31, 2012, cash flows related to the 180 Peachtree Data Center consisted of $3,752,000 in cash provided by operating activities, $52,307,000 in cash used in investing activities and $49,018,000 in cash provided by financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying consolidated balance sheets, consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
In-place leases, net of accumulated amortization of $7,954 and $2,708 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 14.6 years and 15.8 years as of December 31, 2013 and 2012, respectively)	$109,342	$54,238
Above-market leases, net of accumulated amortization of $294 and $135 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 8.6 years and 9.1 years as of December 31, 2013 and 2012, respectively)	846	1,006
Ground lease interest, net of accumulated amortization of $78 and $37 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 62.8 years and 43.1 years as of December 31, 2013 and 2012, respectively)	2,700	1,672
Lease commissions, net of accumulated amortization of $21 and $7 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 13.4 years and 14.4 years as of December 31, 2013 and 2012, respectively)	203	216

	$113,091	$57,132

Amortization expense for the in-place leases, lease commissions and ground leases for the years ended December 31, 2013, 2012 and 2011 was $5,301,000, $2,661,000 and $90,000, respectively. Amortization of the above-market leases for the years ended December 31, 2013, 2012 and 2011 was $159,000, $135,000 and $0, respectively.

Estimated amortization expense on the acquired intangible assets as of December 31, 2013 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2014	$9,348
2015	9,348
2016	9,028
2017	8,707
2018	8,656
Thereafter	68,004

$113,091

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Deferred financing costs, net of accumulated amortization of $1,750 and $432 as of December 31, 2013 and 2012, respectively	$6,800	$3,438
Investments in unconsolidated partnerships	116	135
Accounts receivable	384	528
Accounts receivable accrued	641	752
Straight-line rent receivable	7,902	2,504
Restricted cash held in escrow	6,388	3,604
Real estate escrow deposits	5	578
Derivative assets	644	—
Prepaid and other assets	2,769	747

	$25,649	$12,286

Amortization of deferred financing costs for the years ended December 31, 2013, 2012 and 2011 was $1,318,000, $490,000 and $15,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization of deferred financing costs as of December 31, 2013 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2014	$2,031
2015	2,026
2016	1,662
2017	734
2018	216
Thereafter	131

$6,800

Note 6—Investment in Real Estate-Related Notes Receivables

As of December 31, 2013 and 2012, the aggregate balance on the Company’s investment in real estate-related notes receivables was $54,080,000 and $23,711,000, respectively. As of December 31, 2013, the Company had fixed rate notes receivables with interest rates ranging from 8.00% to 17.00% per annum and a weighted average interest rate of 12.67% per annum.

Real estate-related notes receivables consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	Interest Rate	Maturity Date		Outstanding Balance as of December 31,
Real Estate-Related Notes Receivables				2013	2012
Walnut Hill Property Company Loan(1),(2),(6)	10.00%	02/28/18		$20,327	$8,305
Bay Area Preferred Equity Loan(1),(2),(6)	17.00%	11/30/18		23,247	14,892
MM Peachtree Holdings(1),(3)	12.00%	12/31/21		514	514
Medistar Loan(4),(6)	8.00%		(5)	9,500	—
Landmark Loan(1),(4),(6)	9.00%	12/17/15		492	—

				$54,080	$23,711

(1)	Unconsolidated VIE
(2)	Loans are collateralized by membership interests in the members of the parent company.
(3)	Unsecured loan
(4)	The loans are collateralized by a first deed of trust in real property.
(5)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used; (ii) May 7, 2014 and (iii) the sale of the Walnut Hill Physicians Hospital. See Note 22—“Subsequent Events” for modifications to the Medistar Loan.
(6)	As of December 31, 2013, an affiliate of the Company had entered into purchase agreements to purchase the respective property under construction when the construction is completed.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the years ended December 31, 2013 and 2012. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of December 31, 2013 and 2012. Interest income earned on real estate-related notes receivables for the years ended December 31, 2013, 2012 and 2011 was $5,817,000, $692,000 and $0, respectively.

Unconsolidated Variable Interest Entities

As of December 31, 2013 and 2012, the Company had an aggregate of $44,580,000 and $8,819,000, respectively, of receivables from unconsolidated VIEs, which consisted of real estate-related notes receivables. Outstanding balances of assets, liabilities and maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013				December 31, 2012
Variable Interest in Unconsolidated VIEs	Assets		Liabilities	Maximum Exposure to Loss	Assets	Liabilities	Maximum Exposure to Loss
Walnut Hill Property Company Loan	$20,327	(1)	$—	$20,327	$8,305	$—	$8,305
Bay Area Preferred Equity Loan	23,247	(2)	—	23,247	—	—	—
MM Peachtree Holdings	514		—	514	514	—	514
Landmark Loan	492	(3)	—	492	—	—	—

	$44,580		$—	$44,580	$8,819	$—	$8,819

(1)	As of December 31, 2013, the Company’s variable interest in the Walnut Hill Property Company Loan consisted of the loan’s principal balance of $20,000,000 and origination costs of $327,000.
(2)	As of December 31, 2013, the Company’s variable interest in the Bay Area Preferred Equity Loan consisted of the loan’s principal balance of $22,500,000 and origination costs of $747,000.
(3)	As of December 31, 2013, the Company’s variable interest in the Landmark Loan consisted of the loan’s principal balance of $616,000 and commitment fees of $124,000.

The Company’s maximum risk of loss associated with these variable interest lending activities is limited to these amounts. The Company may be subject to additional losses to the extent of any receivables relating to future funding.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2013, the weighted average remaining lease term was 11.4 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2013 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2014	$73,289
2015	74,648
2016	75,015
2017	75,920
2018	77,352
Thereafter	591,754

$967,978

Note 8—Notes Payable

The Company had $201,177,000 and $156,847,000 outstanding in notes payable collateralized by real estate assets as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the Company had eight fixed rate notes payable in the aggregate amount of $137,049,000 and three variable rate notes payable in the aggregate amount of $64,128,000 that were fixed through interest rate swap agreements, with interest rates ranging from 3.86% to 5.93%. As of December 31, 2013, the notes payable weighted average interest rate was 4.91% and mature on various dates from August 2016 through April 2022.

The principal payments due on the notes payable as of December 31, 2013 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
2014	$3,590	$—	$3,590
2015	3,880	—	3,880
2016	3,813	13,488	17,301
2017	3,189	74,336	77,525
2018	1,215	45,403	46,618
Thereafter	3,641	48,622	52,263

	$19,328	$181,849	$201,177

Note 9—Credit Facility

As of December 31, 2013, the aggregate maximum principal amount committed under the secured credit facility with KeyBank National Association, or the KeyBank Credit Facility, was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and $55,000,000 in term loans, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the acquisition of real estate investments, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $350,000,000 under certain circumstances.

As of December 31, 2013, the annual interest rate payable under the KeyBank Credit Facility was, at the Operating Partnership’s option, either (a) the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 2.25% to 3.00%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.00% to 1.75%, which is determined based on the overall leverage of the Operating Partnership. In addition, the Company is required to pay a fee on the unused portion of the lender’s commitments under the KeyBank Credit Facility of 0.30% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.20% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

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

The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company believes it was in compliance with all financial covenant requirements at December 31, 2013.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the collateral pool. As of December 31, 2013, the Company had drawn down $152,000,000 under the KeyBank Credit Facility and had an aggregate borrowing base availability of $31,369,000.

Note 10—Stock-Based Compensation

On March 18, 2011, the Company adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the 2010 Plan, pursuant to which the Company has the authority to grant restricted and deferred stock awards to persons eligible under the 2010 Plan. The Company authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock which are not expected to vest are charged to compensation expense in the period paid.

On July 2, 2013, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.00 per share, the per share price of shares sold in the Offering. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2013 and 2012, there was $182,000 and $163,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.20 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2013 and 2012, the fair value of the nonvested shares of restricted common stock was $232,500 and $202,500, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2012 and the changes for the year ended December 31, 2013 is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	20,250	$10.00
Vested	(6,000)	$10.00
Granted	9,000	$10.00

Nonvested at December 31, 2013	23,250	$10.00

Stock-based compensation expense for the years ended December 31, 2013, 2012 and 2011 was $71,000, $51,000 and $26,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Note 11—Intangible Lease Liabilities, Net

Intangible lease liabilities, net consisted of the following as of December 31, 2013 and 2012 (amounts in thousands):

	December 31,
	2013	2012
Below-market leases, net of accumulated amortization of $6,501 and $2,583 as of December 31, 2013 and 2012, respectively (with a weighted average remaining life of 18.5 years and 18.2 years as of December 31, 2013 and 2012, respectively)	$53,962	$54,022

Amortization of below-market leases for the years ended December 31, 2013, 2012 and 2011 was $3,918,000, $2,542,000 and $40,000, respectively. Amortization of below-market leases is recorded to rental income in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization of below-market leases as of December 31, 2013 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2014	$4,004
2015	4,004
2016	3,820
2017	3,581
2018	3,581
Thereafter	34,972

$53,962

Note 12—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2013, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 13—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. The affiliated Dealer-Manager of the Company receives a selling commission of up to 7.0% of gross offering proceeds. In addition, the Dealer-Manager receives up to 2.75% of gross offering proceeds as a dealer-manager fee. The Dealer-Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid the Dealer-Manager approximately $47,499,000, $15,538,000 and $2,816,000 for the years ended December 31, 2013, 2012 and 2011, respectively, for selling commissions and dealer-manager fees.

Organization and offering expenses may be paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the years ended December 31, 2013, 2012 and 2011, the Company reimbursed $9,654,000, $2,999,000 and $419,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering costs are reported in the accompanying consolidated statements of stockholders’ equity.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $10,822,000, $5,835,000 and $323,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the years ended December 31, 2013, 2012 and 2011, the Company paid $1,016,000, $0 and $0, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. In order to improve operating cash flows and the ability to pay distributions from operating cash flows, the Advisor agreed to waive certain fees, including asset management fees incurred for the period. For the years ended December 31, 2013 and 2012, the Advisor recognized $2,343,000 and $133,000, respectively, in asset management fees, and waived irrevocably, without recourse, $2,339,000 and $1,112,000, respectively, of such fees. For the year ended December 31, 2011, the Company incurred $146,000 in asset management fees, all of which were deferred by the Advisor because the Company’s modified funds from operations did not exceed its distributions. Because the Advisor waived certain fees, cash flow from operations that would have been paid to the Advisor was available to pay distributions to stockholders. The Advisor may discontinue waiving asset management fees in the future at its discretion.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the years ended December 31, 2013, 2012 and 2011, the Advisor incurred $1,005,000, $662,000 and $203,000, respectively, in indirect operating expenses on the Company’s behalf. For years ended December 31, 2013, 2012 and 2011, the Advisor waived $0, $382,000 and $203,000, respectively, of its indirect operating expenses it incurred on behalf of the Company, without recourse. The indirect operating expenses waived by the Advisor consisted of administrative service expense, including payroll-related expenses.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of December 31, 2013, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of December 31, 2013, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the years ended December 31, 2013, 2012 and 2011, the Company incurred $1,470,000, $561,000 and 34,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of December 31, 2013 and 2012 (amounts in thousands):

Entity	Fee	December 31,
		2013	2012
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$1	$3
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	102	278
Carter Validus Real Estate Management Services, LLC	Property management fees	105	63
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	235	121
Carter/Validus Advisors, LLC and its affiliates	Offering costs	253	5,209

		$696	$5,674

Note 14—Business Combinations

During the year ended December 31, 2013, the Company completed 12 acquisitions (nine medical facilities and three data centers) that were determined to be business combinations, comprised of 12 buildings with an aggregate 696,000 square feet of gross leasable area. The aggregate purchase price of the acquisitions determined to be business combinations was $187,602,000, plus closing costs.

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2013 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2013, the Company recognized $9,830,000 of revenues and net loss of $795,000 for business combinations in 2013. In addition, during the year ended December 31, 2013, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $5,138,000 related to acquisitions determined to be business combinations, which are included in the accompanying consolidated statements of comprehensive income (loss).

The following table summarizes management’s allocation of the fair value of the 12 acquisitions determined to be business combinations for the year ended December 31, 2013 (amounts in thousands):

Total
Land	$15,910
Buildings and improvements	151,648
In-place leases	19,963
Tenant improvements	2,869
Ground leasehold asset	1,105

Total assets acquired	191,495

Below-market leases	(3,893)

Total liabilities acquired	(3,893)

Net assets acquired	$187,602

Assuming the business combinations described above had occurred on January 1, 2012, pro forma revenues, net income and net income attributable to the Company would have been as follows for the 12 month periods below (amounts in thousands, unaudited):

	For the Year Ended December 31,
	2013	2012
Pro forma basis (unaudited):
Revenues	$72,016	$67,055
Net income	$28,287	$24,718
Net income attributable to the Company	$25,947	$22,225

The pro forma results are not necessarily indicative of the operating results that would have been obtained had the business combinations occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 15—Segment Reporting

The Company aggregates data centers and medical facilities into two operating segments for reporting purposes. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers as of December 31, 2013.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fee, interest expense and interest income. The Company believes that segment profit serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.

Interest expense, other income, depreciation and amortization and other expenses are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, real estate-related notes receivables and other assets not attributable to individual properties.

Summary information for the reportable segments during the years ended December 31, 2013, 2012 and 2011, are as follows (amounts in thousands):

	Data Centers	Medical Facilities	For the Year Ended December 31, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$40,655	$21,827	$62,482
Expenses:
Rental and parking expenses	10,458	1,457	11,915

Segment net operating income	$30,197	$20,370	$50,567

Revenue:
Real estate-related notes receivables interest income			5,817
Expenses:
General and administrative expenses			2,458
Acquisition related expenses			5,615
Asset management fees			2,343
Depreciation and amortization			18,749

Income from operations			27,219
Other income (expense):
Interest and other income (expense)			53
Interest expense			(12,593)

Consolidated net income			$14,679

	Data Centers	Medical Facilities	For the Year Ended December 31, 2012
Revenue:
Rental, parking and tenant reimbursement revenue	$23,471	$4,283	$27,754
Expenses:
Rental and parking expenses	6,792	274	7,066

Segment net operating income	$16,679	$4,009	$20,688

Revenue:
Real estate-related notes receivables interest income			692
Expenses:
General and administrative expenses			1,039
Acquisition related expenses			11,474
Asset management fees			133
Depreciation and amortization			8,080

Income from operations			654
Other income (expense):
Interest and other income (expense)			(34)
Interest expense			(6,260)

Consolidated net loss			$(5,640)

	Data Centers	Medical Facilities	For the Year Ended December 31, 2011
Revenue:
Rental, parking and tenant reimbursement revenue	$1,345	$—	$1,345
Expenses:
Rental and parking expenses	96	—	96

Segment net operating income	$1,249	$—	$1,249

Revenue:
Real estate-related notes receivables interest income			—
Expenses:
General and administrative expenses			529
Acquisition related expenses			1,084
Asset management fees			146
Depreciation and amortization			517

Loss from operations			(1,027)
Other income (expense):
Interest and other income (expense)			1
Interest expense			(413)

Consolidated net loss			$(1,439)

Assets by reportable segments as of December 31, 2013 and 2012 are as follows (amounts in thousands):

	December 31,
	2013	2012
Assets by segment:
Data centers	$639,009	$295,021
Medical facilities	358,584	158,743
All other	67,071	30,033

Total assets	$1,064,664	$483,797

Capital additions by reportable segments for the years ended December 31, 2013 and 2012 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2013	2012
Capital additions by segment:
Data centers	$348,336	$219,266
Medical facilities	200,700	147,344
All other	—	—

Total capital additions	$549,036	$366,610

Note 16—Fair Value

Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $139,142,000 and $121,724,000 as of December 31, 2013 and December 31, 2012, respectively. The carrying value of the notes payable—fixed rate was $137,049,000 and $119,269,000 as of December 31, 2013 and December 31, 2012, respectively.

Notes payable—Variable and KeyBank Credit Facility—The carrying value of the notes payable—variable was $64,128,000 and $37,578,000 as of December 31, 2013 and December 31, 2012, respectively, which approximates its fair value. The carrying value of the KeyBank Credit Facility was $152,000,000 and $55,500,000 as of December 31, 2013 and December 31, 2012, respectively.

Real estate-related notes receivables—The estimated fair value of the real estate-related notes receivables was $58,176,000 million and $27,664,000 million as of December 31, 2013 and 2012, respectively, as compared to the carrying value of $54,080,000 million and $23,711,000 million as of December 31, 2013 and 2012, respectively. The fair value of the Company’s real estate-related notes receivable is estimated using quoted prices and observable inputs from similar instruments (Level 2).

Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2013, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012 (amounts in thousands):

	December 31, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$644	$—	$644
Liabilities:
Derivative liabilities	$—	$(44)	$—	$(44)

	December 31, 2012
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$(963)	$—	$(963)

Note 17—Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2013, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2013 and 2012, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $1,092,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				December 31,
				2013			2012
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)
Interest rate swap	Other assets/Accounts payable and other liabilities	10/12/2012 to 12/10/2013	10/11/2017 to 12/10/2018	$119,128	$644	$(44)	$75,100	$—	$(963)

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

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), or OCI, in the accompanying consolidated statements of comprehensive income (loss).

The table below summarizes the amount of income or losses recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2013 and 2012 (amounts in thousands):

	For the Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2013	2012
Amount of gain (loss) recognized in OCI on derivatives (effective portion)	$825	$(1,011)
Amounts reclassified from accumulated other comprehensive income (loss) (effective portion)	$738	$48

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2013, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $66,000. As of December 31, 2013, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2013 and December 31, 2012 (amounts in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Collateral	Cash Collateral
December 31, 2013	$644	$—	$644	$—	$—	$644

December 31, 2012	$—	$—	$—	$—	$—	$—

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Collateral	Cash Collateral
December 31, 2013	$44	$—	$44	$—	$—	$44

December 31, 2012	$963	$—	$963	$—	$—	$963

The Company reports derivatives in the accompanying consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 18—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 (amounts in thousands):

	Unrealized Income (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(963)	$(963)
Other comprehensive income before reclassification	825	825
Amounts reclassified from accumulated other comprehensive income to net income (effective portion)	738	738

Other comprehensive income	1,563	1,563

Balance as of December 31, 2013	$600	$600

The following table presents reclassifications out of accumulated other comprehensive loss for the year ended December 31, 2013 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income	Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
Interest rate swap contracts	$738	Interest expense

	$738

Note 19—Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
Character of Distributions:	2013	2012	2011
Ordinary dividends	61.48%	19.78%	—
Nontaxable distributions	38.52%	80.22%	100.00%

Total	100.00%	100.00%	100.00%

The Company has concluded that there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2013, 2012 and 2011. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2013, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2010.

Note 20—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue; the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 21—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2013 and 2012. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2013
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$21,630	$17,846	$15,578	$13,245
Expenses	(11,587)	(10,280)	(9,938)	(9,275)

Income from operations	10,043	7,566	5,640	3,970
Other expense	(3,515)	(3,119)	(3,118)	(2,788)

Consolidated net income	6,528	4,447	2,522	1,182

Less: Net income attributable to noncontrolling interests in consolidated partnership	(584)	(597)	(521)	(319)

Net income attributable to the Company	$5,944	$3,850	$2,001	$863

Net income per common share attributable to common stockholders:
Basic	$0.09	$0.08	$0.06	$0.04

Diluted	$0.09	$0.08	$0.06	$0.04

Weighted average number of common shares outstanding:
Basic	63,815,605	46,757,918	33,830,429	23,938,747

Diluted	63,830,305	46,774,585	33,844,471	23,954,477

	2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$10,944	$7,428	$5,498	$4,576
Expenses	(11,423)	(7,450)	(4,189)	(4,730)

(Loss) income from operations	(479)	(22)	1,309	(154)
Other expense	(2,416)	(1,509)	(1,203)	(1,166)

Consolidated net (loss) income	(2,895)	(1,531)	106	(1,320)

Less: Net income attributable to noncontrolling interests in consolidated partnerships	(759)	(685)	(768)	152

Net loss attributable to the Company	$(3,654)	$(2,216)	$(662)	$(1,168)

Net loss per common share attributable to common stockholders:
Basic	$(0.22)	$(0.20)	$(0.09)	$(0.29)

Diluted	$(0.22)	$(0.20)	$(0.09)	$(0.29)

Weighted average number of common shares outstanding:
Basic	16,989,505	11,341,730	7,233,405	4,076,195

Diluted	16,989,505	11,341,730	7,233,405	4,076,195

Note 22—Subsequent Events

Distributions Paid

On January 2, 2014, the Company paid aggregate distributions of $4,150,000 ($2,122,000 in cash and $2,028,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from December 1, 2013 through December 31, 2013. On February 3, 2014, the Company paid aggregate distributions of $4,512,000 ($2,291,000 in cash and $2,221,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from January 1, 2014 through January 31, 2014. On March 3, 2014, the Company paid aggregate distributions of $4,580,000 ($2,302,000 in cash and $2,278,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from February 1, 2014 through February 28, 2014.

Distributions Declared

On each of January 7, 2014 and March 3, 2014, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2014 and ending on May 31, 2014. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in March 2014, April 2014 and May 2014 will be paid in April 2014, May 2014 and June 2014, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Loan Agreement for Lubbock Heart Hospital

On January 27, 2014, in connection with the acquisition of the Lubbock Heart Hospital, the Company, through a wholly-owned subsidiary, entered into a loan agreement with Texas Capital Bank, National Association to obtain a loan in the principal amount of $20,466,000. The loan agreement provides for (i) a 30 day LIBOR plus 335 basis points; (ii) a maturity date of January 26, 2019, subject to the Company’s right to two 12-month extensions; and (iii) prepayment in whole at any time during the term of the loan.

Walnut Hill Medical Center

On February 25, 2014, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a hospital, or the Walnut Hill Medical Center, located in Dallas, Texas, for a purchase price of $98,486,000, plus closing costs. The Walnut Hill Medical Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro forma information. In connection with the Company’s acquisition of the Walnut Hill Medical Center, the borrowers repaid, in full, the outstanding balance of the Walnut Hill Property Company Loan.

Loan Agreement for Walnut Hill Medical Center

On February 25, 2014, in connection with the acquisition of the Walnut Hill Medical Center, the Company, through a wholly-owned subsidiary, entered into a loan agreement with Capital One, National Association and Premier Bank Texas, or the Walnut Hill Loan Agreement, to obtain an aggregate principal amount of $34,000,000. The loan agreement provides for a 30 day LIBOR plus 400 basis points with a maturity date of February 25, 2019. Coincident with the entry into the Walnut Hill Loan Agreement, the Company entered into an interest rate swap agreement with Capital One, National Association to effectively fix the variable interest rate on the loan at 6.195% per annum. The term of the swap agreement is co-terminus with the loan.

Loan Agreement for AT&T California Data Center

On February 26, 2014, in connection with the acquisition of the AT&T California Data Center, the Company, through a wholly-owned subsidiary, entered into a loan agreement with Bank of America, National Association, Cadence Bank, National Association and SunTrust Bank to obtain an aggregate principal amount of

$74,000,000. The loan agreement provides for a 30 day LIBOR plus 225 basis points with a maturity date of February 26, 2019. As of March 14, 2014, the outstanding balance of the loan was $37,000,000. The Company has the option to draw down additional funds until August 26, 2014. On February 27, 2014, the Company entered into interest rate swap agreements with Bank of America, National Association and Cadence Bank, National Association for $24,500,000 and $12,500,000, respectively, to effectively fix the variable interest rate on the loan at 3.82375% per annum. The terms of the swap agreements are co-terminus with the loan.

Medistar Loan

On March 4, 2014, the Company modified the Medistar Loan (previously referred to as the Walnut Hill Bridge Loan) to extend the maturity date to the earlier to occur of: (i) the sale or refinancing of the property under construction for which the proceeds from the loan were used and (ii) December 31, 2014. As of December 31, 2013, the outstanding principal balance of the Medistar Loan was $9,500,000. As of December 31, 2013, an affiliate of the Company had entered into a purchase agreement to purchase the property under construction when the construction is completed.

Cypress Pointe Surgical Hospital

On March 14, 2014, the Company, through its wholly-owned subsidiary, completed the acquisition of a 63,000 square foot medical facility, or the Cypress Pointe Surgical Hospital, located in Hammond, Louisiana, for a purchase price of $25,200,000, plus closing costs. The Cypress Pointe Surgical Hospital is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore, impractical to provide pro forma information.

Increase in Borrowing Base Availability Under the KeyBank Credit Facility

On March 14, 2014, the Company added the Cypress Pointe Surgical Hospital to the collateral pool of the KeyBank Credit Facility, which increased the borrowing base availability under the KeyBank Credit Facility by approximately $13,922,000. As of March 14, 2014, the Company’s borrowing base availability under the KeyBank Credit Facility was $197,290,000 and the outstanding balance under the KeyBank Credit Facility was $55,000,000.

Status of the Offering

As of March 14, 2014, the Company had received and accepted subscriptions for 96,964,000 shares of the Company’s common stock, or $963,696,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of March 14, 2014, the Company had approximately 78,036,000 shares of common stock remaining in the Offering.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION

December 31, 2013

(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2013(b)			Accumulated Depreciation(c)	Date Acquired
Property Description	Location	Encumbrances		Land	Improvements		Land	Improvements	Total
Richardson Data Center	Richardson, TX	$14,889		$449	$30,213	$(18)	$449	$30,195	$30,644	$2,775	07/14/2011
180 Peachtree Data Center(d)	Atlanta, GA	53,747		4,280	110,728	990	4,280	111,718	115,998	8,419	01/03/2012
St. Louis Surgical Center	Creve Coeur, MO	6,123		808	8,748	—	808	8,748	9,556	598	02/09/2012
Northwoods Data Center	Norcross, GA	3,137		572	4,728	4	572	4,732	5,304	306	03/14/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	7,749	—	1,904	7,749	9,653	750	03/30/2012
Southfield Data Center	Southfield, MI	—	(a)	736	6,514	443	736	6,957	7,693	540	05/25/2012
HPI Integrated Medical Facility	Oklahoma City, OK	5,835		789	8,752	—	789	8,752	9,541	434	06/28/2012
Texas Data Center Portfolio	Dallas/Ft. Worth, TX	—	(a)	7,110	61,395	—	7,110	61,395	68,505	3,067	08/16/2012
Baylor Medical Center	Dallas, TX	20,318		4,012	28,207	1	4,012	28,208	32,220	1,167	08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	18,294	3	1,798	18,297	20,095	673	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	16,505		1,992	26,162	4	1,992	26,166	28,158	884	10/22/2012
Philadelphia Data Center	Philadelphia, PA	33,225		6,688	59,627	—	6,688	59,627	66,315	2,293	11/13/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,439	11	503	4,450	4,953	162	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	40,956	—	2,936	40,956	43,892	1,145	12/28/2012
Grapevine Hospital	Grapevine, TX	13,773		962	22,712	72	962	22,784	23,746	594	02/25/2013
Raleigh Data Center	Morrisville, NC	—	(a)	1,909	19,302	—	1,909	19,302	21,211	604	03/21/2013
Andover Data Center	Andover, MA	—	(a)	2,279	11,006	—	2,279	11,006	13,285	391	03/28/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	4,040	—	335	4,040	4,375	88	05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	4,336	—	304	4,336	4,640	72	06/11/2013
Leonia Data Center	Leonia, NJ	—	(a)	3,406	11,354	—	3,406	11,354	14,760	242	06/26/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	22,303	—	322	22,303	22,625	356	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,700	—	—	4,700	4,700	67	07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	6,320		—	10,284	—	—	10,284	10,284	108	08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	8,776	1	904	8,777	9,681	114	08/23/2013
Victory Medical Center Landmark	San Antonio, TX	—	(a)	3,440	29,477	3	3,440	29,480	32,920	314	08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	20,485	—	1,740	20,485	22,225	176	09/06/2013
AT&T Wisconsin Data Center	Waukesha, WI	—	(a)	2,130	50,848	1	2,130	50,849	52,979	515	09/26/2013
AT&T Tennessee Data Center	Brentwood, TN	27,305		18,405	93,081	—	18,405	93,081	111,486	451	11/12/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	26,357	—	—	26,357	26,357	92	11/27/2013
AT&T California Data Center	San Diego, CA	—		17,590	119,673	—	17,590	119,673	137,263	197	12/17/2013
Lubbock Heart Hospital	Lubbock, TX	—		3,749	36,251	—	3,749	36,251	40,000	46	12/20/2013

		$201,177		$92,052	$911,497	$1,515	$92,052	$913,012	$1,005,064	$27,640

(a)	Property collateralized under the KeyBank Credit Facility. As of December 31, 2013, 19 commercial properties were collateralized under the KeyBank Credit Facility and the Company had $152,000,000 outstanding thereunder. The Texas Data Center Portfolio consists of two data center properties: the Plano Data Center and the Arlington Data Center.
(b)	The aggregated cost for federal income tax purposes is approximately $851,020,000.
(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, tenant improvements and lease intangibles are amortized over the respective lease term, and improvements are depreciated over 15-40 years.
(d)	As of December 31, 2013, the Company controlled one property through a consolidated partnership consisting of $4,280,000 in land and $111,718,000 in acquired intangible assets and building and improvements with accumulated depreciation of $8,419,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

(CONTINUED)

December 31, 2013

(in thousands)

	2013	2012	2011
Real Estate
Balance at beginning of year	$452,155	$30,660	$—
Additions:
Acquisitions	544,971	420,429	30,660
Acquisition fees and expenses capitalized	7,489	—	—
Improvements	449	1,066	—

Balance at end of year	$1,005,064	$452,155	$30,660

Accumulated depreciation
Balance at beginning of year	$(8,732)	$(517)	$—
Depreciation and amortization	(18,749)	(8,080)	(517)
Above-market lease	(159)	(135)	—

Balance at end of year	$(27,640)	$(8,732)	$(517)

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE IV

MORTGAGE LOANS ON REAL ESTATE

December 31, 2013

(in thousands)

Mortgage Loans Receivable	Description	Location	Interest Rate as of December 31, 2013	Final Maturity Date	Periodic Payment Terms (A)	Prior Liens	Outstanding Face Amount of Mortgages	Carrying Amount of Mortgages
Medistar Loan	Hospital	Houston, TX	8.0%	**	I	None	9,500	9,500
Landmark Loan	Hospital	Savannah, GA	9.0%	12/17/2015	I	None	616	492

							$10,116	$9,992

(A)	I = Interest only.
**	The Medistar Loan matures upon the earlier to occur of (i) the sale or refinancing of the property under construction; (ii) May 7, 2014 and (iii) the sale of the Walnut Hill Physicians Hospital. See Note 22—“Subsequent Events” for modifications to the Medistar Loan.

The following shows changes in the carrying amounts of mortgage loans receivable during the period:

	2013	2012	2011
Balance, beginning of period	$—	$—	$—
Additions:
New mortgage loans	10,116	—	—
Capitalized loan origination costs	12	—	—
Amortization of commitment fees and capitalized loan origination costs	5	—	—
Deductions:
Principal payments of mortgage loans	—	—	—
Commitment fees, net of loan origination costs	(141)	—	—

Balance, end of period	$9,992	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 19, 2014	By	/s/ JOHN CARTER
John Carter
Chief Executive Officer and President

Date: March 19, 2014	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN CARTER John Carter	Chief Executive Officer, President and Chairman of Board of Directors (Principal Executive Officer)	March 19, 2014

/S/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	March 19, 2014

/S/ MARIO GARCIA, JR. Mario Garcia, Jr.	Director	March 19, 2014

/S/ JONATHAN KUCHIN Jonathan Kuchin	Director	March 19, 2014

/S/ RANDALL GREENE Randall Greene	Director	March 19, 2014

/S/ RONALD RAYEVICH Ronald Rayevich	Director	March 19, 2014

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2013 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

1.1	Dealer Manager Agreement by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.1	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.2	Distribution Reinvestment Plan (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.3	Multi Product Subscription Agreement (included as Appendix F to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.4	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.5	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

5.1	Opinion of Venable LLP as to legality (incorporated by reference to Exhibit 5.1 to the Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission No. 333-165643, filed November 16, 2010)

8.1	Opinion of Morris, Manning & Martin, LLP as to tax matters (incorporated by reference to Exhibit 8.1 to the Registrant’s Post-Effective Amendment No. 1 to Registration Statement on Form S-11, Commission No. 333-165643, filed April 4, 2011)

10.1	Dealer Manager Agreement, dated November 15, 2010 by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (included as Exhibit 1.1 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

Exhibit No:

10.2	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference)

10.3	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

10.4	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated by reference herein)

10.5	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

10.6	Joinder Agreement by HC–1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2013, and incorporated herein by reference)

10.7	Joinder Agreement by Green Wellness Investors, LLLP to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on January 4, 2013, and incorporated herein by reference)

10.8	Assignment of Leases and Rents by Green Wellness Investors, LLLP to KeyBank National Association, dated December 28, 2012 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2013, and incorporated herein by reference)

10.9	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Green Wellness Investors, LLLP, as Grantor, to KeyBank National Association, as Agent, dated December 28, 2012 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on January 4, 2013, and incorporated herein by reference)

10.10	First Amendment to First Amended and Restated Credit Agreement and Amendment to Unconditional Guaranty of Payment and Performance, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated March 15, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.11	Term Loan Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.12	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated March 15, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on March 19, 2013, and incorporated herein by reference)

10.13	Joinder Agreement by HC-239 S. Mountain Boulevard Management, LLC to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 12, 2013, and incorporated herein by reference)

10.14	Joinder Agreement by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 12, 2013, and incorporated herein by reference)

Exhibit No:

10.15	Assignment of Leases and Rents by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, dated June 6, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on June 12, 2013, and incorporated herein by reference)

10.16	Open-End Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by HC-239 S. Mountain Boulevard, LP, as Mortgagor, to KeyBank National Association, as Agent, dated June 6, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on June 12, 2013, and incorporated herein by reference)

10.17	Second Amendment to First Amended and Restated Credit Agreement, by and among CVOP, CVOP’s affiliates and the lenders party thereto, dated June 11, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on June 12, 2013, and incorporated herein by reference)

10.18	Joinder Agreement by HC–2257 Karisa Drive, LLC to KeyBank National Association, as Agent, dated June 24, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on June 26, 2013, and incorporated herein by reference)

10.19	Assignment of Leases and Rents by HC–2257 Karisa Drive, LLC to KeyBank National Association, dated June 24, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on June 26, 2013, and incorporated herein by reference)

10.20	Mortgage and Security Agreement by HC–2257 Karisa Drive, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated June 24, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on June 26, 2013, and incorporated herein by reference)

10.21	Joinder Agreement by DC-2 Christie Heights, LLC to KeyBank National Association, as Agent, dated July 26, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 1, 2013, and incorporated herein by reference)

10.22	Assignment of Leases and Rents by DC-2 Christie Heights, LLC to KeyBank National Association, dated July 26, 2013(included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 1, 2013, and incorporated herein by reference)

10.23	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by DC-2 Christie Heights, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated July 26, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 1, 2013, and incorporated herein by reference)

10.24	Third Amendment to First Amended and Restated Credit Agreement and Amendment to Other Loan Documents, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the guarantors and lenders party thereto, dated August 9, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.25	Term Loan Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated August 9, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.26	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Capital One, National Association, dated August 9, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.27	Term Loan Note from Carter/Validus Operating Partnership, LP to Bank of America, N.A., dated August 9, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.28	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Bank of America, N.A., dated August 9, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

Exhibit No:

10.29	Term Loan Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated August 9, 2013 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.30	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A., dated August 9, 2013 (included as Exhibit 10.7 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.31	Term Loan Note from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A., dated August 9, 2013 (included as Exhibit 10.8 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.32	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A., dated August 9, 2013 (included as Exhibit 10.9 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.33	Term Loan Note from Carter/Validus Operating Partnership, LP to SunTrust Bank, dated August 9, 2013 (included as Exhibit 10.10 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.34	Revolving Credit Note from Carter/Validus Operating Partnership, LP to SunTrust Bank, dated August 9, 2013 (included as Exhibit 10.11 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.35	Term Loan Note from Carter/Validus Operating Partnership, LP to Eastern Bank, dated August 9, 2013 (included as Exhibit 10.12 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.36	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Eastern Bank, dated August 9, 2013 (included as Exhibit 10.13 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.37	Term Loan Note from Carter/Validus Operating Partnership, LP to Synovus Bank, dated August 9, 2013 (included as Exhibit 10.14 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.38	Revolving Credit Note from Carter/Validus Operating Partnership, LP to Synovus Bank, dated August 9, 2013 (included as Exhibit 10.15 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.39	Term Loan Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated August 9, 2013 (included as Exhibit 10.16 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.40	Revolving Credit Note from Carter/Validus Operating Partnership, LP to KeyBank National Association, dated August 9, 2013 (included as Exhibit 10.17 to our Current Report on Form 8-K filed on August 9, 2013, and incorporated herein by reference)

10.41	Joinder Agreement by HC-1946 Town Park Boulevard, LLC to KeyBank National Association, as Agent, dated August 28, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 4, 2013, and incorporated herein by reference)

10.42	Joinder Agreement by Green Medical Investors, LLLP to KeyBank National Association, dated August 28, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 4, 2013, and incorporated herein by reference)

10.43	Amended and Restated Assignment of Leases and Rents by Green Wellness Investors, LLLP and Green Medical Investors, LLLP, collectively as Assignor, to KeyBank National Association, as Agent, dated August 28, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 4, 2013, and incorporated herein by reference)

Exhibit No:

10.44	Amended and Restated Open-end Mortgage, assignment of Leases and Rents, Security Agreement and Fixture Filings by Green Wellness Investors, LLLP, as Fee Mortgagor, Green Medical Investors, LLLP, as Leasehold Mortgagor, to KeyBank National Association, as Mortgagee, dated August 28, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 4, 2013, and incorporated herein by reference)

10.45	Joinder Agreement by HC-5330 N. Loop 1604 West, LLC to KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.46	Assignment of Leases and Rents by HC-5330 N. Loop 1604 West, LLC to KeyBank National Association, dated September 19, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.47	Deed of Trust, Security Agreement and Assignment of Leases and Rents by HC-5330 N. Loop 1604 West, LLC, as Grantor, to Gary S. Farmer, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.48	Joinder Agreement by HC-10323 State Highway 151, LLC to KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.4 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.49	Assignment of Leases and Rents by HC-10323 State Highway 151, LLC to KeyBank National Association, dated September 19, 2013 (included as Exhibit 10.5 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.50	Deed of Trust, Security Agreement and Assignment of Leases and Rents by HC-10323 State Highway 151, LLC, as Grantor, to Gary S. Farmer, as Trustee, for the benefit of KeyBank National Association, as Agent, dated September 19, 2013 (included as Exhibit 10.6 to our Current Report on Form 8-K filed on September 20, 2013, and incorporated herein by reference)

10.51	Joinder Agreement by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, as Agent, dated September 26, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference)

10.52	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, dated September 26, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on October 2, 2013, and incorporated herein by reference)

10.53	Joinder Agreement by HC-3436 Masonic Drive, LLC to KeyBank National Association, as Agent, dated October 2, 2013 (included as Exhibit 10.1 to our Current Report on Form 8-K filed on October 4, 2013, and incorporated herein by reference)

10.54	Assignment of Leases and Rents by HC-3436 Masonic Drive, LLC to KeyBank National Association, dated October 2, 2013 (included as Exhibit 10.2 to our Current Report on Form 8-K filed on October 4, 2013, and incorporated herein by reference)

10.55	Act of Leasehold Mortgage, Security Agreement and Assignment of Leases and Rents by HC-3436 Masonic Drive, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated October 2, 2013 (included as Exhibit 10.3 to our Current Report on Form 8-K filed on October 4, 2013, and incorporated herein by reference)

10.56	Purchase Agreement, dated September 27, 2013, between BellSouth Telecommunications, LLC and Carter Validus Properties, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on November 18, 2013, and incorporated herein by reference)

Exhibit No:

10.57	First Amendment to Purchase Agreement, dated October 30, 2013, between BellSouth Telecommunications, LLC and Carter Validus Properties, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on November 18, 2013, and incorporated herein by reference)

10.58	Second Amendment to Purchase Agreement, dated November 4, 2013, between BellSouth Telecommunications, LLC and Carter Validus Properties, LLC (included as Exhibit 10.3 to our Current Report on Form 8-K filed on November 18, 2013, and incorporated herein by reference)

10.59	Assignment of Real Estate Sale Contract, dated November 12, 2013, between Carter Validus Properties, LLC and DC-402 Franklin Road, LLC (included as Exhibit 10.4 to our Current Report on Form 8-K filed on November 18, 2013, and incorporated herein by reference)

10.60	Lease Agreement, dated November 12, 2013, between DC-402 Franklin Road, LLC, as Lessor, AT&T Services, Inc., as Lessee, and AT&T Teleholdings, Inc., as Guarantor (included as Exhibit 10.5 to our Current Report on Form 8-K filed on November 18, 2013, and incorporated herein by reference)

10.61	Purchase Agreement, dated November 22, 2013, between Pacific Bell Telephone Company, LLC and Carter Validus Properties, LLC (included as Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2013, and incorporated herein by reference)

10.62	Assignment of Real Estate Sale Contract, dated December 17, 2013, between Carter Validus Properties, LLC and DC-7337 Trade Street, LLC (included as Exhibit 10.2 to our Current Report on Form 8-K filed on December 19, 2013, and incorporated herein by reference)

10.63	Lease Agreement, dated December 17, 2013, between DC-7337 Trade Street, LLC, as Lessor, AT&T Services, Inc., as Lessee, and AT&T Teleholdings, Inc., as Guarantor (included as Exhibit 10.3 to our Current Report on Form 8-K filed on December 19, 2013, and incorporated herein by reference)

10.64*	Joinder Agreement, dated November 27, 2013, by HC-5101 Medical Drive, LLC, delivered to KeyBank National Association

10.65*	Assignment of Leases and Rents, dated November 27, 2013, by HC-5101 Medical Drive, LLC, to KeyBank National Association

10.66*	Deed of Trust, Security Agreement and Assignment of Leases and Rents by HC-5101 Medical Drive, LLC for the benefit of KeyBank National Association, dated November 27, 2013

21.1	List of Subsidiaries (incorporated by reference to Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission No. 333-165643, filed on November 16, 2010)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.