Form 10-Q
period 2014-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2014-05-12
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 8, 2014, there were 130,315,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

(in thousands, except share amounts)

	(Unaudited)
	March 31, 2014	December 31, 2013
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$98,007	$92,052
Buildings and improvements ($95,529 and $95,529 related to VIE)	908,139	791,574
Acquired intangible assets ($16,189 and $16,189 related to VIE)	143,379	121,438

	1,149,525	1,005,064
Less: accumulated depreciation and amortization ($9,509 and $8,419 related to VIE)	(35,946)	(27,640)

Total real estate, net ($106,489 and $107,579 related to VIE)	1,113,579	977,424
Cash and cash equivalents ($424 and $411 related to VIE)	151,570	7,511
Real estate-related notes receivables	37,920	54,080
Other assets ($4,410 and $3,968 related to VIE)	31,177	25,649

Total assets	$1,334,246	$1,064,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,561 and $53,746 related to VIE)	$291,598	$201,177
Credit facility	55,000	152,000
Accounts payable due to affiliates ($18 and $15 related to VIE)	2,733	696
Accounts payable and other liabilities ($1,345 and $1,411 related to VIE)	17,751	15,546
Intangible lease liabilities, less accumulated amortization of $7,504 and $6,501, respectively ($15,919 and $16,410 related to VIE)	54,202	53,962

Total liabilities	421,284	423,381
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 104,565,599 and 73,238,145 shares issued, respectively; 104,402,777 and 73,137,569 shares outstanding, respectively	1,044	731
Additional paid-in capital	921,411	641,019
Accumulated distributions in excess of earnings	(42,026)	(33,154)
Accumulated other comprehensive income	362	600

Total stockholders’ equity	880,791	609,196
Noncontrolling interests	32,171	32,087

Total equity	912,962	641,283

Total liabilities and stockholders’ equity	$1,334,246	$1,064,664

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2014 and 2013

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue:
Rental and parking revenue	$23,410	$10,621
Tenant reimbursement revenue	2,742	1,840
Interest income	1,151	784

Total revenue	27,303	13,245
Expenses:
Rental and parking expenses	3,741	2,314
General and administrative expenses	922	752
Acquisition related expenses	1,225	1,596
Asset management fees	2,366	854
Depreciation and amortization	8,267	3,759

Total expenses	16,521	9,275
Income from operations	10,782	3,970

Interest expense	4,151	2,788

Net income	6,631	1,182
Net income attributable to noncontrolling interests in consolidated partnerships	(645)	(319)

Net income attributable to the Company	$5,986	$863

Other comprehensive income (loss):
Unrealized loss on interest rate swaps	(626)	(219)
Reclassification of previous unrealized loss on interest rate swaps into net income	388	147

Other comprehensive loss	(238)	(72)
Comprehensive income attributable to the Company	$5,748	$791

Weighted average number of common shares outstanding:
Basic	86,518,155	23,938,747

Diluted	86,535,291	23,954,477

Net income per common share attributable to common stockholders:
Basic	$0.07	$0.04

Diluted	$0.07	$0.04

Distributions declared per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2014

(in thousands, except for share data)

(Unaudited)

				Accumulated	Accumulated
	Common Stock		Additional	Distributions	Other		Total
	No. of	Par	Paid in	in Excess	Comprehensive	Noncontrolling	Stockholders’
	Shares	Value	Capital	of Earnings	Income	Interests	Equity
Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$32,087	$641,283
Issuance of common stock	30,638,931	307	305,001	—	—	—	305,308
Vesting of restricted stock	1,500	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	687,025	7	6,520	—	—	—	6,527
Distributions to noncontrolling interests	—	—	—	—	—	(561)	(561)
Distributions declared to common stockholders	—	—	—	(14,858)	—	—	(14,858)
Commissions on sale of common stock and related dealer-manager fees	—	—	(28,794)	—	—	—	(28,794)
Other offering costs	—	—	(1,760)	—	—	—	(1,760)
Redemption of common stock	(62,248)	(1)	(596)	—	—	—	(597)
Purchase of noncontrolling interests	—	—	—	—	—	—	—
Stock-based compensation	—	—	21	—	—	—	21
Other comprehensive loss	—	—	—	—	(238)	—	(238)
Net income	—	—	—	5,986	—	645	6,631

Balance, March 31, 2014	104,402,777	$1,044	$921,411	$(42,026)	$362	$32,171	$912,962

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Three Months Ended March 31, 2014 and 2013

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$6,631	$1,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,267	3,759
Amortization of debt issue costs	530	225
Amortization of intangible lease liability	(1,003)	(906)
Amortization of origination costs and commitment fees	353	—
Amortization of intangible lease assets	40	40
Straight-line rent	(2,714)	(1,184)
Stock-based compensation	21	15
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(30)	2
Accounts payable due to affiliates	2,238	530
Other assets, net	(1,017)	422

Net cash provided by operating activities	13,316	4,085

Cash flows from investing activities:
Investment in real estate	(123,190)	(54,500)
Capital expenditures	(44)	(146)
Payments of real estate escrow deposits	(1,501)	(905)
Collections of real estate escrow deposits	944	1,273
Other deposits	—	(167)
Real estate-related notes receivables advances	(4,111)	(9,980)
Origination costs net of commitment fees related to real estate-related notes receivables	(82)	—

Net cash used in investing activities	(127,984)	(64,425)

Cash flows from financing activities:
Proceeds from notes payable	91,466	14,000
Payments on notes payable	(1,045)	(772)
Proceeds from credit facility	—	17,500
Payments of credit facility	(97,000)	(18,000)
Payments of deferred financing costs	(1,838)	(875)
Repurchase of common stock	(597)	(96)
Offering costs on issuance of common stock	(30,755)	(8,846)
Distributions to stockholders	(6,716)	(2,035)
Proceeds from issuance of common stock	305,308	75,846
Payments to escrow funds	(390)	(696)
Collection of escrow funds	855	768
Distributions to noncontrolling interests in consolidated partnerships	(561)	(775)

Net cash provided by financing activities	258,727	76,019

Net change in cash	144,059	15,679
Cash and cash equivalents—Beginning of period	7,511	4,377

Cash and cash equivalents—End of period	$151,570	$20,056

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$6,527	$1,617
Net unrealized loss on interest rate swap	$(238)	$(72)
Real estate-related notes receivables	$20,000	$—
Supplemental cash flow disclosures:
Interest paid	$3,285	$2,686

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2014

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and medical sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. The Company operates through two reportable segments – data centers and medical facilities.

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

On April 14, 2014, the Company filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the DRIP, or the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, the Company will not sell any shares under the Second DRIP until the Offering terminates on or before June 6, 2014.

As of March 31, 2014, the Company had issued approximately 104,534,000 shares of its common stock (including shares of common stock issued pursuant to the DRIP) in the Offering, for gross proceeds of approximately $1,039,139,000, before selling commissions and dealer-manager fees of approximately $94,647,000 and other offering costs of approximately $15,594,000. As of March 31, 2014, the Company had approximately 70,466,000 shares of common stock remaining in the Offering.

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

The Advisor acts as the Company’s advisor pursuant to an advisory agreement, as amended, or the Advisory Agreement. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis, identifying and making acquisitions and investments on the Company’s behalf and making recommendations as to dispositions of assets. The Company’s board of directors exercises its fiduciary duties in reviewing these recommendations and determining whether to approve or reject proposed transactions. The Advisor also provides asset management, marketing, investor relations and other administrative services on the Company’s behalf. The Advisory Agreement has a term of one-year and is reconsidered on an annual basis by the board of directors. The Company has no employees and relies upon the Advisor to provide substantially all services.

Carter Validus Real Estate Management Services, LLC, or the Property Manager, a wholly owned subsidiary of Carter/Validus REIT Investment Management Company, LLC, the Company’s sponsor, serves as the Company’s property manager. The Property Manager and SC Distributors, LLC, or SC Distributors, the affiliated dealer-manager of the Offering, receive compensation and fees for services related to the Offering and for the investment and management of the Company’s assets. These entities will receive fees during the offering, acquisition, operational and liquidation stages of the Offering.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2013 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 19, 2014.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Concentration of Credit Risk and Significant Leases

As of March 31, 2014, the Company had cash on deposit, including restricted cash, in 11 financial institutions, 10 of which had deposits in excess of current federally insured levels totaling $154.8 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

Based on leases in effect as of March 31, 2014, the Company owned real estate investments in 25 metropolitan statistical areas, or MSAs, (including one property owned through a consolidated partnership), three of which each accounted for 10.0% or more of rental revenue. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for an aggregate of 18.6% of rental revenue for the three months ended March 31, 2014, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 10.2% of rental revenue for the three months ended March 31, 2014 and one property located in the San Diego-Carlsbad, California area accounted for an aggregate of 12.9% of rental revenue for the three months ended March 31, 2014. Based on leases in effect as of March 31, 2013, the Company owned properties in three MSAs that each accounted for 10.0% or more of rental revenue. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for an aggregate of 28.4% of rental revenue for the three months ended March 31, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 23.7% of rental revenue for the three months ended March 31, 2013 and one property located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 14.9% of rental revenue for the three months ended March 31, 2013.

Based on leases in effect as of March 31, 2014, the Company had one tenant that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 27.2% of rental revenue for the three months ended March 31, 2014. Based on leases in effect as of March 31, 2013, leases with two tenants each accounted for 10.0% or more of rental revenue, as follows: the leases with Level 3 Communications, LLC accounted for 13.8% of rental revenue for the three months ended March 31, 2013 and the lease with Vanguard Group, Inc. accounted for 14.9% of rental revenue for the three months ended March 31, 2013.

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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the three months ended March 31, 2014, the Company received valid redemption requests related to approximately 62,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $597,000 (an average of $9.63 per share). During the three months ended March 31, 2013, the Company received valid redemption requests related to approximately 10,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $96,000 (an average of $9.60 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock as dividends are paid on non-vested restricted shares. For the three months ended March 31, 2014 and 2013, diluted earnings per share reflect the effect of approximately 17,000 shares and 16,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Recently Issued Accounting Pronouncements

In April 2014, the financial accounting standards board, or the FASB, issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid to unaffiliated parties will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the three months ended March 31, 2014 and 2013, acquisition fees and acquisition related costs totaled $4,277,000 and $1,596,000, respectively, which did not exceed 6.0% of the purchase price of the Company’s acquisitions during such period. Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. During the three months ended March 31, 2014 and 2013 the Company expensed approximately $1,225,000 and $1,596,000 in acquisition fees and expenses, respectively. During the three months ended March 31, 2014 and 2013, the Company capitalized approximately $3,067,000 and $0, respectively, in acquisition fees and expenses.

2014 Real Estate Investments

During the three months ended March 31, 2014, the Company completed three real estate acquisitions, of which two of the properties were determined to be business combinations in the amount of $44,700,000 and one property was determined to be an asset acquisition in the amount of $98,490,000, of which $16,037,000 was allocated to intangible assets, for an aggregate purchase price of $143,190,000, which is net of $4,000,000 in equity participation related to notes receivables. The aggregate purchase price of $143,190,000 was settled net of the outstanding balance of real estate-related notes receivables due to the Company of $20,000,000, which reduced the total cash paid to $123,190,000. In connection with the acquisition of one property, the Company obtained financing of $34,000,000 and the remaining balance of the purchase price was paid with cash proceeds from the Offering.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
In-place leases, net of accumulated amortization of $10,312 and $7,954, respectively (with a weighted average remaining life of 16.3 years and 14.6 years, respectively)	$128,925	$109,342
Above-market leases, net of accumulated amortization of $334 and $294, respectively (with a weighted average remaining life of 8.6 years and 8.6 years, respectively)	806	846
Ground lease interest, net of accumulated amortization of $89 and $78, respectively (with a weighted average remaining life of 62.5 years and 62.8 years, respectively)	2,689	2,700
Lease commissions, net of accumulated amortization of $25 and $21, respectively (with a weighted average remaining life of 13.1 years and 13.4 years, respectively)	199	203

	$132,619	$113,091

Note 5—Other Assets

Other assets consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Deferred financing costs, net of accumulated amortization of $2,280 and $1,750, respectively	$8,107	$6,800
Investments in unconsolidated partnerships	113	116
Accounts receivable	2,093	1,025
Straight-line rent receivable	10,615	7,902
Restricted cash held in escrow	5,941	6,388
Real estate escrow deposits	1,000	5
Derivative assets	587	644
Prepaid and other assets	2,721	2,769

	$31,177	$25,649

Note 6—Investment in Real Estate-Related Notes Receivables

As of March 31, 2014, the Company had investments in four real estate-related notes receivables, which are loans held for investment that the Company intends to hold to maturity. Accordingly, notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the related note receivable, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest. Interest income earned on real estate-related notes receivables for the three months ended March 31, 2014 and 2013 was $1,151,000 and $784,000, respectively.

As of March 31, 2014 and December 31, 2013, the aggregate balance on the Company’s investment in real estate-related notes receivables was $37,920,000 and $54,080,000, respectively. As of March 31, 2014, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 17.0% per annum and a weighted average interest rate of 13.8% per annum.

Real estate-related notes receivables consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

				Outstanding Balance as of
Real Estate-Related Notes Receivables	Interest Rate		Maturity Date	March 31, 2014	December 31, 2013
Bay Area Preferred Equity Loan (1),(3)	17.0	%(4)	11/30/18	$25,222	$23,247
Walnut Hill Property Company Loan (1),(5)	10.0%		02/28/18	—	20,327
Medistar Loan (3)	8.0%		(2)	9,500	9,500
MM Peachtree Holdings (1)	12.0%		12/31/21	514	514
Landmark Loan (1),(3)	9.0%		12/17/15	2,684	492

				$37,920	$54,080

(1)	Unconsolidated VIE. The maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs is limited to the outstanding balances of the respective real estate-related notes receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.
(2)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) December 31, 2014.
(3)	As of March 31, 2014, an affiliate of the Company had entered into purchase agreements to purchase the respective property under construction when the construction is completed.
(4)	On March 25, 2014, the Company increased the aggregate borrowing amount to $27,500,000. The additional $5,000,000 bears interest at a per annum rate equal to 10.0%.
(5)	On February 25, 2014, in connection with the acquisition of the Walnut Hill Medical Center, located in Dallas, Texas the Company applied the Walnut Hill Property Company Loan outstanding principal amount of $20,000,000 to reduce the cash paid at acquisition.

The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the three months ended March 31, 2014 and 2013. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of March 31, 2014.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of March 31, 2014, the weighted average remaining lease term was 12.3 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of March 31, 2014, for the nine months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2014 (nine months)	$65,209
2015	88,518
2016	89,187
2017	90,402
2018	92,153
Thereafter	1,033,871

$1,459,340

Note 8—Notes Payable

During the three months ended March 31, 2014, the Company entered into three notes payable collateralized by real estate assets in the aggregate amount of $91,466,000 as follows: on January 27, 2014 the Company originated a $20,466,000 note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 335 basis points with a maturity date of January 26, 2019, subject to the Company’s right to two 12-month extensions; on February 25, 2014 the Company originated a $34,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 400 basis points with a maturity date of February 25, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 6.2% per annum; on February 26, 2014, the Company originated a $37,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of February 26, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 3.8% per annum.

As of March 31, 2014 and December 31, 2013, the Company had $291,598,000 and $201,177,000 outstanding in notes payable collateralized by real estate assets, respectively. As of March 31, 2014, the Company had eight fixed rate notes payable in the aggregate amount of $136,353,000, one variable rate note payable in the aggregate amount of $20,433,000 and five variable rate notes payable in the aggregate amount of $134,812,000 that were fixed through interest rate swap agreements, with interest rates ranging from 3.5% to 6.2%. As of March 31, 2014, weighted average interest rate of the notes payable was 4.8%. The notes payable mature on various dates from August 2016 through April 2022.

The principal payments due on the notes payable as of March 31, 2014, for the nine months ending December 31, 2014 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
2014 (nine months)	$4,834	$—	$4,834
2015	6,678	—	6,678
2016	6,660	13,488	20,148
2017	6,099	74,336	80,435
2018	4,184	45,403	49,587
Thereafter	4,001	125,915	129,916

	$32,456	$259,142	$291,598

Note 9—Credit Facility

As of March 31, 2014, the aggregate maximum principal amount committed under the secured credit facility with KeyBank National Association, or the KeyBank Credit Facility, was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and $55,000,000 in term loans, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The proceeds of loans made under the KeyBank Credit Facility may be used to finance the acquisition of real estate investments, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $350,000,000 under certain circumstances.

As of March 31, 2014, the annual interest rate payable under the KeyBank Credit Facility was, at the Operating Partnership’s option, either (a) LIBOR, plus an applicable margin ranging from 2.25% to 3.00%, which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 1.00% to 1.75%, which is determined based on the overall leverage of the Operating Partnership. In addition, the Company is required to pay a fee on the unused portion of the lender’s commitments under the KeyBank Credit Facility of 0.30% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.20% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lender’s commitments. The unused fee is payable quarterly in arrears.

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

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the collateral pool. During the three months ended March 31, 2014, the Company paid down $97,000,000 under the KeyBank Credit Facility. As of March 31, 2014, the Company had an outstanding balance of $55,000,000 under the KeyBank Credit Facility and had an aggregate borrowing base availability of $142,652,000.

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net consisted of the following as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Below-market leases, net of accumulated amortization of $7,504 and $6,501, respectively (with a weighted average remaining life of 18.3 years and 18.5 years, respectively)	$54,202	$53,962

Note 11—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 12—Related-Party Transactions and Arrangements

Certain affiliates of the Company receive fees and compensation in connection with the Offering and the acquisition, management and sale of the assets of the Company. The affiliated Dealer-Manager of the Company receives a selling commission of up to 7.0% of gross offering proceeds. In addition, the Dealer-Manager receives up to 2.75% of gross offering proceeds as a dealer-manager fee. The Dealer-Manager, in its sole discretion, may reallow all or a portion of its dealer-manager fee to such participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid the Dealer-Manager approximately $28,794,000 and $7,058,000 for the three months ended March 31, 2014 and 2013, respectively, for selling commissions and dealer-manager fees in connection with the Offering.

Organization and offering expenses may be paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer-manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended March 31, 2014 and 2013, the Company reimbursed $446,000 and $1,788,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering costs are reported in the accompanying condensed consolidated statement of stockholders’ equity.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended March 31, 2014 and 2013, the Company incurred $2,882,000 and $1,090,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended March 31, 2014 and 2013, the Company paid $82,000 and $216,000, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2014 and 2013, the Advisor recognized $2,366,000 and $854,000, respectively, in asset management fees.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended March 31, 2014 and 2013, the Advisor incurred $435,000 and $239,000, respectively, in operating expenses on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of March 31, 2014, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of March 31, 2014, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or any affiliate both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2014 and 2013, the Company incurred $642,000 and $280,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of March 31, 2014 and December 31, 2013 (amounts in thousands):

Entity	Fee	March 31, 2014	December 31, 2013
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$—	$1
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	2,366	102
Carter Validus Real Estate Management Services, LLC	Property management fees	175	105
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	182	235
Carter/Validus Advisors, LLC and its affiliates	Offering costs	10	253

		$2,733	$696

Note 13—Business Combinations

During the three months ended March 31, 2014, the Company completed the acquisition of 100% fee simple interest in two properties (one medical facility and one data center) that were determined to be business combinations, comprised of two buildings with an aggregate 123,000 square feet of gross leasable area. The aggregate purchase price of the acquisitions determined to be business combinations was $44,700,000, plus closing costs.

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2014, the Company recognized $126,000 of revenues and net loss of $966,000 for its business combination acquisitions. In addition, during the three months ended March 31, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $1,029,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statements of comprehensive income.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the three months ended March 31, 2014 (amounts in thousands):

Total
Land	$2,619
Buildings and improvements	37,104
In-place leases	5,903
Tenant improvements	317

Total assets acquired	45,943
Below-market leases	(1,243)

Total liabilities acquired	(1,243)

Net assets acquired	$44,700

Assuming the business combinations described above had occurred on January 1, 2013, pro forma revenues, net income and net income attributable to the Company would have been as follows for the three month periods below (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Pro forma basis:
Revenues	$27,017	$17,964
Net income	$10,735	$6,680
Net income attributable to the Company	$10,090	$6,043

Note 14—Segment Reporting

The Company aggregates data centers and medical facilities into two operating segments for reporting purposes. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers during the three months ended March 31, 2014 and 2013.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fee, interest expense and interest income. The Company believes that segment profit serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Summary information for the reportable segments during the three months ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Data	Medical	Three Months Ended
	Centers	Facilities	March 31, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$16,025	$10,127	$26,152
Expenses:
Rental and parking expenses	(3,106)	(635)	(3,741)

Segment net operating income	$12,919	$9,492	$22,411

Revenue:
Interest income			1,151
Expenses:
General and administrative expenses			(922)
Acquisition related expenses			(1,225)
Asset management fees			(2,366)
Depreciation and amortization			(8,267)

Income from operations			10,782
Interest expense			(4,151)

Net income			$6,631

	Data	Medical	Three Months Ended
	Centers	Facilities	March 31, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$8,387	$4,074	$12,461
Expenses:
Rental and parking expenses	(2,003)	(311)	(2,314)

Segment net operating income	$6,384	$3,763	$10,147

Revenue:
Interest income			784
Expenses:
General and administrative expenses			(752)
Acquisition related expenses			(1,596)
Asset management fees			(854)
Depreciation and amortization			(3,759)

Income from operations			3,970
Interest expense			(2,788)

Net income			$1,182

Assets by reportable segments as of March 31, 2014 and December 31, 2013 are as follows (amounts in thousands):

	March 31, 2014	December 31, 2013
Assets by segment:
Data centers	$658,355	$639,009
Medical facilities	484,625	358,584
All other	191,266	67,071

Total assets	$1,334,246	$1,064,664

Capital additions by reportable segments for the three months ended March 31, 2014 and 2013 are as follows (amounts in thousands):

	Three Months Ended
	March 31,
	2014	2013
Capital additions by segment:
Data centers	$19,513	$31,646
Medical facilities	103,721	23,000
All other	—	—

Total capital additions	$123,234	$54,646

Note 15—Fair Value

Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $138,431,000 and $139,142,000 as of March 31, 2014 and December 31, 2013, respectively. The carrying value of the notes payable – fixed rate was $136,353,000 and $137,049,000 as of March 31, 2014 and December 31, 2013, respectively.

Notes payable – Variable and KeyBank Credit Facility— The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements was approximately $130,768,000 and $62,835,000 as of March 31, 2014 and December 31, 2013, respectively. The carrying value of the notes payable – variable rate fixed through interest rate swap agreements was $134,812,000 and $64,128,000. The carrying value of the notes payable – variable was $20,433,000 and $0 as of March 31, 2014 and December 31, 2013, respectively, which approximated its fair value. The carrying value of the KeyBank Credit Facility was $55,000,000 and $152,000,000, which approximated its fair value, as of March 31, 2014 and December 31, 2013, respectively.

Real estate-related notes receivables— The estimated fair value of the real estate-related notes receivables was $38,680,000 and $58,176,000 as of March 31, 2014 and December 31, 2013, respectively, as compared to the carrying value of $37,920,000 and $54,080,000 as of March 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s real estate-related notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$587	$—	$587
Liabilities:
Derivative liabilities	$—	$(225)	$—	$(225)

	December 31, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$644	$—	$644
Liabilities:
Derivative liabilities	$—	$(44)	$—	$(44)

Note 16—Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2014, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2014 and 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,161,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				March 31, 2014			December 31, 2013
Derivatives	Balance			Outstanding	Fair Value of		Outstanding	Fair Value of
Designated as	Sheet	Effective	Maturity	Notional			Notional
Hedging Instruments	Location	Dates	Dates	Amount	Asset	(Liability)	Amount	Asset	(Liability)
Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 02/27/2014	10/11/2017 to 02/27/2019	$189,813	$587	$(225)	$119,128	$644	$(44)

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income.

The table below summarizes the amount of gain or losses recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2014 and 2013 (amounts in thousands):

	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2014	2013
Amount of loss recognized in OCI on derivatives (effective portion)	$(626)	$(219)
Amounts reclassified from accumulated other comprehensive income (effective portion)	$388	$147

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $355,000. As of March 31, 2014, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2014 and December 31, 2013 (amounts in thousands):

Offsetting of Derivative Assets

	Gross Amounts	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the Balance Sheet
	of Recognized Assets	Offset in the Balance Sheet	Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2014	$587	$—	$587	$—	$—	$587

December 31, 2013	$644	$—	$644	$—	$—	$644

Offsetting of Derivative Liabilities

	Gross Amounts	Gross Amounts	Net Amounts of	Gross Amounts Not Offset in the Balance Sheet
	of Recognized Liabilities	Offset in the Balance Sheet	Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2014	$225	$—	$225	$—	$—	$225

December 31, 2013	$44	$—	$44	$—	$—	$44

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 17—Accumulated Other Comprehensive Income

The following table presents a roll forward of amounts recognized in accumulated other comprehensive income by component for the three months ended March 31, 2014 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$600	$600
Other comprehensive loss before reclassification	(626)	(626)
Amounts reclassified from accumulated other comprehensive income to net income (effective portion)	388	388

Other comprehensive loss	(238)	(238)

Balance as of March 31, 2014	$362	$362

The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$388	Interest expense

	$388

Note 18—Subsequent Events

Distributions Paid

On April 1, 2014, the Company paid aggregate distributions of $5,765,000 ($2,861,000 in cash and $2,904,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from March 1, 2014 through March 31, 2014. On May 1, 2014, the Company paid aggregate distributions of $6,487,000 ($3,150,000 in cash and $3,337,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from April 1, 2014 through April 30, 2014.

Registration of Additional Shares under the DRIP

On April 14, 2014, the Company filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the DRIP, or the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, the Company will not sell any shares under the Second DRIP until the Offering terminates on or before June 6, 2014.

Acquisition of the Charlotte Data Center

On April 28, 2014, the Company completed the acquisition of a 100% fee simple interest in a 60,850 square foot data center, or the Charlotte Data Center, located in Charlotte, North Carolina, for a purchase price of $26,400,000, plus closing costs. The Charlotte Data Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase allocation; it is therefore impractical to provide pro-forma information.

Acquisition of the Miami International Medical Center

On April 30, 2014, the Company completed the acquisition of a 100% fee simple interest in a 145,916 square foot medical facility, or the Miami International Medical Center, located in Miami, Florida, for a purchase price of $46,973,000, plus closing costs. The Miami International Medical Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase allocation; it is therefore impractical to provide pro-forma information.

Distributions Declared

On May 9, 2014, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2014 and ending on August 31, 2014. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the June 2014, July 2014 and August 2014 periods will be paid in July 2014, August 2014 and September 2014, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Status of the Offering

As of May 8, 2014, the Company had received and accepted subscriptions for 130,457,000 shares of the Company’s common stock, or $1,297,039,000 in gross offering proceeds, including shares of its common stock issued pursuant to its DRIP. As of May 8, 2014, the Company had approximately 44,543,000 shares of common stock remaining in the Offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 19, 2014, or the 2013 Annual Report on Form 10-K.

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and all consolidated subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. See Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We are a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.

We are conducting a best efforts initial public offering, or the Offering, in which we are offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan, or DRIP. The SEC first declared our registration statement effective as of December 10, 2010. As of March 31, 2014, we had received and accepted subscriptions in the Offering for 104,534,000 shares of our common stock, or $1,039,139,000, including shares of our common stock issued pursuant to the DRIP.

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

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the DRIP, or the Second DRIP, which will offer our existing stockholders a convenient method for purchasing additional shares of our common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we will not sell any shares under the Second DRIP until our Offering terminates on or before June 6, 2014.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC or our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our sponsor, Carter/Validus REIT Investment Management Company, LLC. We have no paid employees.

We currently operate through two reportable segments – data centers and medical facilities. As of March 31, 2014, we had completed 35 acquisitions (including one property owned through a consolidated partnership) comprised of 41 buildings and parking facilities and approximately 3,449,000 square feet of gross leasable area (excluding parking facilities), for an aggregate purchase price of $1,086,262,000. As of March 31, 2014, we had also invested in real estate-related notes receivables in the aggregate principal amount outstanding of $37,241,000.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2013 Annual Report on Form 10-K.

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

Recently Issued Accounting Pronouncements

For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Segment Reporting

The Company reports its financial performance based on two reporting segments. The following is a discussion of the results of operations on these two business segments. See Note 14—“Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s two segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate properties as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Number of commercial properties	35	18
Approximate aggregate rentable square feet (1)	3,449,000	1,543,000
Percentage of rentable square feet leased	100%	100%

(1)	Excludes parking facilities.

The following table summarizes our real estate investment activity during the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Commercial properties acquired	3	3
Approximate aggregate purchase price of acquired properties	$143,190,000	$54,500,000
Approximate aggregate rentable square feet (1)	322,000	298,000

(1)	Excludes parking facilities.

As shown in the table above, we owned 35 commercial properties as of March 31, 2014, compared to 18 commercial properties as of March 31, 2013. Accordingly, our results of operations for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, are not comparable; therefore, we have not included the percentage change.

Real Estate-Related Notes Receivables

The following table summarizes our investments in real estate-related notes receivables as of March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
Number of notes receivables outstanding	4	3
Outstanding balance of notes receivables	$37,920,000	$33,989,000

The following table summarizes our activity in investments in real estate-related notes receivables for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Number of notes receivables originated	—	—
Number of notes receivables repaid	1	—
Interest income earned on notes receivables	$1,151,000	$784,000

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue. Revenue increased $14,058,000 to $27,303,000 for the three months ended March 31, 2014, compared to $13,245,000 for the three months ended March 31, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and interest income. Rental and parking revenue increased $12,789,000 to $23,410,000 for the three months ended March 31, 2014, as compared to $10,621,000 for the three months ended March 31, 2013, and tenant reimbursement revenue increased $902,000 to $2,742,000 for the three months ended March 31, 2014, as compared to $1,840,000 for the three months ended March 31, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 35 properties as of March 31, 2014 as compared to 18 properties as of March 31, 2013. Interest income increased $367,000 to $1,151,000 for the three months ended March 31, 2014, compared to $784,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in notes receivables income of $843,000, offset by loan origination fees of $264,000 and loan commitment fees of $212,000.

Rental and Parking Expenses. Rental and parking expenses increased $1,427,000 to $3,741,000 for the three months ended March 31, 2014, compared to $2,314,000 for the three months ended March 31, 2013. The increase was primarily due to owning 35 properties as of March 31, 2014 as compared to 18 properties as of March 31, 2013, which resulted in increased utility costs of $557,000, increased real estate taxes of $222,000, increased property management fees of $362,000, increased administrative costs of $232,000 and increased other rental and parking expenses of $54,000 for such period.

General and Administrative Expenses. General and administrative expenses increased $170,000 to $922,000 for the three months ended March 31, 2014, compared to $752,000 for the three months ended March 31, 2013. The increase was primarily due to increased allocated personnel and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $85,000, increased state taxes of $57,000 and increased other administrative expenses of $28,000.

Acquisition Related Expenses. Acquisition related expenses decreased $371,000 to $1,225,000 for the three months ended March 31, 2014, compared to $1,596,000 for the three months ended March 31, 2013. The decrease primarily related to acquisition fees and expenses associated with the purchase of one of the three properties purchased during the three months ended March 31, 2014, which was determined to be an asset acquisition. Acquisition fees and expenses associated with transactions determined to be an asset acquisition are capitalized. For the three months ended March 31, 2014, we capitalized approximately $3,067,000 of acquisition fees and expenses associated with one property. For the three months ended March 31, 2013, acquisition fees and expenses related to the acquisitions of three properties were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be a business combination are expensed as incurred. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $1,512,000 to $2,366,000 for the three months ended March 31, 2014, compared to $854,000 for the three months ended March 31, 2013. The increase in asset management fees was primarily due to owning 35 properties with a value of $1,086,262,000 as of March 31, 2014 as compared to owning 18 properties with a value of $448,984,000 as of March 31, 2013.

Depreciation and Amortization. Depreciation and amortization increased $4,508,000 to $8,267,000 for the three months ended March 31, 2014, compared to $3,759,000 for the three months ended March 31, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties of $670,848,000 as of March 31, 2014, compared to $266,641,000 as of March 31, 2013.

Interest Expense. Interest expense increased $1,363,000 to $4,151,000 for the three months ended March 31, 2014, compared to $2,788,000 for the three months ended March 31, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility (as defined below) of $1,098,000 and increased amortization expense of debt issue costs of $305,000, offset by increased interest income earned on deposits at banks in the amount of $40,000.

Organization and Offering Costs

We reimburse our Advisor, or its affiliates, for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer-manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. We expect that other organization and offering costs (other than selling commissions and dealer-manager fees) will be approximately 1.25% of the gross offering proceeds. As of March 31, 2014, we paid approximately $94,647,000 in selling commissions and dealer-manager fees to our dealer manager and we reimbursed our Advisor, or its affiliates, approximately $13,518,000 in offering expenses, and incurred approximately $2,076,000 of other organization and offering costs, the total of which represents our maximum liability for organization and offering costs as of March 31, 2014.

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

Real Estate-Related Notes Receivables

We have invested, and may continue to invest, in notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of March 31, 2014, we had investments in four real estate-related notes receivables, which represented loans held for investment and intended to be held to maturity. As of March 31, 2014, the aggregate balance on the investments in real estate-related notes receivables was $37,920,000. For a further discussion of investments in real estate-related notes receivables, see Note 6—“Investment in Real Estate-Related Notes Receivables” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

KeyBank Credit Facility

As of March 31, 2014, the maximum principal amount committed under the KeyBank Credit Facility was $225,000,000, consisting of a $170,000,000 revolving line of credit, with a maturity date of August 9, 2016, subject to the Operating Partnership’s right to a 12-month extension, and $55,000,000 in term loans, with a maturity date of August 9, 2017, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $350,000,000 under certain circumstances. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties. See Note 9—“Credit Facility.”

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The credit available for the Operating Partnership to borrow under the KeyBank Loan Agreement will be a maximum principal amount of the value of the assets that are included in the collateral pool. Each subsidiary of the Operating Partnership in the collateral pool is a party to, and guarantor of, the KeyBank Loan Agreement. As of March 31, 2014, we had drawn down $55,000,000 under the KeyBank Credit Facility and we had an aggregate borrowing base availability of $142,652,000. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that serve as collateral for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) minimum liquidity thresholds; (ii) a minimum ratio of operating cash flow to fixed charges; (iii) a maximum ratio of liabilities to asset value; (iv) a maximum daily distribution covenant; (v) a minimum quarterly equity raise; (vi) a minimum number of properties in the collateral pool; (vii) a minimum debt yield; and (viii) a minimum tangible net worth. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at March 31, 2014.

Notes Payable

For a discussion of our notes payable, see Note 8—“Notes Payable” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Cash Flows

Operating Activities. Net cash flows provided by operating activities for the three months ended March 31, 2014 and 2013 was approximately $13,316,000 and $4,085,000, respectively. During the three months ended March 31, 2014, cash flows provided by operating activities were attributable to net income of $6,631,000, coupled with non-cash adjustments of $5,494,000 (consisting of: depreciation and amortization of tangible assets of $8,267,000, amortization of debt issue costs of $530,000, amortization of origination costs and commitment fees of $353,000, offset by the straight-line rent adjustment of $2,714,000 and amortization of intangible assets and liability of $963,000, stock-based compensation of $21,000), and changes in operating assets and liabilities of $1,191,000,

Investing Activities. Net cash flows used in investing activities for the three months ended March 31, 2014 and 2013 was approximately $127,984,000 and $64,425,000, respectively. For the three months ended March 31, 2014, net cash flows used in investing activities related to the acquisition of three real estate properties in the amount of $123,190,000, investments in real estate-related notes receivable in the amount of $4,111,000, payments of real estate escrow deposits in the amount of $1,501,000, origination costs and commitment fees related to investments in real estate-related notes receivable in the amount of $82,000 and capital expenditures in the amount of $44,000, offset by collections of real estate escrow deposits of $944,000.

Financing Activities. Net cash flows provided by financing activities for the three months ended March 31, 2014 and 2013 was approximately $258,727,000 and $76,019,000, respectively. For the three months ended March 31, 2014, such cash flows related primarily to funds raised from investors in our Offering of $305,308,000, proceeds from our mortgage notes payable of $91,466,000, collection of escrow funds of $855,000, offset by principal payments on our mortgage notes payable in the amount of $1,045,000, payments on the KeyBank Credit Facility of $97,000,000, deferred financing costs of $1,838,000, cash distributions to our stockholders of $6,716,000, offering costs of $30,755,000, distributions to noncontrolling interests in a consolidated partnership of $561,000, repurchase of shares of our common stock of $597,000 and payments to escrow funds of $390,000.

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

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2014 and 2013:

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
Distributions paid in cash - common stockholders	$6,716,000			$2,035,000
Distributions reinvested (shares issued)	6,527,000			1,617,000

Total distributions	$13,243,000	(1)		$3,652,000

Source of distributions:
Cash flows provided by operations (2)	$6,716,000		51%	$2,035,000	56%
Offering proceeds from issuance of common stock	—		—	—	—
Offering proceeds from issuance of common stock pursuant to the DRIP	6,527,000		49%	1,617,000	44%

Total sources	$13,243,000		100%	$3,652,000	100%

(1)	Total distributions declared but not paid as of March 31, 2014 were $5.8 million for common stockholders. These distributions were paid on April 1, 2014.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the three months ended March 31, 2014, we paid and declared distributions of approximately $13.2 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO and MFFO for the three months ended March 31, 2014 of $13.4 million and $11.5 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to March 31, 2014, see Note 18—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Capital Expenditures

We estimate that we will require approximately $2.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurance, however, that we will not exceed these estimated expenditure levels. As of March 31, 2014, we had $3.8 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures.

Contractual Obligations

As of March 31, 2014, we had approximately $346,598,000 of debt outstanding, of which $291,598,000 related to notes payable and $55,000,000 related to the Key Bank Credit Facility. See Note 8—“Notes Payable” and Note 9—“Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of March 31, 2014 were as follows (amounts in thousands):

	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Principal payments — fixed rate debt	$2,553	$25,275	$56,541	$51,984	$136,353
Interest payments — fixed rate debt	6,433	13,611	8,376	8,598	37,018
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	2,886	6,626	180,301	—	189,813
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	7,609	16,665	10,296	—	34,570
Principal payments — variable rate debt	465	1,128	18,840	—	20,433
Interest payments — variable rate debt	663	1,436	1,241	—	3,340
Commitments — real estate-related notes receivables	15,884	—	—	—	15,884

Total	$36,493	$64,741	$275,595	$60,582	$437,411

(1)	As of March 31, 2014, we had an aggregate of $189.8 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2014 to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in the Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income (loss) and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2014 and 2013 (in thousands, except share data):

	Three Months Ended
	March 31,
	2014	2013
Net income attributable to the Company	$5,986	$863
Adjustments:
Depreciation and amortization—real estate	8,267	3,759
Noncontrolling interest’s shares of the above adjustments related to the consolidated partnerships	(831)	(819)

FFO	$13,422	$3,803

Adjustments:
Acquisition related expenses (1)	$1,225	$1,596
Amortization of above and below-market leases (2)	(963)	(867)
Amortization of straight-line rents (3)	(2,714)	(1,184)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	483 (4)	514 (5)

MFFO	$11,453	$3,862

Weighted average common shares outstanding—basic	86,518,155	23,938,747

Weighted average common shares outstanding—diluted	86,535,291	23,954,477

Net income (loss) per common share—basic	$0.07	$0.04

Net income (loss) per common share—diluted	$0.07	$0.04

FFO per common share—basic	$0.16	$0.16

FFO per common share—diluted	$0.16	$0.16

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $118,000 related to straight-line rents and $365,000 related to above and below-market leases.
(5)	Of this amount, $149,000 related to straight-line rents and $365,000 related to above and below-market leases.

Subsequent Events

For a discussion of subsequent events, see Note 18—“Subsequent Events” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

As of March 31, 2014, we had eight fixed rate notes payable in the aggregate amount of $136.4 million, five variable rate notes payable in the aggregate amount of $134.8 million that were fixed through interest rate swap agreements, one variable rate note payable in the aggregate amount of $20.4 million, and $55.0 million borrowed under the KeyBank Credit Facility that was fixed through interest rate swap agreements. As of March 31, 2014, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.6%.

As of March 31, 2014, we had eight interest rate swap agreements outstanding, which mature on various dates from October 2017 through February 2019, with an aggregate notional amount under the swap agreements of $189.8 million and an aggregate net fair value of $0.1 million. The fair value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2014, an increase of 50 basis points in the market rates of interest would result in an increase to the fair value of these interest rate swaps of $3.8 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2014, were effective.

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

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on March 19, 2014, except as noted below.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2014, our cash flows provided by operations of approximately $13.3 million covered 100% of our distributions paid (total distributions were approximately $13.2 million, of which $6.7 million was cash and $6.5 million was reinvested in shares of our common stock pursuant to our DRIP) during such period. For the year ended December 31, 2013, our cash flows provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

As of March 31, 2014, we had received subscriptions for and issued approximately 104.5 million shares of our common stock (including shares of common stock issued pursuant to the DRIP) for gross proceeds of approximately $1,039.1 million (before selling commissions of $66.5 million and dealer-manager fees of $28.1 million, for net proceeds of approximately $944.5 million). From the net offering proceeds, we paid $20.3 million in acquisition fees to our Advisor, $9.0 million in acquisition related costs and $13.5 million in organization and offering costs to our Advisor and to SC Distributors as of March 31, 2014. With the remaining net offering proceeds, joint venture equity and indebtedness, we acquired $1,086.3 million in total gross real estate. In addition, we invested an aggregate of $101.5 million in real estate-related notes receivables. As of March 31, 2014, a total of $21.8 million in distributions were reinvested in, and 2.3 million shares of common stock were issued pursuant to the DRIP.

As of March 31, 2014, approximately $0.01 million remained payable to our dealer-manager and our Advisor, or its affiliates, for costs related to the Offering.

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

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount stockholder paid for each share; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended March 31, 2014, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
01/01/2014	01/31/2014	34,457	$9.67	34,457	(1)
02/01/2014	02/28/2014	5,879	$10.00	5,879	(1)
03/01/2014	03/31/2014	21,912	$9.27	21,912	(1)

Total		62,248		62,248

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended March 31, 2014, we redeemed approximately $597,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2014 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: May 12, 2014	By	/S/ JOHN E. CARTER
John E. Carter Chief Executive Officer and President (Principal Executive Officer)

Date: May 12, 2014	By	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

1.1	Dealer Manager Agreement by and between Carter Validus Mission Critical REIT, Inc. and SC Distributors, LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Pre-Effective Amendment No. 3 to Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.1	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Subscription Agreement and Subscription Agreement Signature Page (included as Appendix C to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.2	Distribution Reinvestment Plan (included as Appendix B to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.3	Multi Product Subscription Agreement (included as Appendix F to the Supplement to the prospectus attached to Post-Effective Amendment No. 8, filed on January 29, 2013)

4.4	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.5	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.1	Joinder Agreement by HC-42570 South Airport Road, LLC, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.2	Assignment of Leases and Rents by HC-42570 South Airport Road, LLC to KeyBank National Association, dated March 14, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.3	Act of Mortgage, Security Agreement and Assignment of Leases and Rents by HC-42570 South Airport Road, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.4	Joinder Agreement by DC-1805 Center Park Drive, LLC, to KeyBank National Association, as Agent, dated April 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.5	Assignment of Leases and Rents by DC-1805 Center Park Drive, LLC to KeyBank National Association, dated April 28, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.6	Deed of Trust, Security Agreement and Assignment of Leases and Rents by DC-1805 Center Park Drive, LLC, as Grantor, to KeyBank National Association, as Beneficiary, dated April 28, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.