Form 10-Q
period 2014-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2014-08-13
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 11, 2014, there were approximately 172,941,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2014 and December 31, 2013

(in thousands, except share amounts)

	(Unaudited) June 30, 2014	December 31, 2013

ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$105,631	$92,052
Buildings and improvements ($95,576 and $95,529 related to VIE)	1,119,923	791,574
Construction in process	49,920	—
Acquired intangible assets ($16,189 and $16,189 related to VIE)	167,769	121,438

	1,443,243	1,005,064
Less: accumulated depreciation and amortization ($10,599 and $8,419 related to VIE)	(45,991)	(27,640)

Total real estate, net ($105,446 and $107,579 related to VIE)	1,397,252	977,424
Cash and cash equivalents ($452 and $411 related to VIE)	475,166	7,511
Real estate-related notes receivables, net	42,208	54,080
Other assets ($4,714 and $3,968 related to VIE)	38,109	25,649

Total assets	$1,952,735	$1,064,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,390 and $53,746 related to VIE)	$290,000	$201,177
Credit facility	75,000	152,000
Accounts payable due to affiliates ($18 and $15 related to VIE)	5,400	696
Accounts payable and other liabilities ($1,539 and $1,411 related to VIE)	29,302	15,546
Intangible lease liabilities, less accumulated amortization of $8,540 and $6,501, respectively ($15,428 and $16,410 related to VIE)	53,786	53,962

Total liabilities	453,488	423,381
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 172,055,815 and 73,238,145 shares issued, respectively; 171,834,787 and 73,137,569 shares outstanding, respectively	1,718	731
Additional paid-in capital	1,527,478	641,019
Accumulated distributions in excess of earnings	(61,018)	(33,154)
Accumulated other comprehensive (loss) income	(908)	600

Total stockholders’ equity	1,467,270	609,196
Noncontrolling interests	31,977	32,087

Total equity	1,499,247	641,283

Total liabilities and stockholders’ equity	$1,952,735	$1,064,664

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2014 and 2013

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
Rental and parking revenue	$29,391	$11,628	$52,801	$22,249
Tenant reimbursement revenue	3,353	2,475	6,095	4,315
Interest income	1,280	1,475	2,431	2,260

Total revenue	34,024	15,578	61,327	28,824
Expenses:
Rental and parking expenses	4,580	3,057	8,321	5,371
General and administrative expenses	879	403	1,801	1,155
Acquisition related expenses	5,286	1,601	6,511	3,197
Asset management fees	3,094	772	5,460	1,626
Depreciation and amortization	10,006	4,105	18,273	7,864

Total expenses	23,845	9,938	40,366	19,213
Income from operations	10,179	5,640	20,961	9,611

Interest expense	4,076	3,118	8,227	5,907

Net income	6,103	2,522	12,734	3,704
Net income attributable to noncontrolling interests in consolidated partnerships	(640)	(521)	(1,285)	(840)

Net income attributable to common stockholders	$5,463	$2,001	$11,449	$2,864

Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps	(1,828)	1,634	(2,454)	1,415
Reclassification of previous unrealized loss on interest rate swaps into net income	558	185	946	332

Other comprehensive (loss) income	(1,270)	1,819	(1,508)	1,747
Comprehensive income attributable to common stockholders	$4,193	$3,820	$9,941	$4,611

Weighted average number of common shares outstanding:
Basic	141,345,082	33,830,429	114,104,136	28,911,913

Diluted	141,369,156	33,844,471	114,129,241	28,926,705

Net income per common share attributable to common stockholders:
Basic	$0.04	$0.06	$0.10	$0.10

Diluted	$0.04	$0.06	$0.10	$0.10

Distributions declared per common share	$0.17	$0.17	$0.34	$0.35

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2014

(in thousands, except for share data)

(Unaudited)

				Accumulated	Accumulated
	Common Stock		Additional	Distributions	Other	Total
	No. of Shares	Par Value	Paid in Capital	in Excess of Earnings	Comprehensive Income (Loss)	Stockholders’ Equity	Noncontrolling Interests	Total Equity

Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$609,196	$32,087	$641,283
Issuance of common stock	97,011,192	970	965,187	—	—	966,157	—	966,157
Vesting of restricted stock	3,750	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,802,728	18	17,108	—	—	17,126	—	17,126
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,395)	(1,395)
Distributions declared to common stockholders	—	—	—	(39,313)	—	(39,313)	—	(39,313)
Commissions on sale of common stock and related dealer-manager fees	—	—	(90,665)	—	—	(90,665)	—	(90,665)
Other offering costs	—	—	(4,062)	—	—	(4,062)	—	(4,062)
Redemption of common stock	(120,452)	(1)	(1,150)	—	—	(1,151)	—	(1,151)
Stock-based compensation	—	—	41	—	—	41	—	41
Other comprehensive loss	—	—	—	—	(1,508)	(1,508)	—	(1,508)
Net income	—	—	—	11,449	—	11,449	1,285	12,734

Balance, June 30, 2014	171,834,787	$1,718	$1,527,478	$(61,018)	$(908)	$1,467,270	$31,977	$1,499,247

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Six Months Ended June 30, 2014 and 2013

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$12,734	$3,704
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,273	7,864
Amortization of deferred financing costs	1,156	517
Amortization of intangible lease liabilities	(2,039)	(1,918)
Amortization of origination costs and commitment fees	390	(231)
Amortization of intangible lease assets	80	80
Straight-line rent	(6,590)	(2,320)
Stock-based compensation	41	30
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,312	165
Accounts payable due to affiliates	4,704	308
Other assets, net	(1,544)	(153)

Net cash provided by operating activities	29,517	8,046

Cash flows from investing activities:
Investment in real estate	(410,025)	(100,900)
Capital expenditures	(747)	(251)
Payments of real estate escrow deposits	(5,629)	(1,905)
Collections of real estate escrow deposits	1,604	2,273
Other deposits	—	(167)
Real estate-related notes receivables advances	(8,350)	(55,500)
Collections of real estate-related notes receivables	—	20,000
Origination costs net of commitment fees related to real estate-related notes receivables	(168)	(875)

Net cash used in investing activities	(423,315)	(137,325)

Cash flows from financing activities:
Proceeds from notes payable	91,466	14,000
Payments on notes payable	(2,643)	(1,588)
Proceeds from credit facility	20,000	17,500
Payments of credit facility	(97,000)	(18,000)
Payments of deferred financing costs	(3,789)	(1,059)
Repurchase of common stock	(1,151)	(151)
Offering costs on issuance of common stock	(94,727)	(21,883)
Distributions to stockholders	(16,567)	(4,940)
Proceeds from issuance of common stock	966,157	186,335
Payments to escrow funds	(1,003)	(1,877)
Collections of escrow funds	2,105	1,867
Distributions to noncontrolling interests in consolidated partnerships	(1,395)	(1,550)

Net cash provided by financing activities	861,453	168,654

Net change in cash	467,655	39,375
Cash and cash equivalents - Beginning of period	7,511	4,377

Cash and cash equivalents - End of period	$475,166	$43,752

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$17,126	$4,021
Net unrealized (loss) gain on interest rate swap	$(1,508)	$1,747
Real estate-related notes receivables converted to investment in real estate	$20,000	$—
Accrued contingent consideration	$5,030	$—
Supplemental cash flow disclosure:
Interest paid	$7,426	$5,240

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2014

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

On March 23, 2010, the Company filed a registration statement on Form S-11 under the Securities Act of 1933, as amended, or the Securities Act, to offer for sale to the public on a “best efforts” basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan, or DRIP, under which the Company’s stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors, or the Offering, for a maximum offering of up to $1,737,500,000. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission, or the SEC, on December 10, 2010.

On May 16, 2014, the Company reallocated $187,500,000 in shares of common stock from the DRIP offering to the primary offering. As a result, the Company was authorized to sell a maximum of 168,750,000 shares of common stock at a price of $10.00 per share, and up to 6,250,000 additional shares of common stock pursuant to the DRIP, for a maximum offering of up to $1,746,875,000.

On June 6, 2014, the Offering terminated. The Company raised gross proceeds of approximately $1,716,046,000 in the Offering.

On October 11, 2013, the Company filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP, or the Follow-On Offering. On July 11, 2014, the Company withdrew the registration statement relating to the Follow-On Offering. The Company did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

On April 14, 2014, the Company filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the DRIP, or the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, the Company did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of the Offering. As of June 30, 2014, no shares of common stock were issued pursuant to the Second DRIP.

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

Carter Validus Real Estate Management Services, LLC, or the Property Manager, a wholly owned subsidiary of Carter/Validus REIT Investment Management Company, LLC, the Company’s sponsor, serves as the Company’s property manager. SC Distributors, LLC, or the Dealer Manager, an affiliate of the Advisor, serves as the dealer manager for the Offering. These entities receive compensation and fees for services related to the Offering and will receive fees during the acquisition, operational and liquidation stages of the Company.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Concentration of Credit Risk and Significant Leases

As of June 30, 2014, the Company had cash on deposit, including restricted cash, in 12 financial institutions, 10 of which had deposits in excess of current federally insured levels totaling $475.4 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of June 30, 2014, the Company owned real estate investments in 28 metropolitan statistical areas, or MSAs, (including one property owned through a consolidated partnership), two of which each accounted for 10.0% or more of rental revenue. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for an aggregate of 20.1% of rental revenue for the six months ended June 30, 2014 and one property located in the San Diego-Carlsbad, California area accounted for an aggregate of 11.5% of rental revenue for the six months ended June 30, 2014. As of June 30, 2013, the Company owned properties in 17 MSAs, three of which accounted for 10.0% or more of rental revenue. Properties located in the Dallas-Ft. Worth-Arlington, Texas area accounted for an aggregate of 28.6% of rental revenue for the six months ended June 30, 2013, properties located in the Atlanta-Sandy Springs-Marietta, Georgia area accounted for an aggregate of 22.2% of rental revenue for the six months ended June 30, 2013 and one property located in the Philadelphia-Camden-Wilmington, Pennsylvania area accounted for an aggregate of 14.0% of rental revenue for the six months ended June 30, 2013.

As of June 30, 2014, the Company had one tenant that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 24.2% of rental revenue for the six months ended June 30, 2014. As of June 30, 2013, leases with two tenants each accounted for 10.0% or more of rental revenue, as follows: the leases with Level 3 Communications, LLC accounted for 13.0% of rental revenue for the six months ended June 30, 2013 and the lease with Vanguard Group, Inc. accounted for 14.0% of rental revenue for the six months ended June 30, 2013.

Share Repurchase Program

The Company had approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it determines appropriate. During the six months ended June 30, 2014, the Company received valid redemption requests related to approximately 120,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $1,151,000 (an average of $9.59 per share). During the six months ended June 30, 2013, the Company received valid redemption requests related to approximately 16,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $151,000 (an average of $9.44 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share reflect the effect of approximately 24,000 shares and 14,000 shares for the three months ended June 30, 2014 and 2013, respectively, and 25,000 shares and 15,000 shares for the six months ended June 30, 2014 and 2013, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Interest Capitalization

Interest incurred related to the renovation of acquired properties is capitalized during the renovation period. The Company capitalized interest of approximately $531,000 and $0 for the three and six months ended June 30, 2014 and 2013, respectively.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2017. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, or ASU 2014-12. The objective of ASU 2014-12 is to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. Under ASU 2014-12, a performance target that affects vesting and could be achieved after completion of the service period should be treated as a performance condition under FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation, and, as a result, should not be included in the estimation of the grant-date fair value of the award. An entity should recognize compensation cost for the award when it becomes probable that the performance target will be achieved. The adoption of ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2014-12 to have a material effect on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the six months ended June 30, 2014 and 2013, acquisition fees and acquisition related costs totaled $11,340,000 and $3,197,000, respectively, which did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods. Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses of approximately $5,286,000 and $1,601,000 for the three months ended June 30, 2014 and 2013, respectively, and $6,511,000 and $3,197,000, for the six months ended June 30, 2014 and 2013, respectively. The Company capitalized acquisition fees and expenses of approximately $1,762,000 for the three months ended June 30, 2014 and $4,829,000 for the six months ended June 30 2014.

2014 Real Estate Investments

During the six months ended June 30, 2014, the Company completed six real estate acquisitions, of which four of the properties were determined to be business combinations and two properties were determined to be asset acquisitions. The following table summarizes the cash paid for investments in real estate (amounts in thousands):

Six Months Ended June 30, 2014
Investments in real estate:
Purchase price of business combinations	$287,830
Purchase price of asset acquisitions (1)	147,225

Total purchase price of assets acquired	435,055

Non-cash transactions:
Real estate-related notes receivables converted to investment in real estate	20,000
Contingent consideration (2)	5,030

Cash paid for investments in real estate (3)	$410,025

(1)	Of this amount, $16,037,000 was allocated to intangible assets.
(2)	Liabilities for contingent consideration are measured at fair value each reporting period with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes to fair value will be recorded within earnings. See Note 15—“Fair Value” for information about fair value measurements of contingent consideration liabilities.
(3)	In connection with the acquisition of one property, the Company obtained financing of $34,000,000, with the remaining balance of the purchase price paid using cash proceeds from the Offering.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013

In-place leases, net of accumulated amortization of $13,186 and $7,954, respectively (with a weighted average remaining life of 15.2 years and 14.6 years, respectively)	$150,441	$109,342

Above-market leases, net of accumulated amortization of $374 and $294, respectively (with a weighted average remaining life of 8.5 years and 8.6 years, respectively)	766	846

Ground lease interest, net of accumulated amortization of $100 and $78, respectively (with a weighted average remaining life of 62.3 years and 62.8 years, respectively)	2,678	2,700

Lease commissions, net of accumulated amortization of $31 and $21, respectively (with a weighted average remaining life of 12.9 years and 13.4 years, respectively)	193	203

	$154,078	$113,091

Note 5—Other Assets

Other assets consisted of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013

Deferred financing costs, net of accumulated amortization of $2,906 and $1,750, respectively	$9,433	$6,800
Investments in unconsolidated partnerships	109	116
Accounts receivable	1,800	1,025
Straight-line rent receivable	14,492	7,902
Restricted cash held in escrow	4,891	6,388
Real estate escrow deposits	3,250	5
Derivative assets	195	644
Accrued interest receivable from real estate-related notes receivables	2,490	1,850
Prepaid and other assets	1,449	919

	$38,109	$25,649

Note 6—Investment in Real Estate-Related Notes Receivables, Net

As of June 30, 2014, the Company had investments in four real estate-related notes receivables, which are loans made that the Company intends to hold to maturity. Accordingly, real estate-related notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the real estate-related note receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the real estate-related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income in the accompanying condensed consolidated statements of comprehensive income. Interest income earned on real estate-related notes receivables for the three months ended June 30, 2014 and 2013 was $1,280,000 and $1,475,000, respectively, and for the six months ended June 30, 2014 and 2013 was $2,431,000 and $2,260,000, respectively.

As of June 30, 2014 and December 31, 2013, the aggregate balance on the Company’s investment in real estate-related notes receivables, net was $42,208,000 and $54,080,000, respectively. As of June 30, 2014, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 17.0% per annum and a weighted average interest rate of 13.3% per annum.

Real estate-related notes receivables consisted of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

					Outstanding Balance as of
Real Estate-Related Notes Receivables, Net	Interest Rate		Maturity Date		June 30, 2014	December 31, 2013
Bay Area Preferred Equity Loan (1),(3),(6)	17.0	% (4)	11/30/18		$26,104	$23,247
Walnut Hill Property Company Loan (1),(5)	10.0%		02/28/18		—	20,327
Medistar Loan (3)	8.0%			(2)	9,500	9,500
MM Peachtree Holdings (1)	12.0%		12/31/21		514	514
Landmark Loan (1),(3)	9.0%		12/17/15		6,090	492

					$42,208	$54,080

(1)	Unconsolidated VIE. The maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs is limited to the outstanding balances of the respective real estate-related notes receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.
(2)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) December 31, 2014.
(3)	As of June 30, 2014, an affiliate of the Company had entered into purchase agreements to purchase the respective property under construction when the construction is completed.
(4)	On March 25, 2014, the Company increased the aggregate borrowing amount by $5,000,000 to $27,500,000. The additional $5,000,000 bears interest at a per annum rate equal to 10.0%.
(5)	On February 25, 2014, in connection with the acquisition of the Walnut Hill Medical Center, located in Dallas, Texas the Company applied the Walnut Hill Property Company Loan outstanding principal amount of $20,000,000 to reduce the cash paid at acquisition.
(6)	On July 11, 2014, in connection with the acquisition of the Bay Area Regional Medical Center, located in Webster, Texas, the borrower paid off the outstanding principal and accrued interest in the amount of $29,401,000 on the Bay Area Preferred Equity Loan. See Note 18—“Subsequent Events” for additional information.

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the three and six months ended June 30, 2014 and 2013. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of June 30, 2014 and December 31, 2013.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of June 30, 2014, the weighted average remaining lease term was 12.1 years.

The future minimum rental income from the Company’s investments in real estate assets under non-cancelable operating leases for the six months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2014	$53,432
2015	108,525
2016	109,580
2017	111,190
2018	113,346
Thereafter	1,153,111

$1,649,184

Note 8—Notes Payable

During the six months ended June 30, 2014, the Company entered into three notes payable collateralized by real estate assets in the aggregate amount of $91,466,000 as follows: on January 27, 2014, the Company originated a $20,466,000 note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 335 basis points with a maturity date of January 26, 2019, subject to the Company’s right to two 12-month extensions; on February 25, 2014, the Company originated a $34,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 400 basis points with a maturity date of February 25, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 6.2% per annum; on February 26, 2014, the Company originated a $37,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of February 26, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 3.8% per annum.

As of June 30, 2014 and December 31, 2013, the Company had $290,000,000 and $201,177,000 outstanding in notes payable collateralized by real estate assets, respectively. As of June 30, 2014, the Company had eight fixed rate notes payable in the aggregate amount of $135,680,000, one variable rate note payable in the aggregate amount of $20,304,000 and five variable rate notes payable in the aggregate amount of $134,016,000 that were fixed through interest rate swap agreements. As of June 30, 2014, the notes payable had interest rates ranging from 3.5% to 6.2% and a weighted average interest rate of 4.8%. The notes payable mature on various dates from August 2016 through April 2022.

The principal payments due on the notes payable for the six months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
Six months ending December 31, 2014	$3,273	$—	$3,273
2015	6,803	—	6,803
2016	6,800	13,441	20,241
2017	6,165	74,325	80,490
2018	4,198	45,403	49,601
Thereafter	4,088	125,504	129,592

	$31,327	$258,673	$290,000

Note 9—Credit Facility

On May 28, 2014, the Operating Partnership amended certain agreements related to the Company’s credit facility, or the KeyBank Credit Facility, to include American Momentum Bank, RBS Citizens, N.A., and United Community Bank as lenders and to increase the maximum commitments available under the KeyBank Credit Facility from $225,000,000 to an aggregate of up to $365,000,000, consisting of a $290,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and $75,000,000 in term loans, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The new and existing lenders agreed to make the loans on an unsecured basis (previously all loans were secured by a perfected first priority lien and security interest on the mortgaged properties). The proceeds of loans made under the KeyBank Credit Facility may be used to finance the acquisition of real estate investments, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances.

In connection with the amendment to the KeyBank Credit Facility, the annual interest rate payable under the KeyBank Credit Facility was decreased to, at the Operating Partnership’s option, either (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25% (the margin rate was previously set at a range from 2.25% to 3.00%), which is determined based on the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25% (the margin rate was previously set at a range from 1.00% to 1.75%), which is determined based on the overall leverage of the Operating Partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility was reduced from 0.30% per annum to 0.25% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and from 0.20% per annum to 0.15% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.

In connection with the KeyBank Credit Facility, the Operating Partnership entered into interest swap agreements with KeyBank National Association to effectively fix LIBOR on $55,000,000 out of $75,000,000 of the term loans. The weighted average rate of the fixed portion of the term loans of the KeyBank Credit Facility was 0.91%, resulting in an interest rate ranging from 2.66% to 3.16% per annum. The revolving line of credit and the term loans can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loans that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool. During the six months ended June 30, 2014, the Company paid down $97,000,000 under the KeyBank Credit Facility. As of June 30, 2014, the Company had an outstanding balance of $75,000,000 under the KeyBank Credit Facility and had an aggregate unencumbered pool availability of $125,697,000.

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net consisted of the following as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Below-market leases, net of accumulated amortization of $8,540 and $6,501, respectively (with a weighted average remaining life of 18.0 years and 18.5 years, respectively)	$53,786	$53,962

Note 11—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 12—Related-Party Transactions and Arrangements

Certain affiliates of the Company received fees and compensation in connection with the Offering and will continue to receive fees during the acquisition, management and sale of the assets of the Company. The affiliated Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds. In addition, the Dealer Manager received up to 2.75% of gross offering proceeds as a dealer manager fee. The Dealer Manager, in its sole discretion, re-allowed all or a portion of its dealer manager fee to participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid the Dealer Manager approximately $61,871,000 and $10,289,000 for the three months ended June 30, 2014 and 2013, respectively, and $90,665,000 and $17,348,000 for the six months ended June 30, 2014 and 2013, respectively, for selling commissions and dealer manager fees in connection with the Offering. On June 6, 2014, the Offering terminated.

Organization and offering expenses may be paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor is reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended June 30, 2014 and 2013, the Company reimbursed $545,000 and $2,747,000, respectively, and for the six months ended June 30, 2014 and 2013, the Company reimbursed $991,000 and $4,536,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses are expensed as incurred and offering costs are reported in the accompanying condensed consolidated statement of stockholders’ equity.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended June 30, 2014 and 2013, the Company incurred $6,423,000 and $928,000, respectively, and for the six months ended June 30, 2014 and 2013, the Company incurred $9,305,000 and $2,018,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended June 30, 2014 and 2013, the Company paid $75,000 and $81,000, respectively, and for the six months ended June 30, 2014 and 2013, the Company paid $157,000 and $297,000, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company incurs an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended June 30, 2014 and 2013, the Advisor recognized $3,094,000 and $772,000, respectively, in asset management fees. For the six months ended June 30, 2014 and 2013, the Advisor recognized $5,460,000 and $1,626,000, respectively, in asset management fees. For the three and six months ended June 30, 2014 and 2013, the Advisor waived irrevocably, without recourse, $0 and $180,000, respectively, in asset management fees. For the three and six months ended June 30, 2014, the Advisor deferred receipt of asset management fees because the Company’s modified funds from operations did not exceed its distributions.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended June 30, 2014 and 2013, the Advisor incurred $436,000 and $188,000, respectively, and for the six months ended June 30, 2014 and 2013, the Advisor incurred $871,000 and $428,000, respectively, in operating expenses on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of June 30, 2014, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor, or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of June 30, 2014, the Company did not incur a listing fee.

The Company pays the Property Manager leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor, or its affiliates, both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended June 30, 2014 and 2013, the Company incurred $989,000 and $328,000, respectively, and for the six months ended June 30, 2014 and 2013, the Company incurred $1,631,000 and $608,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of June 30, 2014 and December 31, 2013 (amounts in thousands):

Entity	Fee	June 30, 2014	December 31, 2013
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$13	$1
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	4,885	102
Carter Validus Real Estate Management Services, LLC	Property management fees	216	105
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	171	235
Carter/Validus Advisors, LLC and its affiliates	Offering costs	105	253
Carter/Validus Advisors, LLC and its affiliates	Loan origination fees	10	—

		$5,400	$696

Note 13—Business Combinations

During the six months ended June 30, 2014, the Company completed the acquisition of 100% fee simple interest in four properties (one medical facility and three data centers) that were determined to be business combinations, comprised of four buildings with an aggregate 435,000 square feet of gross leasable area. The aggregate purchase price of the acquisitions determined to be business combinations was $287,830,000, plus closing costs.

The following table summarizes the acquisitions determined to be business combinations during the six months ended June 30, 2014:

Property Description	Date Acquired	Ownership Percentage
Cypress Pointe Surgical Hospital	03/14/2014	100%
Milwaukee Data Center	03/28/2014	100%
Charlotte Data Center	04/28/2014	100%
Chicago Data Center	05/20/2014	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2014 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2014, the Company recognized $4,335,000 of revenues and net loss of $4,462,000 for its business combination acquisitions. In addition, during the six months ended June 30, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $6,041,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statements of comprehensive income.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the six months ended June 30, 2014 (amounts in thousands):

Total
Land	$10,243
Buildings and improvements	247,919
In-place leases	30,294
Tenant improvements	1,238

Total assets acquired	289,694
Below-market leases	(1,864)

Total liabilities acquired	(1,864)

Net assets acquired	$287,830

Assuming the business combinations described above had occurred on January 1, 2013, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the three and six month periods below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Pro forma basis:
Revenues	$36,185	$24,641	$69,839	$49,240
Net income	$16,194	$9,463	$30,110	$20,347
Net income attributable to common stockholders	$15,553	$8,940	$28,825	$19,187

The pro forma information for the three and six months ended June 30, 2014 was adjusted to exclude $5,286,000 and $6,511,000, respectively, of acquisition expenses recorded during such periods. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor is it necessarily indicative of future operating results.

Note 14—Segment Reporting

The Company aggregates data centers and medical facilities into two operating segments for reporting purposes. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers during the three and six months ended June 30, 2014 and 2013.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, interest expense and interest income. The Company believes that segment profit serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Interest income, general and administrative expenses, acquisition related expenses, asset management fees, depreciation and amortization and interest expense are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, real estate-related notes receivables and other assets not attributable to individual properties.

Summary information for the reportable segments during the three and six months ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Data Centers	Medical Facilities	Three Months Ended June 30, 2014

Revenue:
Rental, parking and tenant reimbursement revenue	$19,792	$12,952	$32,744
Expenses:
Rental and parking expenses	(3,875)	(705)	(4,580)

Segment net operating income	$15,917	$12,247	$28,164

Revenue:
Interest income			1,280
Expenses:
General and administrative expenses			(879)
Acquisition related expenses			(5,286)
Asset management fees			(3,094)
Depreciation and amortization			(10,006)

Income from operations			10,179
Interest expense			(4,076)

Net income			$6,103

	Data Centers	Medical Facilities	Three Months Ended June 30, 2013

Revenue:
Rental, parking and tenant reimbursement revenue	$9,649	$4,454	$14,103
Expenses:
Rental and parking expenses	(2,781)	(276)	(3,057)

Segment net operating income	$6,868	$4,178	$11,046

Revenue:
Interest income			1,475
Expenses:
General and administrative expenses			(403)
Acquisition related expenses			(1,601)
Asset management fees			(772)
Depreciation and amortization			(4,105)

Income from operations			5,640
Interest expense			(3,118)

Net income			$2,522

	Data Centers	Medical Facilities	Six Months Ended June 30, 2014

Revenue:
Rental, parking and tenant reimbursement revenue	$35,817	$23,079	$58,896
Expenses:
Rental and parking expenses	(6,981)	(1,340)	(8,321)

Segment net operating income	$28,836	$21,739	$50,575

Revenue:
Interest income			2,431
Expenses:
General and administrative expenses			(1,801)
Acquisition related expenses			(6,511)
Asset management fees			(5,460)
Depreciation and amortization			(18,273)

Income from operations			20,961
Interest expense			(8,227)

Net income			$12,734

	Data Centers	Medical Facilities	Six Months Ended June 30, 2013

Revenue:
Rental, parking and tenant reimbursement revenue	$18,036	$8,528	$26,564
Expenses:
Rental and parking expenses	(4,784)	(587)	(5,371)

Segment net operating income	$13,252	$7,941	$21,193

Revenue:
Interest income			2,260
Expenses:
General and administrative expenses			(1,155)
Acquisition related expenses			(3,197)
Asset management fees			(1,626)
Depreciation and amortization			(7,864)

Income from operations			9,611
Interest expense			(5,907)

Net income			$3,704

Assets by reportable segments as of June 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	June 30, 2014	December 31, 2013
Assets by segment:
Data centers	$902,696	$639,009
Medical facilities	534,831	358,584
All other	515,208	67,071

Total assets	$1,952,735	$1,064,664

Capital additions by reportable segments for the six months ended June 30, 2014 and 2013 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2014	2013
Capital additions by segment:
Data centers	$257,663	$46,488
Medical facilities	153,109	54,640
All other	—	23

Total capital additions	$410,772	$101,151

Note 15—Fair Value

Notes payable – Fixed Rate— The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $137,648,000 and $139,142,000 as of June 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $135,680,000 and $137,049,000 as of June 30, 2014 and December 31, 2013, respectively.

Notes payable – Variable and KeyBank Credit Facility— The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements was approximately $129,911,000 and $62,835,000 as of June 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $134,016,000 and $64,128,000 as of June 30 2014 and December 31, 2013, respectively. The carrying value of the notes payable – variable was $20,304,000 and $0 as of June 30, 2014 and December 31, 2013, respectively, which approximated its fair value. The carrying value of the KeyBank Credit Facility – variable was $20,000,000 and $97,000,000, which approximated its fair value, as of June 30, 2014 and December 31, 2013, respectively. The estimated fair value of the KeyBank Credit Facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $50,374,000 and $51,922,000 as of June 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of June 30, 2014 and December 31, 2013, respectively.

Real estate-related notes receivables, net— The estimated fair value of the real estate-related notes receivables, net was $43,317,000 and $58,176,000 as of June 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $42,208,000 and $54,080,000 as of June 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Contingent consideration— The Company has contingent obligations to transfer cash payments to the former owner in conjunction with a certain acquisition if specified future operational objectives are met over future reporting periods. Liabilities for contingent consideration will be measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes in fair value recorded in earnings as acquisition related expenses.

The estimated fair value and the carrying value of the contingent consideration was $5,030,000 of the fair value hierarchy, as of June 30, 2014, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $5,030,000 in cash and a minimum payout of $0, as of June 30, 2014.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$195	$—	$195

Total assets at fair value	$—	$195	$—	$195

Liabilities:
Derivative liabilities	$—	$(1,103)	$—	$(1,103)
Contingent consideration obligations	—	—	(5,030)	(5,030)

Total liabilities at fair value	$—	$(1,103)	$(5,030)	$(6,133)

	December 31, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$644	$—	$644

Total assets at fair value	$—	$644	$—	$644

Liabilities:
Derivative liabilities	$—	$(44)	$—	$(44)

Total liabilities at fair value	$—	$(44)	$—	$(44)

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2014, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2014 and 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,145,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				June 30, 2014			December 31, 2013
Derivatives Designated as Hedging Instruments	Balance Sheet	Effective	Maturity	Outstanding Notional	Fair Value of		Outstanding Notional	Fair Value of
	Location	Dates	Dates	Amount	Asset	(Liability)	Amount	Asset	(Liability)
Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 02/27/2014	10/11/2017 to 02/27/2019	$189,016	$195	$(1,103)	$119,128	$644	$(44)

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

The table below summarizes the amount of gain or losses recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2014	2013	2014	2013
Amount of (loss) income recognized in OCI on derivatives (effective portion)	$(1,828)	$1,634	$(2,454)	$1,415

Amounts reclassified from accumulated other comprehensive income (effective portion)	$558	$185	$946	$332

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1,307,000. As of June 30, 2014, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2014 and December 31, 2013 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

June 30, 2014	$195	$—	$195	$—	$—	$195

December 31, 2013	$644	$—	$644	$—	$—	$644

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount

June 30, 2014	$1,103	$—	$1,103	$—	$—	$1,103

December 31, 2013	$44	$—	$44	$—	$—	$44

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 17—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2013	$600	$600
Other comprehensive loss before reclassification	(2,454)	(2,454)
Amounts reclassified from accumulated other comprehensive income to net income (effective portion)	946	946

Other comprehensive loss	(1,508)	(1,508)

Balance as of June 30, 2014	$(908)	$(908)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$946	Interest expense

Note 18—Subsequent Events

Distributions Paid

On July 1, 2014, the Company paid aggregate distributions of $9,770,000 ($4,432,000 in cash and $5,338,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from June 1, 2014 through June 30, 2014. On August 1, 2014, the Company paid aggregate distributions of $10,250,000 ($4,646,000 in cash and $5,604,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from July 1, 2014 through July 31, 2014.

Acquisition of the Bay Area Regional Medical Center

On July 11, 2014, the Company, through a majority owned consolidated subsidiary of the Operating Partnership, completed the acquisition of a medical center, or the Bay Area Regional Medical Center, located in Webster, Texas, for a purchase price of $198,000,000, plus closing costs. The acquisition of the Bay Area Regional Medical Center was funded by a $100,000,000 loan (see “Loan Agreement for Bay Area Regional Medical Center” below), $39,200,000 in equity investment from an unaffiliated investor in exchange for a 40% ownership interest in the majority owned consolidated subsidiary and the Operating Partnership funded $58,800,000 in equity investment in exchange for a 60% ownership interest in the majority owned consolidated subsidiary with net proceeds from the Offering.

The Bay Area Regional Medical Center is leased to a single tenant. With respect to this acquisition, the Company has not completed its initial fair value-based purchase price allocation; it is therefore impractical to provide pro forma information, if applicable. In connection with the Company’s acquisition of the Bay Area Regional Medical Center, the borrower repaid, in full, the outstanding balance of the Bay Area Preferred Equity Loan. See Note 6—“Investment in Real Estate-Related Notes Receivables, Net” for additional information.

Loan Agreement for Bay Area Regional Medical Center

On July 11, 2014, in connection with the acquisition of the Bay Area Regional Medical Center, the Company entered into a loan agreement with Capital One, National Association, or Capital One, to obtain an aggregate principal amount of $100,000,000. The loan agreement provides for a 30 day LIBOR plus 450 basis points for a period of eighteen months and 400 basis points after the eighteen month period with a maturity date of July 11, 2019. Concurrent with the entry into the Bay Area Regional Medical Center loan agreement, the Company entered into an interest swap agreement with Capital One for $75,000,000, to effectively fix the variable interest rate on the loan at 6.3% per annum. The term of the swap agreement is co-terminus with the loan.

Follow-On Offering

On July 11, 2014, the Company withdrew the registration statement relating to the Follow-On Offering. The Company did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

Increase in Borrowing Base Availability Under the KeyBank Credit Facility

On July 22, 2014, the Company added the Milwaukee Data Center to the unencumbered pool availability of the KeyBank Credit Facility, which increased the unencumbered pool availability under the KeyBank Credit Facility by approximately $9,750,000. As of August 11, 2014, the Company’s unencumbered pool availability under the KeyBank Credit Facility was $133,745,000 and the outstanding balance under the KeyBank Credit Facility was $75,000,000.

Distributions Declared

On August 1, 2014, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2014 and ending on November 30, 2014. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the September 2014, October 2014 and November 2014 periods will be paid in October 2014, November 2014 and December 2014, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, the notes thereto, and the other unaudited financial data included elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, or the SEC, on March 19, 2014, or the 2013 Annual Report on Form 10-K.

The terms “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.

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

On March 23, 2010, we filed a registration statement on Form S-11 under the Securities Act of 1933, as amended, or the Securities Act, to conduct a best efforts initial public offering, or the Offering, in which we were offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan, or DRIP, under which our stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the of the fair market value per share as determined by our board of directors, for a maximum offering of up to $1,737,500,000. The SEC first declared our registration statement effective as of December 10, 2010.

On May 16, 2014, we reallocated 18,750,000 shares of common stock from the DRIP offering to the primary portion of the Offering. As a result of this reallocation, we were authorized to sell a maximum of 168,750,000 shares of common stock at a price of $10.00 per share, and up to 6,250,000 additional shares of common stock pursuant to the DRIP, under which our stockholders may elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the of the fair market value per share as determined by our board of directors, for a maximum offering of up to $1,746,875,000.

On June 6, 2014, the Offering terminated. We had raised $1,716,046,000 in gross proceeds from the Offering (including proceeds from the DRIP) before offering expenses, selling commissions and dealer manager fees.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP, or the Follow-On Offering. On July 11, 2014, we withdrew the registration statement relating to the Follow-On Offering. We did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our offering. As of June 30, 2014, no shares of common stock were issued pursuant to the Second DRIP.

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

We currently operate through two reportable segments – data centers and medical facilities. As of June 30, 2014, we had completed 38 acquisitions (including one property owned through a consolidated partnership) comprised of 49 buildings and parking facilities and approximately 3,907,000 square feet of gross leasable area (excluding parking facilities), for an aggregate purchase price of $1,378,127,000. As of June 30, 2014, we had also invested in real estate-related notes receivables in the aggregate principal amount outstanding of $41,480,000.

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

Qualification as a REIT

To maintain our qualification as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to stockholders. As a REIT, we generally are not subject to federal income tax on taxable income that we distribute to our stockholders.

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

Segment Reporting

The Company reports its financial performance based on two reporting segments. See Note 14—“Segment Reporting” to the condensed consolidated financial statements for additional information on the Company’s two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisition, the operating performance of our real estate investments and our investments in real estate-related notes receivables. The following table shows the property statistics of our real estate properties as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Number of commercial properties (2)	37	22
Approximate aggregate rentable square feet (1)	3,761,000	1,697,000
Weighted average percentage of rentable square feet leased	96%	100%

(1)	Excludes parking facilities.
(2)	As of June 30, 2014, we owned 38 properties and one property was under construction.

The following table summarizes our real estate investment activity during the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Commercial properties acquired	3	4	6	7
Approximate aggregate purchase price of acquired properties	$291,865,000	$46,400,000	$435,055,000	$100,900,000
Approximate aggregate rentable square feet	458,000	154,198	780,000	452,068

As shown in the table above, we owned 37 commercial properties as of June 30, 2014, compared to 22 commercial properties as of June 30, 2013. Accordingly, our results of operations for the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, are not comparable; therefore, we have not included the percentage change.

The following table summarizes our investments in real estate-related notes receivables as of June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
Number of notes receivables outstanding	4	4
Real estate-related notes receivables, net	$42,208,000	$60,317,000

The following table summarizes our activity in investments in real estate-related notes receivables for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Number of notes receivables originated	—	1	—	1
Number of notes receivables repaid	—	1	1	1
Interest income earned on notes receivables	$1,280,000	$1,475,000	$2,431,000	$2,260,000

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue. Revenue increased $18,446,000 to $34,024,000 for the three months ended June 30, 2014, as compared to $15,578,000 for the three months ended June 30, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and interest income. Rental and parking revenue increased $17,763,000 to $29,391,000 for the three months ended June 30, 2014, as compared to $11,628,000 for the three months ended June 30, 2013, and tenant reimbursement revenue increased $878,000 to $3,353,000 for the three months ended June 30, 2014, as compared to $2,475,000 for the three months ended June 30, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 37 properties with leases in-place as of June 30, 2014 as compared to 22 properties with leases in-place as of June 30, 2013. Interest income decreased $195,000 to $1,280,000 for the three months ended June 30, 2014, as compared to $1,475,000 for the three months ended June 30, 2013. The decrease was primarily due to a decrease in real estate-related notes receivables income of $49,000 and loan commitment fees of $432,000, offset by a decrease in loan origination fees of $286,000.

Rental and Parking Expenses. Rental and parking expenses increased $1,523,000 to $4,580,000 for the three months ended June 30, 2014, as compared to $3,057,000 for the three months ended June 30, 2013. The increase was primarily due to owning 37 properties with leases in-place as of June 30, 2014 as compared to 22 properties with leases in-place as of June 30, 2013, which resulted in increased utility costs of $529,000, increased property management fees of $661,000, increased administrative costs of $336,000 and increased other rental and parking expenses of $78,000, offset by a decrease in real estate taxes of $81,000.

General and Administrative Expenses. General and administrative expenses increased $476,000 to $879,000 for the three months ended June 30, 2014, as compared to $403,000 for the three months ended June 30, 2013. The increase was primarily due to an increase in allocated personnel costs and allocated overhead costs, which resulted in increased personnel costs and professional fees of $346,000 and increased other administrative expenses of $130,000.

Acquisition Related Expenses. Acquisition related expenses increased $3,685,000 to $5,286,000 for the three months ended June 30, 2014, as compared to $1,601,000 for the three months ended June 30, 2013. The increase primarily related to acquisition fees and expenses associated with the purchase of two properties acquired during the three months ended June 30, 2014, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the three months ended June 30, 2013, acquisition fees and expenses related to the acquisitions of four properties that were determined to be business combinations. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $2,322,000 to $3,094,000 for the three months ended June 30, 2014, as compared to $772,000 for the three months ended June 30, 2013. The increase in asset management fees was primarily related to fees incurred for investments in real estate and investments in real estate-related notes receivables. For the three months ended June 30, 2014 and 2013 the Advisor waived irrevocably, without recourse, asset management fees of $0 and $180,000, respectively.

Depreciation and Amortization. Depreciation and amortization increased $5,901,000 to $10,006,000 for the three months ended June 30, 2014, as compared to $4,105,000 for the three months ended June 30, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties of $789,747,000 as of June 30, 2014, compared to $312,660,000 as of June 30, 2013.

Interest Expense. Interest expense increased $958,000 to $4,076,000 for the three months ended June 30, 2014, as compared to $3,118,000 for the three months ended June 30, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility (as defined below) of $1,314,000, and increased amortization expense of debt issue costs of $334,000, offset by increased interest income earned on deposits at banks in the amount of $159,000 and capitalized interest of $531,000. The increase in interest expense on notes payable and the KeyBank Credit Facility of $1,314,000 was due to having an outstanding balance on notes payable in the amount of $290,000,000 and an outstanding balance on the KeyBank Credit Facility of $75,000,000 as of June 30, 2014, as compared to an outstanding balance on notes payable in the amount of $169,259,000 and an outstanding balance on the KeyBank Credit Facility of $55,000,000 as of June 30, 2013.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenue. Revenue increased $32,503,000 to $61,327,000 for the six months ended June 30, 2014, as compared to $28,824,000 for the six months ended June 30, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and interest income. Rental and parking revenue increased $30,552,000 to $52,801,000 for the six months ended June 30, 2014, as compared to $22,249,000 for the six months ended June 30, 2013, and tenant reimbursement revenue increased $1,780,000 to $6,095,000 for the six months ended June 30, 2014, as compared to $4,315,000 for the six months ended June 30, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 37 properties with leases in-place as of June 30, 2014, as compared to 22 properties with leases in-place as of June 30, 2013. Interest income increased $171,000 to $2,431,000 for the six months ended June 30, 2014, compared to $2,260,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in real estate-related notes receivables income of $792,000 and a decrease in loan origination fees of $23,000, offset by a decrease in loan commitment fees of $644,000.

Rental and Parking Expenses. Rental and parking expenses increased $2,950,000 to $8,321,000 for the six months ended June 30, 2014, as compared to $5,371,000 for the six months ended June 30, 2013. The increase was primarily due to owning 37 properties with leases in-place as of June 30, 2014, as compared to 22 properties with leases in-place as of June 30, 2013, which resulted in increased utility costs of $1,086,000, increased real estate taxes of $141,000, increased property management fees of $1,023,000, increased administrative costs of $567,000 and increased other rental and parking expenses of $133,000 for such period.

General and Administrative Expenses. General and administrative expenses increased $646,000 to $1,801,000 for the six months ended June 30, 2014, as compared to $1,155,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in allocated personnel costs and allocated overhead costs, which resulted in increased personnel costs and professional fees of $431,000, increased state taxes of $57,000 and increased other administrative expenses of $158,000.

Acquisition Related Expenses. Acquisition related expenses increased $3,314,000 to $6,511,000 for the six months ended June 30, 2014, as compared to $3,197,000 for the six months ended June 30, 2013. The increase primarily related to acquisition fees and expenses associated with the purchase of four properties acquired during the six months ended June 30, 2014, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the six months ended June 30, 2013, acquisition fees and expenses related to the acquisitions of seven properties that were determined to be business combinations. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $3,834,000 to $5,460,000 for the six months ended June 30, 2014, as compared to $1,626,000 for the six months ended June 30, 2013. The increase in asset management fees was primarily related to fees incurred for investments in real estate and investments in real estate-related notes receivables. For the six months ended June 30, 2014 and 2013 the Advisor waived irrevocably, without recourse, asset management fees of $0 and $180,000, respectively.

Depreciation and Amortization. Depreciation and amortization increased $10,409,000 to $18,273,000 for the six months ended June 30, 2014, as compared to $7,864,000 for the six months ended June 30, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties of $789,747,000 as of June 30, 2014, compared to $312,660,000 as of June 30, 2013.

Interest Expense. Interest expense increased $2,320,000 to $8,227,000 for the six months ended June 30, 2014, as compared to $5,907,000 for the six months ended June 30, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility of $2,412,000 and increased amortization expense of debt issue costs of $639,000, offset by increased interest income earned on deposits at banks in the amount of $200,000 and capitalized interest of $531,000. The increase in interest expense on notes payable and the KeyBank Credit Facility of $2,412,000 was due to having an outstanding balance on notes payable in the amount of $290,000,000 and an outstanding balance on the KeyBank Credit Facility of $75,000,000 as of June 30, 2014, as compared to an outstanding balance on notes payable in the amount of $169,259,000 and an outstanding balance on the KeyBank Credit Facility of $55,000,000 as of June 30, 2013.

Organization and Offering Costs

We reimburse our Advisor or its affiliates for organization and offering costs it incurs on our behalf, but only to the extent the reimbursement would not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. As of June 30, 2014, since inception, we paid approximately $156,519,000 in selling commissions and dealer manager fees to our dealer manager and we reimbursed our Advisor or its affiliates approximately $14,063,000 in offering expenses, and incurred approximately $3,832,000 of other organization and offering costs. Other organizational and offering costs (other than selling commissions and dealer manager fees) were approximately $17,895,000, or 1.04%, of total gross offering proceeds which were $1,716,046,000.

When incurred, other organization costs are expensed as incurred and selling commissions and dealer manager fees are charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 12—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Real Estate-Related Notes Receivables, Net

We have invested, and may continue to invest, in notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of June 30, 2014, we had investments in four real estate-related notes receivables, which are intended to be held to maturity. As of June 30, 2014, the aggregate balance on the investments in real estate-related notes receivables, net was $42,208,000.

Liquidity and Capital Resources

Our principal demands for funds will be for real estate and real estate-related investments, for the payment of acquisition related costs, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds from the Offering and future proceeds from secured and unsecured financings to complete future real estate-related investments. As the Offering has closed, we expect to meet cash needs for real estate-related investments from proceeds raised pursuant to the DRIP, cash flows from operations and from debt financings. The sources of our operating cash flows will primarily be provided by the rental income received from current and future tenants of our leased properties. On June 6, 2014, the Offering terminated. We had raised $1,716,046,000 in gross proceeds from the Offering (including proceeds from the DRIP) before offering expenses, selling commissions and dealer manager fees.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, funds from the Offering, and proceeds from the DRIP, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We expect our operating cash flows to increase as we acquire additional properties.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and redemptions to stockholders, and interest and principal payments on current and future indebtedness.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, however, we may use other sources to fund distributions, as necessary, excluding proceeds from our Offering, borrowing on the KeyBank Credit Facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $1.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2014, we had $3.2 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures.

KeyBank Credit Facility

As of June 30, 2014, the maximum principal amount available under the KeyBank Credit Facility was $365,000,000, consisting of a $290,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and $75,000,000 in term loans, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties. See Note 9—“Credit Facility.”

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The unencumbered pool availability under the KeyBank Credit Facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. As of June 30, 2014, we had drawn down $75,000,000 under the KeyBank Credit Facility and we had an aggregate unencumbered pool availability of $125,697,000. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) a maximum property value requirement; (ii) a maximum ratio of liabilities to asset value; (iii) a maximum daily distribution covenant; (iv) a minimum number of unencumbered pool properties in the unencumbered pool; (v) a minimum consolidated net worth; and (vi) a minimum unencumbered pool actual debt service coverage ratio. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at June 30, 2014.

Cash Flows

Operating Activities. During the six months ended June 30, 2014, net cash provided by operations increased $21,471,000 to $29,517,000, as compared to $8,046,000 for the six months ended June 30, 2013. The change was primarily due to our 2013 and 2014 acquisitions, which resulted in an increase in operating income from our properties, coupled with the deferral of asset management fees.

Investing Activities. Net cash used in investing activities increased $285,990,000 to $423,315,000 for the six months ended June 30, 2014, as compared to $137,325,000 for the six months ended June 30, 2013. The increase was primarily due to the acquisition of six commercial properties for an aggregate purchase price of $410,025,000 during the six months ended June 30, 2014, compared to the acquisition of seven commercial properties for an aggregate purchase price of $100,900,000 during the six months ended June 30, 2013; offset by a decrease in real estate-related notes receivables, net of $27,150,000 to $8,350,000 for the six months ended June 30, 2014, compared to $35,500,000 net, for the six months ended June 30, 2013.

Financing Activities. Net cash provided by financing activities increased $692,799,000 to $861,453,000 for the six months ended June 30, 2014, as compared to $168,654,000 for the six months ended June 30, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $706,978,000, an increase in net escrow funds of $1,112,000, a decrease in distributions to noncontrolling interests in consolidated partnerships of $155,000, an increase in payments of deferred financing costs of $2,730,000, a decrease in net borrowings on the credit facility and notes payable of $89,000, an increase in distributions to stockholders of $11,627,000 and an increase in repurchase of common stock of $1,000,000.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Distributions paid in cash - common stockholders	$16,567,000			$4,940,000
Distributions reinvested (shares issued)	17,126,000			4,021,000

Total distributions	$33,693,000	(1)		$8,961,000

Source of distributions:
Cash flows provided by operations (2)	$16,567,000		49%	$4,940,000	55%
Offering proceeds from issuance of common stock pursuant to the DRIP	17,126,000		51%	4,021,000	45%

Total sources	$33,693,000		100%	$8,961,000	100%

(1)	Total distributions declared but not paid as of June 30, 2014 were $9.8 million for common stockholders. These distributions were paid on July 1, 2014.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the six months ended June 30, 2014, we paid and declared distributions of approximately $33.7 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO (as defined below) and MFFO (as defined below) for the six months ended June 30, 2014 of $28.1 million and $27.0 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Obligations

As of June 30, 2014, we had approximately $365,000,000 of debt outstanding, of which $290,000,000 related to notes payable and $75,000,000 related to the Key Bank Credit Facility. See Note 8—“Notes Payable” and Note 9—“Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2014 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Principal payments — fixed rate debt	$2,672	$30,435	$50,858	$51,715	$135,680
Interest payments — fixed rate debt	6,347	13,346	7,743	7,816	35,252
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	2,953	6,828	179,235	—	189,016
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	7,179	15,862	8,902	—	31,943
Principal payments — variable rate debt	484	1,150	38,670	—	40,304
Interest payments — variable rate debt	971	2,158	1,347	—	4,476
Commitments — real estate-related notes receivables	11,645	—	—	—	11,645
Contingent consideration (3)	—	5,030	—	—	5,030
Tenant improvements	1,342	41,602	1,717	—	44,661

Total	$33,593	$116,411	$288,472	$59,531	$498,007

(1)	As of June 30, 2014, we had an aggregate of $189.0 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2014 to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified operating objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $5,030,000 in 2016.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agreed to pay certain fees to, or reimburse certain expenses of, our Advisor, or its affiliates, for acquisition fees and expenses, organization and offering expenses, sales commissions, dealer manager fees, asset and property management fees and reimbursement of operating costs. Refer to Note 12—“Related-Party Transactions and Arrangements” to our condensed consolidated unaudited financial statements included in this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income (loss) as determined under GAAP.

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

The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.

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

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in the Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

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

In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income (loss) in determining cash flows from operations in accordance with GAAP.

We use MFFO and the adjustments used to calculate it in order to evaluate our performance against other publicly registered, non-listed REITs, which intend to have limited lives with short and defined acquisition periods and targeted exit strategies shortly thereafter. As noted above, MFFO may not be a useful measure of the impact of long-term operating performance if we do not continue to operate in this manner. We believe that our use of MFFO and the adjustments used to calculate it allow us to present our performance in a manner that reflects certain characteristics that are unique to publicly registered, non-listed REITs, such as their limited life, limited and defined acquisition period and targeted exit strategy, and hence the use of such measures may be useful to investors. For example, acquisition fees and expenses are intended to be funded from the proceeds of our offering and other financing sources and not from operations. By excluding acquisition fees and expenses, the use of MFFO provides information consistent with management’s analysis of the operating performance of its real estate assets. Additionally, fair value adjustments, which are based on the impact of current market fluctuations and underlying assessments of general market conditions, but can also result from operational factors such as rental and occupancy rates, may not be directly related or attributable to our current operating performance. By excluding such charges that may reflect anticipated and unrealized gains or losses, we believe MFFO provides useful supplemental information.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2014 and 2013 (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income attributable to common stockholders	$5,463	$2,001	$11,449	$2,864
Adjustments:
Depreciation and amortization - real estate	10,006	4,105	18,273	7,864
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(831)	(824)	(1,662)	(1,643)

FFO	$14,638	$5,282	$28,060	$9,085

Adjustments:
Acquisition related expenses (1)	$5,286	$1,601	$6,511	$3,197
Amortization of above and below-market leases (2)	(996)	(972)	(1,959)	(1,839)
Straight-line rents (3)	(3,876)	(1,136)	(6,590)	(2,320)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	480 (4)	515 (5)	963 (6)	1,029 (7)

MFFO	$15,532	$5,290	$26,985	$9,152

Weighted average common shares outstanding - basic	141,345,082	33,830,429	114,104,136	28,911,913

Weighted average common shares outstanding - diluted	141,369,156	33,844,471	114,129,241	28,926,705

Net income per common share - basic	$0.04	$0.06	$0.10	$0.10

Net income per common share - diluted	$0.04	$0.06	$0.10	$0.10

FFO per common share - basic	$0.10	$0.16	$0.25	$0.31

FFO per common share - diluted	$0.10	$0.16	$0.25	$0.31

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $116,000 related to straight-line rents and $364,000 related to above and below-market leases.
(5)	Of this amount, $151,000 related to straight-line rents and $364,000 related to above and below-market leases.
(6)	Of this amount, $234,000 related to straight-line rents and $729,000 related to above and below-market leases.
(7)	Of this amount, $300,000 related to straight-line rents and $729,000 related to above and below-market leases.

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

As of June 30, 2014, we had eight fixed rate notes payable in the aggregate amount of $135.7 million, five variable rate notes payable in the aggregate amount of $134.0 million that were fixed through interest rate swap agreements, one variable rate note payable in the aggregate amount of $20.3 million, and $75.0 million borrowed under the KeyBank Credit Facility, of which $55.0 million was fixed through interest rate swap agreements and $20.0 million was variable rate. As of June 30, 2014, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.3%.

As of June 30, 2014, $40.3 of the $365.0 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.64% per annum. As of June 30, 2014, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.2 million per year, assuming all of our derivatives remained effective hedges.

As of June 30, 2014, we had eight interest rate swap agreements outstanding, which mature on various dates from October 2017 through February 2019, with an aggregate notional amount under the swap agreements of $189.0 million and an aggregate settlement value of $(1.1) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2014, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps of $2.3 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2014, were effective.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2014, our cash flows provided by operations of approximately $29.5 million was a shortfall of $4.2 million, or 12.5%, of our distributions paid (total distributions were approximately $33.7 million, of which $16.6 million was cash and $17.1 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. For the year ended December 31, 2013, our cash flows provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

As a result of the termination of the Offering, the following risk factors, which are included in our Annual Report on Form 10-K, are no longer material and are hereby deleted:

•	Our dealer manager has limited experience in public offerings, which may affect the amount of funds it raises in the Offering.

•	The offering price for our shares is not based on the book value or net asset value of our current expected investments or our current or expected operating income.

•	Payment of fees and reimbursements to our Advisor and their affiliates reduces cash available for investment and distribution.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 27, 2014, we granted an aggregate of 9,000 shares of common stock under our 2010 Restricted Share Plan to our independent directors in connection with such independent directors’ re-election to our board of directors. The shares were not registered under the Securities Act of 1933, as amended, or the Securities Act, and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities for the three months ended June 30, 2014.

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175.0 million shares of common stock, was declared effective under the Securities Act. We were offering a maximum of 150.0 million shares of common stock for $10.00 per share and up to 25.0 million shares of common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,737.5 million. On May 16, 2014, we reallocated 18.8 million shares of common stock from the DRIP offering to the primary portion of the Offering. As a result of this reallocation, the Offering offered up to a maximum of 168.8 million shares of common stock for $10.00 per share and up to 6.2 million shares of common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,746.9 million.

On June 6, 2014, we terminated the Offering. We had received subscriptions for gross proceeds of approximately $1,716.0 million. From the offering proceeds, we paid $26.8 million in acquisition fees to our Advisor, $9.6 million in acquisition related costs and $14.1 million in organization and offering costs to our Advisor and to SC Distributors as of June 30, 2014. With the remaining offering proceeds, joint venture equity and indebtedness, we acquired $1,360.8 million in total gross real estate. In addition, we invested an aggregate of $105.8 million in real estate-related notes receivables. As of June 30, 2014, a total of $37.7 million in distributions were reinvested in, and 4.0 million shares of common stock were issued, pursuant to the DRIP.

As of June 30, 2014, approximately $0.1 million remained payable to our dealer manager and our Advisor or its affiliates for costs related to the Offering.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to the Follow-On Offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. On July 11, 2014, we withdrew the registration statement relating to the Follow-On Offering. We did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our offering. As of June 30, 2014, no shares of common stock were issued pursuant to the Second DRIP.

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

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount stockholder paid for each share; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid continuously for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended June 30, 2014, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
04/01/2014	04/30/2014	14,933	$9.53	14,933		(1)
05/01/2014	05/31/2014	28,373	$9.65	28,373		(1)
06/01/2014	06/30/2014	14,898	$9.37	14,898		(1)

Total		58,204		58,204

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended June 30, 2014, we redeemed approximately $554,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the June 30, 2014 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: August 13, 2014	By	/S/ JOHN E. CARTER

John E. Carter
Chief Executive Officer and President (Principal Executive Officer)

Date: August 13, 2014	By	/S/ TODD M. SAKOW

Todd M. Sakow

Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated April 14, 2014 attached to the Registration Statement on Form S-3, filed on April 14, 2014)

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.1	Joinder Agreement by HC-42570 South Airport Road, LLC, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.2	Assignment of Leases and Rents by HC-42570 South Airport Road, LLC to KeyBank National Association, dated March 14, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.3	Act of Mortgage, Security Agreement and Assignment of Leases and Rents by HC-42570 South Airport Road, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.4	Joinder Agreement by DC-1805 Center Park Drive, LLC, to KeyBank National Association, as Agent, dated April 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.5	Assignment of Leases and Rents by DC-1805 Center Park Drive, LLC to KeyBank National Association, dated April 28, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.6	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by DC-1805 Center Park Drive, LLC, as Grantor, to KeyBank National Association, as Beneficiary, dated April 28, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.7	Purchase Agreement, dated April 4, 2014, between Ascent CH2, LLC and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.8	Assignment of Purchase Agreement, dated May 14, 2014, between Carter Validus Properties, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.9	Assignment and Assumption of Leases, dated May 20, 2014, between Ascent CH2, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.10	Second Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated May 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2014, and incorporated herein by reference)

10.11	Joinder Agreement by DC-1099 Walnut Ridge Drive, LLC, to KeyBank National Association, as Agent, dated July 22, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2014, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.