Form 10-Q
period 2014-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2014-11-14
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-54675

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-1550167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

4211 West Boy Scout Blvd., Suite 500 Tampa, Florida 33607	N/A
(Former address, if changed since last report)	(Former name and former fiscal year, if changed since last report)

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

As of November 10, 2014, there were approximately 173,922,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2014 and December 31, 2013

(in thousands, except share amounts)

	(Unaudited)
	September 30, 2014	December 31, 2013
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$142,374	$92,052
Buildings and improvements ($95,695 and $95,529 related to VIE)	1,588,185	791,574
Construction in process	54,971	—
Acquired intangible assets ($16,189 and $16,189 related to VIE)	223,073	121,214

	2,008,603	1,004,840
Less: accumulated depreciation and amortization ($11,689 and $8,419 related to VIE)	(59,018)	(27,619)

Total real estate, net ($104,475 and $107,579 related to VIE)	1,949,585	977,221
Cash and cash equivalents ($261 and $411 related to VIE)	75,243	7,511
Real estate-related notes receivables, net	20,350	54,080
Other assets ($5,372 and $3,968 related to VIE)	52,498	25,852

Total assets	$2,097,676	$1,064,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,216 and $53,746 related to VIE)	$387,730	$201,177
Credit facility	75,000	152,000
Accounts payable due to affiliates ($69 and $15 related to VIE)	9,645	696
Accounts payable and other liabilities ($1,773 and $1,411 related to VIE)	31,709	15,546
Intangible lease liabilities, less accumulated amortization of $9,638 and $6,501, respectively ($14,937 and $16,410 related to VIE)	61,991	53,962

Total liabilities	566,075	423,381
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 173,807,656 and 73,238,145 shares issued, respectively; 173,411,808 and 73,137,569 shares outstanding, respectively	1,735	731
Additional paid-in capital	1,542,201	641,019
Accumulated distributions in excess of earnings	(84,177)	(33,154)
Accumulated other comprehensive (loss) income	(126)	600

Total stockholders’ equity	1,459,633	609,196
Noncontrolling interests	71,968	32,087

Total equity	1,531,601	641,283

Total liabilities and stockholders’ equity	$2,097,676	$1,064,664

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2014 and 2013

(in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue:
Rental and parking revenue	$38,486	$13,373	$91,287	$35,622
Tenant reimbursement revenue	4,164	2,537	10,259	6,852
Real estate-related notes receivables interest income	(257)	1,936	2,174	4,195

Total revenue	42,393	17,846	103,720	46,669
Expenses:
Rental and parking expenses	6,108	3,155	14,429	8,526
General and administrative expenses	1,411	539	3,212	1,694
Acquisition related expenses	4,087	1,402	10,598	4,599
Asset management fees	4,078	457	9,538	2,083
Depreciation and amortization	13,002	4,727	31,275	12,591

Total expenses	28,686	10,280	69,052	29,493
Income from operations	13,707	7,566	34,668	17,176

Interest expense	5,201	3,119	13,428	9,025

Net income	8,506	4,447	21,240	8,151
Net income attributable to noncontrolling interests in consolidated partnerships	(1,152)	(597)	(2,437)	(1,437)

Net income attributable to common stockholders	$7,354	$3,850	$18,803	$6,714

Other comprehensive income (loss):
Unrealized (loss) income on interest rate swaps	(59)	(683)	(2,513)	732
Reclassification of previous unrealized loss on interest rate swaps into net income	841	189	1,787	521

Other comprehensive income (loss)	782	(494)	(726)	1,253
Comprehensive income attributable to common stockholders	$8,136	$3,356	$18,077	$7,967

Weighted average number of common shares outstanding:
Basic	172,914,286	46,757,918	133,908,958	34,925,951

Diluted	172,931,516	46,774,585	133,928,250	34,944,118

Net income per common share attributable to common stockholders:
Basic	$0.04	$0.08	$0.14	$0.19

Diluted	$0.04	$0.08	$0.14	$0.19

Distributions declared per common share	$0.18	$0.18	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2014

(in thousands, except for share data)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$609,196	$32,087	$641,283
Issuance of common stock	97,015,664	970	965,239	—	—	966,209	—	966,209
Vesting of restricted stock	8,250	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	3,545,598	36	33,648	—	—	33,684	—	33,684
Contributions from noncontrolling interests	—	—	—	—	—	—	39,914	39,914
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,470)	(2,470)
Distributions declared to common stockholders	—	—	—	(69,826)	—	(69,826)	—	(69,826)
Commissions on sale of common stock and related dealer-manager fees	—	—	(90,665)	—	—	(90,665)	—	(90,665)
Other offering costs	—	—	(4,273)	—	—	(4,273)	—	(4,273)
Redemption of common stock	(295,273)	(2)	(2,835)	—	—	(2,837)	—	(2,837)
Stock-based compensation	—	—	68	—	—	68	—	68
Other comprehensive loss	—	—	—	—	(726)	(726)	—	(726)
Net income	—	—	—	18,803	—	18,803	2,437	21,240

Balance, September 30, 2014	173,411,808	$1,735	$1,542,201	$(84,177)	$(126)	$1,459,633	$71,968	$1,531,601

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

For the Nine Months Ended September 30, 2014 and 2013

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Consolidated net income	$21,240	$8,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,275	12,591
Amortization of deferred financing costs	1,893	822
Amortization of intangible lease assets	145	120
Amortization of intangible lease liabilities	(3,147)	(2,917)
Amortization of origination costs and commitment fees	1,167	(236)
Straight-line rent	(11,634)	(3,631)
Stock-based compensation	68	51
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,635	3,302
Accounts payable due to affiliates	8,949	9
Other assets	(1,244)	(1,784)

Net cash provided by operating activities	53,347	16,478

Cash flows from investing activities:
Investment in real estate	(952,950)	(233,483)
Development expenditures	(13,074)	(378)
Investment in real estate-deposits	(1,560)	573
Other deposits	—	(167)
Real estate-related notes receivables advances	(14,644)	(63,650)
Collections of real estate-related notes receivables	27,500	37,300
Origination costs net of commitment fees related to real estate-related notes receivables	(293)	(1,141)

Net cash used in investing activities	(955,021)	(260,946)

Cash flows from financing activities:
Proceeds from notes payable	191,466	14,000
Payments on notes payable	(4,913)	(2,422)
Proceeds from credit facility	20,000	17,500
Payments of credit facility	(97,000)	(18,000)
Payments of deferred financing costs	(7,047)	(3,763)
Repurchase of common stock	(2,837)	(273)
Offering costs on issuance of common stock	(94,938)	(38,508)
Distributions to stockholders	(30,312)	(8,900)
Proceeds from issuance of common stock	966,209	333,331
Payments to escrow funds	(12,137)	(2,297)
Collections of escrow funds	3,471	2,016
Proceeds from noncontrolling interest in consolidated partnerships	39,914	—
Distributions to noncontrolling interests in consolidated partnerships	(2,470)	(2,331)

Net cash provided by financing activities	969,406	290,353

Net change in cash	67,732	45,885
Cash and cash equivalents - Beginning of period	7,511	4,377

Cash and cash equivalents - End of period	$75,243	$50,262

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$33,684	$7,452
Net unrealized (loss) gain on interest rate swap	$(726)	$1,253
Real estate-related notes receivables converted to investment in real estate	$20,000	$—
Accrued contingent consideration	$5,030	$—
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,362	$12,491	$8,506

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2014

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

On June 6, 2014, the Offering terminated. The Company raised gross proceeds of approximately $1,716,046,000 in the Offering (including shares of common stock pursuant to the DRIP).

On April 14, 2014, the Company filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the DRIP, or the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, the Company did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of the Offering. As of September 30, 2014, approximately 1,180,000 shares of common stock were issued pursuant to the Second DRIP. As of September 30, 2014, approximately 9,346,000 shares of common stock were remaining in the Second DRIP.

On October 11, 2013, the Company filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP, or the Follow-On Offering. On July 11, 2014, the Company withdrew the registration statement related to the Follow-On Offering. The Company did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

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

Carter Validus Real Estate Management Services, LLC, or the Property Manager, a wholly owned subsidiary of Carter/Validus REIT Investment Management Company, LLC, the Company’s sponsor, serves as the Company’s property manager. SC Distributors, LLC, or the Dealer Manager, was organized in March 2009 and served as the dealer manager for the Offering. On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of the Dealer Manager, was acquired by RCS Capital Corp. There has been no impact to the operations of the Company as a result of this transaction. The Dealer Manager received compensation and fees for services related to the Offering. The Advisor, and the Property Manager received, and will receive, fees during the acquisition and operational stages and will receive fees during the liquidation stage of the Company.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Concentration of Credit Risk and Significant Leases

As of September 30, 2014, the Company had cash on deposit, including restricted cash, in 11 financial institutions, 10 of which had deposits in excess of current federally insured levels totaling $87.3 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of September 30, 2014, the Company owned real estate investments in 33 metropolitan statistical areas, or MSAs, (including two real estate investments owned through consolidated partnerships), one of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas area accounted for an aggregate of 18.6% of rental revenue for the nine months ended September 30, 2014.

As of September 30, 2014, the Company had one tenant that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 21.0% of rental revenue for the nine months ended September 30, 2014.

Share Repurchase Program

The Company approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it determines appropriate. During the nine months ended September 30, 2014, the Company received valid redemption requests related to approximately 295,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $2,837,000 (an average of $9.62 per share). During the nine months ended September 30, 2013, the Company received valid redemption requests related to approximately 29,000 shares of common stock, all of which were redeemed for an aggregate purchase price of approximately $273,000 (an average of $9.41 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Diluted earnings per share reflect the effect of approximately 17,000 shares and 17,000 shares for the three months ended September 30, 2014 and 2013, respectively, and 19,000 shares and 18,000 shares for the nine months ended September 30, 2014 and 2013, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Interest Capitalization

Interest incurred related to the renovation of acquired real estate investments is capitalized during the renovation period. The Company capitalized interest of approximately $831,000 and $1,362,000 for the three and nine months ended September 30, 2014, respectively, and $0 for the three and nine months ended September 30, 2013.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of a certain acquisition, unless fees in excess of such limits are approved by a majority of the Company’s disinterested directors, including a majority of its independent directors. For the nine months ended September 30, 2014 and 2013, acquisition fees and acquisition related costs totaled $22,878,000 and $6,443,000, respectively, which did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods. Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses of approximately $4,087,000 and $1,402,000 for the three months ended September 30, 2014 and 2013, respectively, and $10,598,000 and $4,599,000, for the nine months ended September 30, 2014 and 2013, respectively. The Company capitalized acquisition fees and expenses of approximately $7,451,000 and $1,844,000 for the three months ended September 30, 2014 and 2013, respectively, and $12,280,000 and $1,844,000 for the nine months ended September 30, 2014 and 2013, respectively.

2014 Real Estate Investments

During the nine months ended September 30, 2014, the Company completed fourteen real estate acquisitions, of which eight of the real estate acquisitions were determined to be business combinations and six of the real estate acquisitions were determined to be asset acquisitions. The following table summarizes the cash paid for investments in real estate (amounts in thousands):

Nine Months Ended September 30, 2014
Investments in real estate:
Purchase price of business combinations	$469,586
Purchase price of asset acquisitions (1)	508,394

Total purchase price of assets acquired	977,980

Non-cash transactions:
Real estate-related notes receivables converted to investment in real estate	20,000
Contingent consideration (2)	5,030

Cash paid for investments in real estate (3)	$952,950

(1)	Of this amount, $53,697,000 was allocated to intangible assets.
(2)	Liabilities for contingent consideration are measured at fair value each reporting period with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes to fair value will be recorded within earnings. See Note 15—“Fair Value” for information about fair value measurements of contingent consideration liabilities.
(3)	In connection with the acquisition of two real estate investments, the Company obtained financing of $134,000,000, with the remaining balance of the purchase price paid using cash proceeds from the Offering.

Consolidated Partnership

Bay Area Regional Medical Center

On July 11, 2014, the Company, through a majority owned consolidated subsidiary of the Operating Partnership, completed the acquisition of a medical center, or the Bay Area Regional Medical Center, located in Webster, Texas, for the purchase price of $198,000,000, plus closing costs. The acquisition of the Bay Area Regional Medical Center was funded by a $100,000,000 loan, $39,900,000 in equity investment from an unaffiliated investor in exchange for a 40% ownership interest and the Operating Partnership funded $73,847,000 in equity investment in exchange for a 60% ownership interest with net proceeds from the Offering. Upon acquisition, the Company recorded the fair value of noncontrolling interest at $39,900,000.

On July 7, 2014, the Operating Partnership entered into a limited liability agreement, or the Agreement, with the unaffiliated investor. The material terms of the Agreement provide for the following: (a) the Operating Partnership will serve as the manager of the partnership and will have exclusive and complete responsibility for the operations and management of the partnership; provided, however, that the investor has approval rights over certain major decisions; (b) the Operating Partnership, through its wholly owned subsidiary, and the investor will be entitled to a property management fee equal to 3% of their pro rata share of the net rental revenues from the property; (c) earnings are allocated to the Operating Partnership and the unaffiliated investor in proportion to their respective ownership percentage; (d) upon the request of the tenant, the Operating Partnership will contribute up to an additional $35,000,000 related to the build out of the property and upon the receipt of additional funding the ownership interest in partnership will be adjusted proportionally to each partner’s investment and (e) the investor may sell its ownership interest and the Operating Partnership has the right (but not obligation) to first purchase the investor interest at the purchase price, based on the price of percentage of ownership interest.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
In-place leases, net of accumulated amortization of $16,816 and $7,954, respectively (with a weighted average remaining life of 15.2 years and 14.6 years, respectively)	$199,796	$109,342
Above-market leases, net of accumulated amortization of $439 and $294, respectively (with a weighted average remaining life of 11.6 years and 8.6 years, respectively)	3,207	846
Ground lease interest, net of accumulated amortization of $119 and $78, respectively (with a weighted average remaining life of 61.4 years and 62.8 years, respectively)	2,696	2,700

	$205,699	$112,888

The aggregate weighted average remaining life of the acquired intangible assets was 15.8 years and 15.7 years as of September 30, 2014 and December 31, 2013, respectively.

Note 5—Other Assets

Other assets consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Deferred financing costs, net of accumulated amortization of $3,643 and $1,750, respectively	$11,954	$6,800
Lease commissions, net of accumulated amortization of $40 and $21, respectively	313	203
Investments in unconsolidated partnerships	108	116
Accounts receivable	2,356	1,025
Straight-line rent receivable	19,536	7,902
Restricted cash held in escrow	13,910	5,246
Real estate escrow deposits	250	5
Restricted cash	1,370	1,142
Derivative assets	550	644
Accrued interest receivable from real estate-related notes receivables	152	1,850
Prepaid and other assets	1,999	919

	$52,498	$25,852

Note 6— Investment in Real Estate-Related Notes Receivables, Net

As of September 30, 2014, the Company had investments in three real estate-related notes receivables, which are loans made that the Company intends to hold to maturity. Accordingly, real estate-related notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the real estate-related note receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the real estate-related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in interest income in the accompanying condensed consolidated statements of comprehensive income. Real estate-related notes receivables interest income for the three months ended September 30, 2014 and 2013 was $(257,000) and $1,936,000, respectively, and for the nine months ended September 30, 2014 and 2013 was $2,174,000 and $4,195,000, respectively. Real estate-related notes receivables interest income for the three months ended September 30, 2014 in the amount of $(257,000) primarily related to expenses associated with amortization of loan origination fees of $766,000 in connection with the repayment of the Bay Area Preferred Equity Loan on July 11, 2014.

As of September 30, 2014 and December 31, 2013, the aggregate balance on the Company’s investment in real estate-related notes receivables, net was $20,350,000 and $54,080,000, respectively. As of September 30, 2014, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 12.0% per annum and a weighted average interest rate of 8.6% per annum.

Real estate-related notes receivables consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

				Outstanding Balance as of
Real Estate-Related Notes Receivables, Net	Interest Rate		Maturity Date	September 30, 2014	December 31, 2013
Bay Area Preferred Equity Loan (1)	17.0	%(4)	11/30/18	$—	$23,247
Walnut Hill Property Company Loan (1),(5)	10.0%		02/28/18	—	20,327
Medistar Loan (3)	8.0%		(2)	9,500	9,500
MM Peachtree Holdings (1)	12.0%		12/31/21	514	514
Landmark Loan (1),(3)	9.0%		12/17/15	10,336	492

				$20,350	$54,080

(1)	Unconsolidated VIE. The maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs is limited to the outstanding balances of the respective real estate-related notes receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.
(2)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) December 31, 2014.
(3)	As of September 30, 2014, an affiliate of the Company had an option to purchase the respective property under construction when the construction is completed.
(4)	On March 25, 2014, the Company increased the aggregate borrowing amount by $5,000,000 to $27,500,000. The additional $5,000,000 bore interest at a per annum rate equal to 10.0%. On July 11, 2014, in connection with the acquisition of the Bay Area Regional Medical Center, located in Webster, Texas, the borrower paid off the outstanding principal and accrued interest in the amount of $29,401,000 on the Bay Area Preferred Equity Loan.
(5)	On February 25, 2014, in connection with the acquisition of the Walnut Hill Medical Center, located in Dallas, Texas the Company applied the Walnut Hill Property Company Loan outstanding principal amount of $20,000,000 to reduce the cash paid at acquisition.

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the three and nine months ended September 30, 2014 and 2013. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of September 30, 2014 and December 31, 2013.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of September 30, 2014, the weighted average remaining lease term was 12.5 years.

The future minimum rental income from the Company’s investments in real estate assets under non-cancelable operating leases for the three months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2014	$37,552
2015	152,031
2016	154,060
2017	156,628
2018	159,735
Thereafter	1,744,210

$2,404,216

Note 8—Notes Payable

During the nine months ended September 30, 2014, the Company entered into five notes payable collateralized by real estate assets in the aggregate amount of $297,316,000 as follows: on January 27, 2014, the Company originated a $20,466,000 note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 335 basis points with a maturity date of January 26, 2019, subject to the Company’s right to two 12-month extensions; on February 25, 2014, the Company originated a $34,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 400 basis points with a maturity date of February 25, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 6.2% per annum; on February 26, 2014, the Company originated a $37,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of February 26, 2019, which was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 3.8% per annum. The Company has an option to draw an additional $37,000,000 under this note payable until February 26, 2015. On July 11, 2014, the Company originated a $100,000,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 450 basis points for a period of eighteen months and 400 basis points after the eighteen month period with a maturity date of July 11, 2019, which $75,000,000 of the $100,000,000 was fixed through an interest rate swap agreement to effectively fix the variable interest rate on the loan at 6.3% per annum; on August 21, 2014, the Company originated a $105,850,000 note payable with a variable interest rate at the 30-day LIBOR rate plus 265 basis points with a maturity date of August 21, 2017, subject to the Company’s right to one 24-month extension. On October 1, 2014 the Company drew down $105,850,000 under this note payable.

Notes payable consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Fixed rate notes payable	$135,002	$137,049
Variable rate notes payable	45,009	—
Variable rate notes payable fixed through interest rate swaps	207,719	64,128

Total notes payable	$387,730	$201,177

As of September 30, 2014, the notes payable had interest rates ranging from 3.5% to 6.3% and a weighted average interest rate of 5.1%. The notes payable mature on various dates from August 2016 through April 2022.

The following is a summary of the change in carrying amounts of notes payable for the nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Beginning balance	$201,177	$156,847
Additions:
Notes payable originations	191,466	14,000
Deductions:
Scheduled principal payments on notes payable	(4,913)	(2,422)

Ending Balance	$387,730	$168,425

The principal payments due on the notes payable for the three months ending December 31, 2014, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Amount
Three months ending December 31, 2014	$2,620	$—	$2,620
2015	10,799	—	10,799
2016	10,797	13,441	24,238
2017	10,161	74,325	84,486
2018	8,299	45,405	53,704
Thereafter	6,422	205,461	211,883

	$49,098	$338,632	$387,730

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

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool. During the nine months ended September 30, 2014, the Company paid down $97,000,000 under the KeyBank Credit Facility. As of September 30, 2014, the total unencumbered pool availability under the KeyBank Credit Facility was $365,000,000. As of September 30, 2014, the Company had an outstanding balance of $75,000,000 under the KeyBank Credit Facility and had an aggregate unencumbered pool availability of $290,000,000.

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net consisted of the following as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Below-market leases, net of accumulated amortization of $9,616 and $6,501, respectively (with a weighted average remaining life of 17.6 years and 18.5 years, respectively)	$56,688	$53,962
Ground leasehold liabilities, net of accumulated amortization of $22 and $0, respectively (with a weighted average remaining life of 44.4 years and 0 years, respectively)	5,303	—

	61,991	53,962

The aggregate weighted average remaining life of intangible lease liabilities was 19.9 years and 18.5 years as of September 30, 2014 and December 31, 2013, respectively.

Note 11—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 12—Related-Party Transactions and Arrangements

Certain affiliates of the Company received fees and compensation in connection with the Offering and will continue to receive fees during the acquisition, management and sale of the assets of the Company. The Dealer Manager received a selling commission of up to 7.0% of gross offering proceeds. In addition, the Dealer Manager received up to 2.75% of gross offering proceeds as a dealer manager fee. The Dealer Manager, in its sole discretion, re-allowed all or a portion of its dealer manager fee to participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid the Dealer Manager approximately $61,871,000 and $13,556,000 for the three months ended September 30, 2014 and 2013, respectively, and $90,665,000 and $30,904,000 for the nine months ended September 30, 2014 and 2013, respectively, for selling commissions and dealer manager fees in connection with the Offering. On June 6, 2014, the Offering terminated.

Organization and offering expenses were paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor was reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP). For the three months ended September 30, 2014 and 2013, the Company reimbursed $144,000 and $3,068,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Company reimbursed $1,135,000 and $7,604,000, respectively, in offering expenses to the Advisor, or its affiliates. Other organization expenses were expensed as incurred and offering costs are reported in the accompanying condensed consolidated statement of stockholders’ equity.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the three months ended September 30, 2014 and 2013, the Company incurred $9,379,000 and $2,615,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Company incurred $18,684,000 and $4,633,000, respectively, in acquisition fees to the Advisor, or its affiliates. During the three months ended September 30, 2014 and 2013, the Company paid $136,000 and $707,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Company paid $293,000 and $1,004,000, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in notes receivables.

The Company incurs an annual asset management fee of 1.0% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.08333% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended September 30, 2014 and 2013, the Advisor recognized $4,078,000 and $457,000, respectively, in asset management fees, net of asset management fees waived. For the nine months ended September 30, 2014 and 2013, the Advisor recognized $9,538,000 and $2,083,000, respectively, in asset management fees, net of asset management fees waived. For the three months ended September 30, 2014 and 2013, the Advisor waived irrevocably, without recourse, $0 and $682,000, respectively, in asset management fees. For the nine months ended September 30, 2014 and 2013, the Advisor waived irrevocably, without recourse, $0 and $862,000, respectively, in asset management fees. For the three and nine months ended September 30, 2014, the Advisor deferred receipt of asset management fees because the Company’s modified funds from operations did not exceed its distributions. As of September 30, 2014 the Advisor deferred receipt of asset management fees in the amount of $8,963,000.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended September 30, 2014 and 2013, the Advisor incurred $410,000 and $285,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Advisor incurred $1,279,000 and $738,000, respectively, in operating expenses on the Company’s behalf. For the three months ended September 30, 2014 and 2013, the Company reimbursed $438,000 and $239,000, respectively, and for the nine months ended September 30, 2014 and 2013 the Company reimbursed $1,364,000 and $710,000, respectively, in operating expenses to the Advisor.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor up to one-half of the brokerage commission paid, but in no event to exceed an amount equal to 2.0% of the contract sales price of each property sold. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of September 30, 2014, the Company did not incur any disposition fees or any subordinated sale fees to the Advisor, or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of September 30, 2014, the Company did not incur any listing fees.

The Company pays the Property Manager leasing and management fees in connection with the rental, leasing, operation and management of the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor, or its affiliates, both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended September 30, 2014 and 2013, the Company incurred $1,482,000 and $374,000, respectively, and for the nine months ended September 30, 2014 and 2013, the Company incurred $3,113,000 and $982,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of September 30, 2014 and December 31, 2013 (amounts in thousands):

Entity	Fee	September 30, 2014	December 31, 2013
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$4	$1
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	8,963	102
Carter Validus Real Estate Management Services, LLC	Property management fees	319	105
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	140	235
Carter/Validus Advisors, LLC and its affiliates	Offering costs	—	253
Carter/Validus Advisors, LLC and its affiliates	Leasing fees	219	—

		$9,645	$696

Note 13—Business Combinations

During the nine months ended September 30, 2014, the Company completed the acquisition of 100% fee simple interest in eight real estate investments (four data centers and four medical facilities) that were determined to be business combinations, comprised of ten buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $469,586,000, plus closing costs, including $5,030,000 of contingent consideration.

The following table summarizes the acquisitions determined to be business combinations during the nine months ended September 30, 2014:

Property Description	Date Acquired	Ownership Percentage
Cypress Pointe Surgical Hospital	03/14/2014	100%
Milwaukee Data Center	03/28/2014	100%
Charlotte Data Center	04/28/2014	100%
Chicago Data Center	05/20/2014	100%
Rhode Island Rehabilitation Healthcare Facility	08/28/2014	100%
Select Medical Portfolio	08/29/2014	100%
Alpharetta Data Center	09/05/2014	100%
Lafayette Surgical Hospital	09/19/2014	100%

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 30, 2014 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2014, the Company recognized $12,832,000 of revenues and a net loss of $5,718,000 for its business combination acquisitions. In addition, during the nine months ended September 30, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $10,277,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statements of comprehensive income.

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations during the nine months ended September 30, 2014 (amounts in thousands):

Total
Land	$21,656
Buildings and improvements	409,131
In-place leases	45,621
Tenant improvements	1,803
Above-market leases	2,505

Total assets acquired	480,716

Below-market leases	(5,842)
Ground leasehold liabilities	(5,288)

Total liabilities acquired	(11,130)

Net assets acquired	$469,586

Assuming the business combinations described above had occurred on January 1, 2013, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the three and nine month periods below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Pro forma basis:
Revenues	$45,110	$30,803	$125,144	$90,065
Net income	$12,812	$10,416	$37,760	$28,479
Net income attributable to common stockholders	$11,660	$9,820	$35,323	$27,041

The pro forma information for the three and nine months ended September 30, 2014 was adjusted to exclude $4,236,000 and $10,277,000, respectively, of acquisition expenses recorded during such periods. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor is it necessarily indicative of future operating results.

Note 14—Segment Reporting

The Company aggregates data centers and medical facilities into two operating segments for reporting purposes. The Company’s investments in data centers and medical facilities are based on certain underwriting assumptions and operating criteria, which are different for data centers and medical facilities. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers during the three and nine months ended September 30, 2014 and 2013.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, interest expense and interest income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Data Centers	Medical Facilities	Three Months Ended September 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$24,752	$17,898	$42,650
Expenses:
Rental and parking expenses	(5,123)	(985)	(6,108)

Segment net operating income	$19,629	$16,913	36,542

Revenue:
Real estate-related notes receivables interest expense			(257)
Expenses:
General and administrative expenses			(1,411)
Acquisition related expenses			(4,087)
Asset management fees			(4,078)
Depreciation and amortization			(13,002)

Income from operations			13,707
Interest expense			(5,201)

Net income			$8,506

	Data Centers	Medical Facilities	Three Months Ended September 30, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$10,042	$5,868	$15,910
Expenses:
Rental and parking expenses	(2,770)	(385)	(3,155)

Segment net operating income	$7,272	$5,483	12,755

Revenue:
Real estate-related notes receivables interest income			1,936
Expenses:
General and administrative expenses			(539)
Acquisition related expenses			(1,402)
Asset management fees			(457)
Depreciation and amortization			(4,727)

Income from operations			7,566
Interest expense			(3,119)

Net income			$4,447

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$60,569	$40,977	$101,546
Expenses:
Rental and parking expenses	(12,104)	(2,325)	(14,429)

Segment net operating income	$48,465	$38,652	87,117

Revenue:
Real estate-related notes receivables interest income			2,174
Expenses:
General and administrative expenses			(3,212)
Acquisition related expenses			(10,598)
Asset management fees			(9,538)
Depreciation and amortization			(31,275)

Income from operations			34,668
Interest expense			(13,428)

Net income			$21,240

	Data Centers	Medical Facilities	Nine Months Ended September 30, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$28,079	$14,395	$42,474
Expenses:
Rental and parking expenses	(7,554)	(972)	(8,526)

Segment net operating income	$20,525	$13,423	33,948

Revenue:
Real estate-related notes receivables interest income			4,195
Expenses:
General and administrative expenses			(1,694)
Acquisition related expenses			(4,599)
Asset management fees			(2,083)
Depreciation and amortization			(12,591)

Income from operations			17,176
Interest expense			(9,025)

Net income			$8,151

Assets by reportable segments as of September 30, 2014 and December 31, 2013 are as follows (amounts in thousands):

	September 30, 2014	December 31, 2013
Assets by segment:
Data centers	$1,080,021	$639,009
Medical facilities	931,380	358,584
All other	86,275	67,071

Total assets	$2,097,676	$1,064,664

Capital additions by reportable segments for the nine months ended September 30, 2014 and 2013 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2014	2013
Capital additions by segment:
Data centers	$438,539	$99,600
Medical facilities	527,485	134,261
All other	—	—

Total capital additions	$966,024	$233,861

Note 15—Fair Value

Notes payable – Fixed Rate— The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $136,920,000 and $139,142,000 as of September 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $135,002,000 and $137,049,000 as of September 30, 2014 and December 31, 2013, respectively.

Notes payable – Variable— The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $212,376,000 and $62,835,000 as of September 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $207,719,000 and $64,128,000 as of September 30 2014 and December 31, 2013, respectively. The carrying value of the notes payable – variable was $45,009,000 and $0 as of September 30, 2014 and December 31, 2013, respectively, which approximated its fair value.

KeyBank Credit Facility— The carrying value of the KeyBank Credit Facility – variable was $20,000,000 and $97,000,000, which approximated its fair value, as of September 30, 2014 and December 31, 2013, respectively. The estimated fair value of the KeyBank Credit Facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $52,458,000 and $51,922,000 as of September 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of September 30, 2014 and December 31, 2013, respectively.

Real estate-related notes receivables, net— The estimated fair value of the real estate-related notes receivables, net was $20,350,000 and $58,176,000 as of September 30, 2014 and December 31, 2013, respectively, as compared to the carrying value of $20,350,000 and $54,080,000 as of September 30, 2014 and December 31, 2013, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

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

The estimated fair value and the carrying value of the contingent consideration was $5,030,000 of the fair value hierarchy, as of September 30, 2014, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $5,030,000 in cash and a minimum payout of $0, as of September 30, 2014.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014
	Fair Value Hierarchy			Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$—	$550	$—	$550

Total assets at fair value	$—	$550	$—	$550

Liabilities:
Derivative liabilities	$—	$(676)	$—	$(676)
Contingent consideration obligations	—	—	(5,030)	(5,030)

Total liabilities at fair value	$—	$(676)	$(5,030)	$(5,706)

	December 31, 2013
	Fair Value Hierarchy			Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$—	$644	$—	$644

Total assets at fair value	$—	$644	$—	$644

Liabilities:
Derivative liabilities	$—	$(44)	$—	$(44)

Total liabilities at fair value	$—	$(44)	$—	$(44)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Liabilities:
Contingent consideration obligations:
Beginning balance	$5,030	$—	$—	$—
Additions to contingent consideration obligations	—	—	5,030	—
Adjustment to contingent consideration obligations	—	—	—	—
Total (gains) losses included in earnings (1)	—	—	—	—
Settlements of contingent consideration obligations	—	—	—	—

Ending balance	$5,030	$—	$5,030	$—

Unrealized (gains) losses still held (2)	$—	$—	$—	$—

(1)	Changes in the fair value of contingent consideration obligations are reported in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income.
(2)	Represents the unrealized losses or gains recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2014, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2014 and 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,146,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.

See Note 15—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2014			December 31, 2013
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)
Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 07/11/2014	10/11/2017 to 07/11/2019	$262,719	$550	$(676)	$119,128	$644	$(44)

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

The table below summarizes the amount of gain or losses recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2014 and 2013 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2014	2013	2014	2013
Amount of (loss) income recognized in OCI on derivatives (effective portion)	$(59)	$(683)	$(2,513)	$732
Amounts reclassified from accumulated other comprehensive income (loss) (effective portion)	$841	$189	$1,787	$521

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $988,000. As of September 30, 2014, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2014 and December 31, 2013 (amounts in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Collateral	Cash Collateral
September 30, 2014	$550	$—	$550	$—	$—	$550

December 31, 2013	$644	$—	$644	$—	$—	$644

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet		Net Amount
				Financial Instruments Collateral	Cash Collateral
September 30, 2014	$676	$—	$676	$—	$—	$676

December 31, 2013	$44	$—	$44	$—	$—	$44

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 17—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll forward of amounts recognized in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$600	$600
Other comprehensive loss before reclassification	(2,513)	(2,513)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	1,787	1,787

Other comprehensive loss	(726)	(726)

Balance as of September 30, 2014	$(126)	$(126)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$1,787	Interest expense

Note 18—Subsequent Events

Distributions Paid

On October 1, 2014, the Company paid aggregate distributions of $9,980,000 ($4,504,000 in cash and $5,476,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from September 1, 2014 through September 30, 2014. On November 3, 2014, the Company paid aggregate distributions of $10,343,000 ($4,663,000 in cash and $5,680,000 in shares of the Company’s common stock pursuant to the DRIP), which related to distributions declared for each day in the period from October 1, 2014 through October 31, 2014.

Chicago Data Center Loan

In connection with a loan originated on August 25, 2014, on October 1, 2014 the Company drew down $105,850,000 under this note payable.

Acquisition of Alpharetta Data Center II

On October 31, 2014, the Company completed the acquisition of a 100% fee simple interest in a data center, or the Alpharetta Data Center II, for a purchase price of $56,700,000, plus closing costs. The Company financed the purchase of the Alpharetta Data Center II using net proceeds from the Offering. The Alpharetta Data Center II is leased to a single tenant. With respect to this acquisition, the Company had not completed its initial fair value-based purchase allocation; it is therefore impractical to provide pro-forma information.

Distributions Declared

On November 6, 2014, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2014 and ending on February 28, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in the December 2014, January 2015 and February 2015 periods will be paid in January 2015, February 2015 and March 2015, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2013 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

On June 6, 2014, the Offering terminated. We raised $1,716,046,000 in gross proceeds from the Offering (including proceeds from the DRIP) before offering expenses, selling commissions and dealer manager fees.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to a proposed follow-on offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP, or the Follow-On Offering. On July 11, 2014, we withdrew the registration statement related to the Follow-On Offering. We did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of the Offering. As of September 30, 2014, approximately 1,180,000 shares of common stock were issued pursuant to the Second DRIP. As of September 30, 2014, approximately 9,346,000 shares of common stock were remaining in the Second DRIP.

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

We currently operate through two reportable segments – data centers and medical facilities. As of September 30, 2014, we had completed acquisitions of 45 real estate investments (including two real estate investments owned through consolidated partnerships) comprised of 67 buildings and parking facilities and approximately 5,544,000 square feet of gross leasable area (excluding parking facilities), for an aggregate purchase price of $1,921,052,000. As of September 30, 2014, we had also invested in real estate-related notes receivables in the aggregate principal amount outstanding of $20,274,000.

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

Results of Operations

Our results of operations are influenced by the timing of acquisitions, the operating performance of our real estate investments and our investments in real estate-related notes receivables. As of September 30, 2014, we owned 45 real estate investments, 43 of which were placed in operations. As of September 30, 2013, we owned 27 real estate investments, all of which were placed in operations. In addition, we had investments in real estate-related notes receivables, net of $20,350,000 and $54,080,000, respectively, as of September 30, 2014 and December 31, 2013.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue. Revenue increased $24,547,000 to $42,393,000 for the three months ended September 30, 2014, as compared to $17,846,000 for the three months ended September 30, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $25,113,000 to $38,486,000 for the three months ended September 30, 2014, as compared to $13,373,000 for the three months ended September 30, 2013, and tenant reimbursement revenue increased $1,627,000 to $4,164,000 for the three months ended September 30, 2014, as compared to $2,537,000 for the three months ended September 30, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 43 operating real estate investments with leases in-place as of September 30, 2014 as compared to 27 operating real estate investments with leases in-place as of September 30, 2013. Real estate-related notes receivables interest income decreased $2,193,000 to $(257,000) for the three months ended September 30, 2014, as compared to $1,936,000 for the three months ended September 30, 2013. The decrease was primarily due to a decrease in real estate-related notes receivables income of $1,411,000 and loan commitment fees of $45,000 and an increase in loan origination fees of $737,000, which primarily related to expenses associated with amortization of loan origination fees in connection with the repayment of the Bay Area Preferred Equity Loan on July 11, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $2,953,000 to $6,108,000 for the three months ended September 30, 2014, as compared to $3,155,000 for the three months ended September 30, 2013. The increase was primarily due to owning 43 operating real estate investments with leases in-place as of September 30, 2014, as compared to 27 operating real estate investments with leases in-place as of September 30, 2013, which resulted in increased utility costs of $1,012,000, increased property management fees of $1,108,000, increased administrative costs of $329,000, increased real estate taxes of $262,000 and increased other rental and parking expenses of $242,000.

General and Administrative Expenses. General and administrative expenses increased $872,000 to $1,411,000 for the three months ended September 30, 2014, as compared to $539,000 for the three months ended September 30, 2013. The increase was primarily due to an increase in allocated personnel costs and allocated overhead costs, which resulted in increased personnel costs and professional fees of $202,000, increased other administrative expenses of $592,000 and increased state taxes of $78,000.

Acquisition Related Expenses. Acquisition related expenses increased $2,685,000 to $4,087,000 for the three months ended September 30, 2014, as compared to $1,402,000 for the three months ended September 30, 2013. The increase primarily related to acquisition fees and expenses associated with the purchase of four real estate investments for an aggregate purchase price of $181,756,000 acquired during the three months ended September 30, 2014, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the three months ended September 30, 2013, acquisition fees and expenses related to the acquisitions of four real estate investments for an aggregate purchase price of $46,702,000 that were determined to be business combinations. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $3,621,000 to $4,078,000 for the three months ended September 30, 2014, as compared to $457,000 for the three months ended September 30, 2013. The increase in asset management fees related to an increase in the weighted average real estate-related investments of $943,258,000 as of September 30, 2014, compared to $346,228,000 as of September 30, 2013. For the three months ended September 30, 2014 and 2013, the Advisor waived irrevocably, without recourse, asset management fees of $0 and $682,000, respectively. For the three months ended September 30, 2014, the Advisor deferred receipt of $4,094,000 in asset management fees because the Company’s modified funds from operations did not exceed its distributions.

Depreciation and Amortization. Depreciation and amortization increased $8,275,000 to $13,002,000 for the three months ended September 30, 2014, as compared to $4,727,000 for the three months ended September 30, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties of $1,056,048,000 as of September 30, 2014, compared to $388,444,000 as of September 30, 2013.

Interest Expense. Interest expense increased $2,082,000 to $5,201,000 for the three months ended September 30, 2014, as compared to $3,119,000 for the three months ended September 30, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility (as defined below) of $2,732,000, and increased amortization expense of debt issue costs of $432,000, offset by increased interest income earned on deposits at banks in the amount of $251,000 and capitalized interest of $831,000. The increase in interest expense on notes payable and the KeyBank Credit Facility of $2,732,000 was due to having an outstanding balance on notes payable in the amount of $387,730,000 and an outstanding balance on the KeyBank Credit Facility of $75,000,000 as of September 30, 2014, as compared to an outstanding balance on notes payable in the amount of $168,425,000 and an outstanding balance on the KeyBank Credit Facility of $55,000,000 as of September 30, 2013. As of September 30, 2014 and 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.7%.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue. Revenue increased $57,051,000 to $103,720,000 for the nine months ended September 30, 2014, as compared to $46,669,000 for the nine months ended September 30, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $55,665,000 to $91,287,000 for the nine months ended September 30, 2014, as compared to $35,622,000 for the nine months ended September 30, 2013, and tenant reimbursement revenue increased $3,407,000 to $10,259,000 for the nine months ended September 30, 2014, as compared to $6,852,000 for the nine months ended September 30, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 43 operating real estate investments with leases in-place as of September 30, 2014, as compared to 27 operating real estate investments with leases in-place as of September 30, 2013. Real estate-related notes receivables interest income decreased $2,021,000 to $2,174,000 for the nine months ended September 30, 2014, compared to $4,195,000 for the nine months ended September 30, 2013. The decrease was primarily due to a decrease in real estate-related notes receivables income of $618,000 and loan commitment fees of $689,000 and an increase in origination fees of $714,000, which primarily related to expenses associated with amortization of loan origination fees in connection with the repayment of the Bay Area Preferred Equity Loan on July 11, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $5,903,000 to $14,429,000 for the nine months ended September 30, 2014, as compared to $8,526,000 for the nine months ended September 30, 2013. The increase was primarily due to owning 43 operating real estate investments with leases in-place as of September 30, 2014, as compared to 27 operating real estate investments with leases in-place as of September 30, 2013, which resulted in increased utility costs of $2,098,000, increased real estate taxes of $403,000, increased property management fees of $2,131,000, increased administrative costs of $896,000 and increased other rental and parking expenses of $375,000 for such period.

General and Administrative Expenses. General and administrative expenses increased $1,518,000 to $3,212,000 for the nine months ended September 30, 2014, as compared to $1,694,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase in allocated personnel costs and allocated overhead costs, which resulted in increased personnel costs and professional fees of $633,000, increased state taxes of $135,000 and increased other administrative expenses of $750,000.

Acquisition Related Expenses. Acquisition related expenses increased $5,999,000 to $10,598,000 for the nine months ended September 30, 2014, as compared to $4,599,000 for the nine months ended September 30, 2013. The increase primarily related to acquisition fees and expenses associated with the purchase of eight real estate investments for an aggregate purchase price of $469,586,000 acquired during the nine months ended September 30, 2014, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the nine months ended September 30, 2013, acquisition fees and expenses related to the acquisitions of eleven real estate investments for an aggregate purchase price of $147,602,000 that were determined to be business combinations. Pursuant to the advisory agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $7,455,000 to $9,538,000 for the nine months ended September 30, 2014, as compared to $2,083,000 for the nine months ended September 30, 2013. The increase in asset management fees related to an increase in the weighted average real estate-related investments of $943,258,000 as of September 30, 2014, compared to $346,228,000 as of September 30, 2013. For the nine months ended September 30, 2014 and 2013, the Advisor waived irrevocably, without recourse, asset management fees of $0 and $862,000, respectively. For the nine months ended September 30, 2014, the Advisor deferred receipt of $8,963,000 in asset management fees because the Company’s modified funds from operations did not exceed its distributions.

Depreciation and Amortization. Depreciation and amortization increased $18,684,000 to $31,275,000 for the nine months ended September 30, 2014, as compared to $12,591,000 for the nine months ended September 30, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties of $1,056,048,000 as of September 30, 2014, compared to $388,444,000 as of September 30, 2013.

Interest Expense. Interest expense increased $4,403,000 to $13,428,000 for the nine months ended September 30, 2014, as compared to $9,025,000 for the nine months ended September 30, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility of $5,144,000 and increased amortization expense of debt issue costs of $1,071,000, offset by increased interest income earned on deposits at banks in the amount of $450,000 and capitalized interest of $1,362,000. The increase in interest expense on notes payable and the KeyBank Credit Facility of $5,144,000 was due to having an outstanding balance on notes payable in the amount of $387,730,000 and an outstanding balance on the KeyBank Credit Facility of $75,000,000 as of September 30, 2014, as compared to an outstanding balance on notes payable in the amount of $168,425,000 and an outstanding balance on the KeyBank Credit Facility of $55,000,000 as of September 30, 2013. As of September 30, 2014 and 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.7%.

Organization and Offering Costs

We reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. As of September 30, 2014, since inception, we paid approximately $156,519,000 in selling commissions and dealer manager fees to our dealer manager and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs. Other organizational and offering costs (other than selling commissions and dealer manager fees) were approximately $18,107,000, or 1.06%, of total gross offering proceeds which were $1,716,046,000.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 12—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Real Estate-Related Notes Receivables, Net

We have invested, and may continue to invest, in notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of September 30, 2014, we had investments in three real estate-related notes receivables, which are intended to be held to maturity. As of September 30, 2014, the aggregate balance on the investments in real estate-related notes receivables, net was $20,350,000.

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, for the payment of acquisition related costs, capital expenditures, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds from the Second DRIP and future proceeds from secured and unsecured financings to complete future real estate-related investments. The Offering terminated on June 6, 2014. We expect to meet future cash needs for real estate-related investments from cash flows from operations and from debt financings. In addition, cash paid for distributions will be reduced due to the Second DRIP. The sources of our operating cash flows will be provided by the rental income received from current and future tenants of our leased properties. We raised $1,716,046,000 in gross proceeds from the Offering (including proceeds from the DRIP) before offering expenses, selling commissions and dealer manager fees.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, proceeds from the Second DRIP, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions. We expect our operating cash flows to increase as we acquire additional properties.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and redemptions to stockholders, and interest and principal payments on current and future indebtedness.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, however, we may use other sources to fund distributions, as necessary, such as, borrowing on the KeyBank Credit Facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from the Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $1.8 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2014, we had $2.7 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures.

KeyBank Credit Facility

As of September 30, 2014, the maximum principal amount available under the KeyBank Credit Facility was $365,000,000, consisting of a $290,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and $75,000,000 in term loans, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties. See Note 9—“Credit Facility.”

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Loan Agreement. The unencumbered pool availability under the KeyBank Credit Facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. As of September 30, 2014, we had drawn down $75,000,000 under the KeyBank Credit Facility and we had an aggregate unencumbered pool availability of $290,000,000. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) a maximum property value requirement; (ii) a maximum ratio of liabilities to asset value; (iii) a maximum daily distribution covenant; (iv) a minimum number of unencumbered pool properties in the unencumbered pool; (v) a minimum consolidated net worth; and (vi) a minimum unencumbered pool actual debt service coverage ratio. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at September 30, 2014.

Cash Flows

Operating Activities. During the nine months ended September 30, 2014, net cash provided by operations increased $36,869,000 to $53,347,000, as compared to $16,478,000 for the nine months ended September 30, 2013. The change was primarily due to our 2013 and 2014 acquisitions, which resulted in an increase in operating income from our properties, coupled with the deferral of asset management fees.

Investing Activities. Net cash used in investing activities increased $694,075,000 to $955,021,000 for the nine months ended September 30, 2014, as compared to $260,946,000 for the nine months ended September 30, 2013. The increase was primarily due to the acquisition of 14 commercial real estate investments for an aggregate purchase price of $952,950,000 during the nine months ended September 30, 2014, compared to the acquisition of 13 commercial real estate investments for an aggregate purchase price of $233,483,000 including acquisition costs capitalized related to asset acquisitions, during the nine months ended September 30, 2013; offset by a change in real estate-related notes receivables, net of $39,206,000 to $12,856,000 for the nine months ended September 30, 2014, compared to ($26,350,000) net, for the nine months ended September 30, 2013.

Financing Activities. Net cash provided by financing activities increased $679,053,000 to $969,406,000 for the nine months ended September 30, 2014, as compared to $290,353,000 for the nine months ended September 30, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $576,448,000, an increase in proceeds from noncontrolling interest in consolidated partnerships of $39,914,000, an increase in net borrowings on the credit facility and notes payable of $98,475,000; offset by an increase in net escrow funds of $8,385,000, an increase in distributions to noncontrolling interests in consolidated partnerships of $139,000, an increase in payments of deferred financing costs of $3,284,000, an increase in distributions to stockholders of $21,412,000 and an increase in repurchase of common stock of $2,564,000.

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

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Distributions paid in cash - common stockholders	$30,312,000			$8,900,000
Distributions reinvested (shares issued)	33,684,000			7,452,000

Total distributions	$63,996,000	(1)		$16,352,000

Source of distributions:
Cash flows provided by operations (2)	$30,312,000		47%	$8,900,000	54%
Offering proceeds from issuance of common stock pursuant to the DRIP (2)	33,684,000		53%	7,452,000	46%

Total sources	$63,996,000		100%	$16,352,000	100%

(1)	Total distributions declared but not paid as of September 30, 2014 were $10.0 million for common stockholders. These distributions were paid on October 1, 2014.
(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

For the nine months ended September 30, 2014, we paid and declared distributions of approximately $64.0 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO (as defined below) and MFFO (as defined below) for the nine months ended September 30, 2014 of $47.1 million and $44.9 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

Contractual Obligations

As of September 30, 2014, we had approximately $462,730,000 of debt outstanding, of which $387,730,000 related to notes payable and $75,000,000 related to the Key Bank Credit Facility. See Note 8—“Notes Payable” and Note 9—“Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2014 were as follows (amounts in thousands):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$2,736	$30,285	$50,536	$51,445	$135,002
Interest payments — fixed rate debt	6,313	12,963	7,178	7,039	33,493
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	5,708	13,107	243,904	—	262,719
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	11,415	24,939	14,509	—	50,863
Principal payments — variable rate debt	1,356	3,237	60,416	—	65,009
Interest payments — variable rate debt	2,081	4,407	2,881	—	9,369
Commitments — real estate-related notes receivables	3,850	—	—	—	3,850
Contingent consideration (3)	—	5,030	—	—	5,030
Tenant improvements	39,643	11,477	1,718	—	52,838

Total	$73,102	$105,445	$381,142	$58,484	$618,173

(1)	As of September 30, 2014, we had an aggregate of $262.7 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2014 to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified operating objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $5,030,000 in 2016.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to common stockholders	$7,354	$3,850	$18,803	$6,714
Adjustments:
Depreciation and amortization - real estate	13,002	4,727	31,275	12,591
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(1,294)	(826)	(2,956)	(2,469)

FFO	$19,062	$7,751	$47,122	$16,836

Adjustments:
Acquisition related expenses (1)	$4,087	$1,402	$10,598	$4,599
Amortization of above and below-market leases (2)	(1,043)	(958)	(3,002)	(2,797)
Straight-line rents (3)	(5,044)	(1,311)	(11,634)	(3,631)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	828 (4)	509 (5)	1,791 (6)	1,538 (7)

MFFO	$17,890	$7,393	$44,875	$16,545

Weighted average common shares outstanding - basic	172,914,286	46,757,918	133,908,958	34,925,951

Weighted average common shares outstanding - diluted	172,931,516	46,774,585	133,928,250	34,944,118

Net income per common share - basic	$0.04	$0.08	$0.14	$0.19

Net income per common share - diluted	$0.04	$0.08	$0.14	$0.19

FFO per common share - basic	$0.11	$0.17	$0.35	$0.48

FFO per common share - diluted	$0.11	$0.17	$0.35	$0.48

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $468,000 related to straight-line rents, $364,000 related to above and below-market leases and $(4,000) related to acquisition expenses.
(5)	Of this amount, $145,000 related to straight-line rents and $364,000 related to above and below-market leases.
(6)	Of this amount, $702,000 related to straight-line rents, $1,093,000 related to above and below-market leases and $(4,000) related to acquisition expenses.
(7)	Of this amount, $445,000 related to straight-line rents and $1,093,000 related to above and below-market leases.

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

As of September 30, 2014, we had eight fixed rate notes payable in the aggregate amount of $135.0 million, five variable rate notes payable in the aggregate amount of $133.2 million that were fixed through interest rate swap agreements, one variable rate note payable in the aggregate amount of $20.2 million, one note payable in the aggregate amount of $99.3 million, of which $74.5 million was fixed through an interest rate swap agreement and $24.8 million was variable rate and $75.0 million borrowed under the KeyBank Credit Facility, of which $55.0 million was fixed through interest rate swap agreements and $20.0 million was variable rate. As of September 30, 2014, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.7%.

As of September 30, 2014, $65.0 million of the $462.7 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.41% per annum. As of September 30, 2014, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.3 million per year, assuming all of our derivatives remained effective hedges.

As of September 30, 2014, we had nine interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $262.7 million and an aggregate settlement value of $(0.5) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2014, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps of $4.2 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2014, were effective.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2014, our cash flows provided by operations of approximately $53.3 million was a shortfall of $10.7 million, or 16.7%, of our distributions paid (total distributions were approximately $64.0 million, of which $30.3 million was cash and $33.7 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. For the year ended December 31, 2013, our cash flows provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to our DRIP) during such period and such shortfall was paid from proceeds from the Offering. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended September 30, 2014, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act of 1933, as amended.

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

On June 6, 2014, we terminated the Offering. We had received subscriptions for gross proceeds of approximately $1,716.0 million. From the offering proceeds, we paid $36.2 million in acquisition fees to our Advisor, $11.7 million in acquisition related costs and $14.2 million in organization and offering costs to our Advisor and to SC Distributors as of September 30, 2014. With the remaining offering proceeds, joint venture equity and indebtedness, we acquired $1,896.6 million in total gross real estate. In addition, we invested an aggregate of $112.1 million in real estate-related notes receivables. As of September 30, 2014, a total of $48.9 million in distributions were reinvested in, and 5.2 million shares of common stock were issued, pursuant to the DRIP.

On October 11, 2013, we filed with the SEC a registration statement on Form S-11 under the Securities Act with respect to the Follow-On Offering of up to $240,000,000 of shares of common stock to be offered pursuant to a primary offering, and up to $10,000,000 of shares of common stock to be offered pursuant to the DRIP. On July 11, 2014, we withdrew the registration statement related to the Follow-On Offering. We did not issue any shares in connection with the Follow-On Offering as it was not declared effective by the SEC.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our offering. As of September 30, 2014, approximately 1,180,000 shares of common stock were issued pursuant to the Second DRIP. As of September 30, 2014, approximately 9,346,000 shares of common stock were remaining in the Second DRIP.

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

Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability (as defined below), the price per share that we will pay to repurchase shares of our common stock will be as follows:

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount stockholder paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount stockholder paid for each share; and

•	for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount a stockholder paid continuously for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock).

During the three months ended September 30, 2014, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period		Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
07/01/2014	07/31/2014	30,330	$9.37	30,330	(1)
08/01/2014	08/31/2014	25,886	$9.82	25,886	(1)
09/01/2014	09/30/2014	118,605	$9.67	118,605	(1)

Total		174,821		174,821

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended September 30, 2014, we redeemed approximately $1,686,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the September 30, 2014 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: November 14, 2014	By	/S/ JOHN E. CARTER
John E. Carter Chief Executive Officer and President (Principal Executive Officer)

Date: November 14, 2014	By	/S/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated April 14, 2014 attached to the Registration Statement on Form S-3, filed on April 14, 2014)

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to our Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.1	Joinder Agreement by HC-42570 South Airport Road, LLC, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.2	Assignment of Leases and Rents by HC-42570 South Airport Road, LLC to KeyBank National Association, dated March 14, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.3	Act of Mortgage, Security Agreement and Assignment of Leases and Rents by HC-42570 South Airport Road, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.4	Joinder Agreement by DC-1805 Center Park Drive, LLC, to KeyBank National Association, as Agent, dated April 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.5	Assignment of Leases and Rents by DC-1805 Center Park Drive, LLC to KeyBank National Association, dated April 28, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.6	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by DC-1805 Center Park Drive, LLC, as Grantor, to KeyBank National Association, as Beneficiary, dated April 28, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.7	Purchase Agreement, dated April 4, 2014, between Ascent CH2, LLC and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.8	Assignment of Purchase Agreement, dated May 14, 2014, between Carter Validus Properties, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.9	Assignment and Assumption of Leases, dated May 20, 2014, between Ascent CH2, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.10	Second Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated May 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2014, and incorporated herein by reference)

10.11	Joinder Agreement by DC-1099 Walnut Ridge Drive, LLC, to KeyBank National Association, as Agent, dated July 22, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2014, and incorporated herein by reference)

10.12	Joinder Agreement by HC-116 Eddie Dowling Highway, LLC, to KeyBank National Association, as Agent, dated August 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference)

10.13	Joinder Agreement by DC-1001 Windward Concourse, LLC, to KeyBank National Association, as Agent, dated September 5, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2014, and incorporated herein by reference)

10.14	Joinder Agreement by HCP-Dermatology Associates, LLC, to KeyBank National Association, as Agent, dated September 15, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, and incorporated herein by reference)

10.15	Joinder Agreement by HC-1101 Kaliste Saloom Road, LLC, to KeyBank National Association, as Agent, dated September 19, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.16	Joinder Agreement by DC-615 North 48TH Street, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.17	Joinder Agreement by DC-8521 East Princess Drive, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.18	Joinder Agreement by HCP-Select Medical, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.