Form 10-K
period 2014-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2015-03-26
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of June 30, 2014, there were approximately 171,801,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $1,718,010,000, assuming a market value of $10.00 per share.

As of March 24, 2015, there were approximately 176,652,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2015 annual stockholders meeting, which is expected to be filed no later than April 30, 2015, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

Carter Validus Mission Critical REIT, Inc.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the Securities and Exchange Commission, or SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The Company

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and healthcare sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. We operate through two reportable business segments—commercial real estate investments in data centers and healthcare. As of December 31, 2014, we owned 46 real estate investments (including two real estate investments owned through consolidated partnerships), consisting of 58 properties and comprising 5.71 million rentable square feet of single-tenant and multi-tenant commercial space located in 33 metropolitan statistical areas, or MSAs. As of December 31, 2014, the rentable space of these real estate investments were 97.9% leased. As of December 31, 2014, we had also invested in real estate-related notes receivables in the aggregate principal amount of $23,421,000.

On March 23, 2010, we filed a registration statement on Form S-11 under the Securities Act, to conduct a best efforts initial public offering, or our Offering, pursuant to which we were offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to a distribution reinvestment plan, or the DRIP, under which our stockholders were able to elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors, for a maximum offering of up to $1,737,500,000 in shares of common stock. The Securities and Exchange Commission, or the SEC, first declared our registration statement effective as of December 10, 2010.

On May 16, 2014, we reallocated 18,750,000 shares of common stock from the DRIP to our primary offering. As a result of this reallocation, we were authorized to sell a maximum of 168,750,000 shares of common stock at a price of $10.00 per share, and up to 6,250,000 additional shares of common stock pursuant to the DRIP, for a maximum offering of up to $1,746,875,000 in shares of common stock.

On June 6, 2014, our Offering terminated. We raised $1,716,046,000 in gross proceeds from our Offering (including the DRIP) before offering expenses, selling commissions and dealer manager fees. We will continue to issue shares of common stock under the Second DRIP (as defined below) until such time as we sell all of the shares registered for sale under the Second DRIP, unless we file a new registration statement with the SEC, or the Second DRIP is otherwise terminated by our board of directors. We expect that property acquisitions in 2015 and future periods, if any, will be funded by the remaining net proceeds from the Offering, proceeds from the strategic sale of properties or other investments, financing of the acquired properties, net proceeds from the Second DRIP and cash flows from operations.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to a distribution reinvestment plan at the higher of $9.50 per share or 95% of the fair market value per share as determined by our board of directors, or the Second DRIP, which offers existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our Offering. As of December 31, 2014, approximately 2,934,000 shares of common stock were issued pursuant to the Second DRIP. As of December 31, 2014, approximately 7,592,000 shares of common stock were remaining in the Second DRIP.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC, or our Advisor, pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. SC Distributors, LLC, or our Dealer Manager, was organized in March 2009 and served as the dealer manager for our Offering. On August 29, 2014, Validus/Strategic Capital Partners (now Strategic Capital Management Holdings, LLC), the indirect parent of our Dealer Manager, was acquired by RCS Capital Corp, or RCS. To our knowledge, there has been no impact to the operations of the Company as a result of this transaction. Our Dealer Manager received compensation and fees for services related to our Offering. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor will be eligible to receive fees during the liquidation stage of the Company.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., our Operating Partnership and all majority-owned subsidiaries and controlled subsidiaries.

Key Developments during 2014 and Subsequent

•	During the year ended December 31, 2014, we raised gross proceeds of approximately $1,016,556,000 in our Offering (including shares of common stock issued pursuant to the DRIP and the Second DRIP).

•	On June 6, 2014, the Offering terminated. We raised gross proceeds of approximately $1,716,046,000 in our Offering (including shares of common stock issued pursuant to the DRIP).

•

During the year ended December 31, 2014, we acquired 15 real estate investments for an aggregate purchase price of $1,037,563,000 consisting of 2.6 million gross rental square feet of commercial space.

•	During the year ended December 31, 2014, we invested approximately $17,791,000 in real estate-related notes receivables.

•

During the year ended December 31, 2014, $27,500,000 of real estate-related notes receivables was repaid and $20,000,000 of real estate-related notes receivables was applied to reduce the purchase price for a real estate investment.

•

As of December 31, 2014, we had paid aggregate distributions, since inception, of approximately $127,194,000 ($61,617,000 in cash and $65,577,000 reinvested in shares of common stock pursuant to the DRIP and the Second DRIP). Additionally, as of March 24, 2015, we had paid aggregate distributions, since inception, of approximately $157,502,000 ($75,335,000 in cash and $82,167,000 reinvested in shares of common stock pursuant to the DRIP and the Second DRIP).

•

On May 28, 2014, we increased our credit facility with KeyBank National Association, or the KeyBank Credit Facility, to increase the maximum commitments available thereunder from $225,000,000 to an aggregate of up to $365,000,000, consisting of a $290,000,000 revolving line of credit and $75,000,000 in term loans. The KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances. As of March 24, 2015, we had $85,000,000 outstanding under the KeyBank Credit Facility.

•

As of March 24, 2015, we owned, through wholly-owned subsidiaries or through consolidated partnerships, a portfolio of 47 real estate investments, located in 34 MSAs and comprising an aggregate of 5.76 million gross rental square feet of commercial space. As of March 24, 2015, our properties were 97.9% leased.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, commercial real estate properties with a focus on the data center and healthcare sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

We cannot assure you that we will be able to continue to attain these objectives or our assets will not decrease in value. Our board of directors may revise our investment policies if it determines it is advisable and in the best interest of our stockholders. During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our Advisor, subject to the oversight and approval of our board of directors.

Investment Strategy

Primary Investment Focus

There is no limitation on the number, size or type of properties we may acquire or the percentage of net proceeds of our Offering that may be invested in a single investment. We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center and healthcare sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. While we intend to have a balanced portfolio between the various property types at the end of our primary acquisition period, we may not have a balanced portfolio at any particular time. We have and may continue to invest in real estate-related debt and securities that meet our investment strategy and return criteria. The size of individual properties we purchase varies significantly, but we expect most of the properties we acquire in the future will continue to have a purchase price between $25 million and $200 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments.

Investing in Real Property

Our Advisor uses the following criteria to evaluate potential investment opportunities:

•	“mission critical” (as defined below) to the business operations of the tenant;

•	leased to investment grade and other creditworthy tenants, preferably on a net-leased basis;

•	long-term leases, preferably with terms of ten years or longer, which typically include annual or periodic fixed rental increases; and

•	located in geographically diverse, established markets with superior access and visibility.

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in multiple high-growth sectors, that is, the data center and healthcare sectors. Tenants of our properties are generally diversified between national, regional and local companies. We generally target properties with lease terms of 10 years or longer. We acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

Many data center and healthcare companies currently are entering into sale-leaseback transactions as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy will enable us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.

We incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire some properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

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

A tenant also is considered creditworthy when the tenant has an “investment grade” debt rating by Moody’s Investors Service of Baa3 or better, credit rating by Standard & Poor’s Financial Services, LLC of BBB- or better, or its payments are guaranteed by a company with such a rating. Changes in tenant credit ratings, coupled with future acquisition and disposition activity, may change our concentration of creditworthy tenants from time to time.

Description of Leases

We acquire properties subject to existing leases with tenants. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges, in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that properties will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

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

Investing in and Originating Loans

We have originated and may continue to originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans (including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages). We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

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

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which we believe there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

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

Acquisition Structure

We expect to continue acquiring fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem it to be advantageous. Our focus is on acquiring commercial real estate predominantly in the data center and healthcare sectors, but we also may acquire other types of real property, including office, industrial and retail properties.

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

Disposition Policy

We intend to hold each asset we acquire for an extended period of time, generally three to five years. However, circumstances may arise that could result in the earlier sale of some of our assets. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. The requirements for us to maintain our qualification as a REIT for federal income tax purposes also will put some limits on our ability to sell assets after short holding periods.

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

Qualification as a REIT

We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.

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

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund the distribution, we may borrow, issue additional securities or sell assets in order to fund the distributions, or make the distributions out of net proceeds from our Offering. Subject to certain limited exceptions, there is no limit to the amount of distributions that we may pay from offering proceeds. We have not established any limit on the amount of proceeds from our Offering that may be used to fund distributions, except that, in accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to maintain our qualification as a REIT.

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

Any affiliated entity, whether or not currently existing, could compete with us in the sale or operation of the properties. We will seek to achieve any operating efficiencies or similar savings that may result from affiliated management of competitive properties. However, to the extent that affiliates own or acquire a property that is adjacent, or in close proximity, to a property we own, our property may compete with the affiliate’s property for tenants or purchasers.

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

In addition, each of our executive officers also serves as an officer of our Advisor, our Property Manager, and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities, which may conflict with the fiduciary duties that they owe to us and our stockholders.

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any property from entities affiliated with our Advisor unless a majority of our directors not otherwise interested in the transaction and a majority of our independent directors determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2014, we did not purchase any properties from our Advisor, its affiliates or a director.

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

Affiliated Dealer Manager

Since our Dealer Manager was an affiliate of our Advisor during our Offering, we did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with our Offering.

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

Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates

A transaction involving the purchase and sale of properties may result in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including acquisition and advisory fees, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.

Employees

We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.

We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that these companies were unable to provide these services to us, we would be required to obtain such services from other sources.

Reportable Segments

We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 15—“Segment Reporting” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Concentration of Credit Risk and Significant Leases

As of December 31, 2014, we had cash on deposit, including restricted cash and escrowed funds, in 13 financial institutions, all of which had deposits in excess of current federally insured levels totaling $124.4 million; however, to date we have not experienced any losses in such accounts. We limit cash investments to financial institutions with high credit standing; therefore, we believe we are not exposed to any significant risk on cash.

Based on leases of our properties in effect as of December 31, 2014, one tenant accounted for 10% or more of our 2014 contractual rental revenue. The following table shows the tenant that accounted for 10% or more of our 2014 contractual rental revenue:

Tenant	Property	Segment	2014 Contractual Rental Revenue (in thousands)(1)		Percentage of 2014 Contractual Rental Revenue	Gross Leased Area (Sq Ft)		Lease Expiration Date
	AT&T Wisconsin Data Center							09/30/2023
	AT&T Tennessee Data Center							11/30/2023
AT&T Services	AT&T California Data Center	Data Centers	$21,014	(2)	18.5%(2)	989,869	(2)	12/31/2023

(1)	Contractual rental revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).
(2)	These amounts represent the aggregate for the three properties.

The following table shows the segment diversification of our real estate portfolio, including two properties owned through consolidated partnerships, based on contractual rental revenue as of December 31, 2014:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2014 Contractual Rental Revenue (in thousands)(1)	Percentage of 2014 Contractual Rental Revenue
Data Centers	34	3,337,465	$63,880	56.3%
Healthcare	41	2,106,074	49,601	43.7%

	75	5,443,539	$113,481	100.0%

(1)	Contractual rental revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

Based on leases of our properties in effect as of December 31, 2014, the following table shows the diversification of MSAs of our real estate properties that accounted for 10% or more of our 2014 contractual rental revenue:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2014 Contractual Rental Revenue (in thousands)(1)	Percentage of 2014 Contractual Rental Revenue
Dallas-Ft. Worth-Arlington, TX	7	607,914	$19,518	17.2%
Chicago-Naperville-Elgin, IL-IN-WI	5	152,077	11,307	10.0%

	12	759,991	$30,825

(1)	Contractual rental revenue is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive income (loss).

Environmental Matters

All real properties and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, the Company may be potentially liable for costs and damages related to environmental matters. We take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third party bodily injury and property damage claims.

Available Information

We electronically file our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports with the SEC. Copies of our filings with the SEC may be obtained from the SEC’s website, http://www.sec.gov. Access to these filings is free of charge. In addition, we make such materials that are electronically filed with the SEC available at www.cvmissioncriticalreit.com as soon as reasonably practicable. They are also available for printing by any stockholder upon request.

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

We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns. Competition from other real estate investors increases the risk of delays in investing our net Offering proceeds. Our stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. If our Advisor is unable to obtain additional suitable investments for us, we will hold the uninvested proceeds of our Offering in an interest-bearing account or invest such proceeds in short-term, investment-grade investments, which would provide a significantly lower return to us than we expect from our investments in real estate. If we cannot invest all of the proceeds from our Offering within a reasonable amount of time, or if our board of directors determines it is in the best interests of our stockholders, we will return the uninvested proceeds to investors and investors may receive less than the amount they initially invested in our Offering.

Our properties are, and we expect future properties primarily will be, located in the continental United States and will be affected by the current economic downturn, as well as economic cycles and risks inherent to that area.

We expect to use substantially all the net proceeds of our Offering to acquire commercial real estate located in the continental United States. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include:

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions paid (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the Second DRIP) during such period and such shortfall was paid from proceeds from our Offering. For the year ended December 31, 2013, our cash flows provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Historically, we have experienced net losses and we may not be profitable or realize growth in the value of our investments. Many of our losses can be attributed to start-up costs and operating costs incurred prior to purchasing properties or making other investments that generate revenue and acquisition related expenses. For further discussion of our operational history and the factors affecting our losses, see the “Selected Financial Data” section of the Annual Report on Form 10-K, as well as the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section and our consolidated financial statements and the notes included in this Annual Report on Form 10-K for a discussion of our operational history and the factors for our losses.

We will be required to disclose an estimated value per share of our common stock no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, and such estimated value per share may be lower than the purchase price investors paid for shares of our common stock in our offering. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.

To assist members of the Financial Industry Regulatory Authority, or FINRA, and their associated persons that participate in our offering, pursuant to FINRA Conduct Rule 5110, we intend to have our advisor prepare an annual report of the per share estimated value of our shares, the method by which it was developed and the date of the data used to develop the estimated values. For this purpose, our advisor has indicated that it currently intends to use the price paid to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as the estimated per share value of our shares until a date prior to 150 days following the second anniversary of breaking escrow in this offering. This approach to valuing our shares may bear little relationship and will likely exceed what you might receive for your shares if you tried to sell them or if we liquidated our portfolio. As a result of recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date on which we break escrow in this offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated NAV per share prior to the conclusion of this offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our distribution reinvestment plan, to reflect the estimated NAV per share. Further, the amendment to National Association of Securities Dealers Rule 2340 takes effect on April 11, 2016, prior to the anticipated conclusion of this offering, and if we have not yet disclosed an estimated NAV per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.

Until we disclose an estimated NAV per share based on a valuation, the price at which you purchase shares and any subsequent estimated values are likely to differ from the price at which a stockholder could resell such shares because: (i) there is no public trading market for our shares at this time; (ii) the price does not reflect and will not reflect, the fair value of our assets as we acquire them, nor does it represent the amount of net proceeds that would result from an immediate liquidation of our assets, because the amount of proceeds available for investment from our offering is net of selling commissions, dealer manager fees, other organization and offering costs and acquisition fees and costs; (iii) the estimated value does not take into account how market fluctuations affect the value of our investments, including how the current conditions in the financial and real estate markets may affect the values of our investments; and (iv) the estimated value does not take into account how developments related to individual assets may increase or decrease the value of our portfolio.

Currently there are no SEC, federal or state rules that establish requirements concerning the methodology to employ in determining an estimated NAV per share. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in this offering and annually thereafter, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based upon the fair value of our assets less the fair value of our liabilities under market conditions existing at the time of the valuation. We will obtain independent third party appraisals for our properties and will value our other assets in a manner we deem most suitable under the circumstances, which will include an independent appraisal or valuation. Our conflicts committee will be responsible for the oversight of the valuation process, including approval of the engagement of any third parties to assist in the valuation of assets, liabilities and unconsolidated investments. After the initial appraisal, appraisals will be done at least annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

A high concentration of our properties in a particular MSA area, or with tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2014, we owned 46 real estate investments, located in 33 MSAs (including two real estate investments owned through consolidated partnerships), two of which accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Dallas-Ft.Worth-Arlington, Texas MSA and one real estate investment located in the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for 17.2% and 10.0%, respectively, of our contractual rental revenue for the year ended December 31, 2014. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Messrs. Carter, Garcia, Seton, Sakow, Peterson and Winslow, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on Messrs. Carter, Garcia, Seton, Sakow, Peterson and Winslow or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce their and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates and permits us, with approval of our board of directors or a committee of the board of directors to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law and the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the NASAA REIT Guidelines, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce stockholders and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

As of December 31, 2014, we had cash and cash equivalents in excess of federally insurable limits. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits of over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions which could have a negative impact on our financial results, operations, business relationships or confidential information.

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

Certain of our executive officers and directors, including John Carter, who also serves as the chairman of our board of directors, Mario Garcia, Jr., Todd Sakow, Michael Seton and Lisa Drummond, also are officers and/or directors of our Advisor, our Property Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of new investments and management time and services between us and the other entities,

•	our purchase of properties from, or sale of properties, to affiliated entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our advisor,

•	compensation to our Advisor, and

•	our relationship with our Property Manager.

If we do not successfully implement our business strategy, we may be unable to generate cash needed to continue to make distributions to our stockholders and to maintain or increase the value of our assets.

Our Advisor faces conflicts of interest relating to the performance fee structure under the Advisory Agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.

Under the Advisory Agreement, our Advisor or its affiliates are entitled to fees that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor’s interests are not wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments, or to use additional debt when acquiring assets, in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees. In addition, our Advisor’s or its affiliates’ entitlement to fees upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest. The Advisory Agreement requires us to pay a performance-based termination fee to our Advisor or its affiliates if we terminate the Advisory Agreement and have not paid our Advisor a subordinated incentive listing fee to our Advisor in connection with the listing of our shares for trading on an exchange. To avoid paying this fee, our independent directors may decide against terminating the Advisory Agreement prior to our listing of our shares even if, but for the termination fee, termination of the Advisory Agreement would be in our best interest. In addition, the requirement to pay the fee to our Advisor or its affiliates at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the fee to the terminated Advisor. Moreover, our Advisor will have the right to terminate the Advisory Agreement upon a change of control of our company and thereby trigger the payment of the performance fee, which could have the effect of delaying, deferring or preventing the change of control.

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

The Maryland Control Share Acquisition Act provides that “control shares” of a Maryland corporation acquired in a “control share acquisition” have no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.

Neither we nor any of our subsidiaries is registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.

We intend to conduct our operations directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

We intend to conduct our operations so that we and most, if not all, of our wholly and majority-owned subsidiaries will comply with the 40% test. We will continuously monitor our holdings on an ongoing basis to determine whether we and each wholly and majority-owned subsidiary comply with this test. We expect that most, if not all, of our wholly-owned and majority-owned subsidiaries will not be relying on exemptions under either Section 3(c)(1) or 3(c)(7) of the Investment Company Act. Consequently, interests in these subsidiaries (which are expected to constitute most, if not all, of our assets) generally will not constitute “investment securities.” Accordingly, we believe that we and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(C) of the Investment Company Act.

Since we are primarily engaged in the business of acquiring real estate, we believe that the Company and most, if not all, of our wholly and majority-owned subsidiaries will not be considered investment companies under Section 3(a)(1)(A) of the Investment Company Act. If we or any of our wholly or majority-owned subsidiaries would ever inadvertently fall within one of the definitions of “investment company,” we intend to rely on the exception provided by Section 3(c)(5)(C) of the Investment Company Act.

Under Section 3(c)(5)(C), the SEC staff generally requires the Company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.

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

A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they deem appropriate if such change would cause us to meet the definition of an investment company.

If we are required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.

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

Recently, the U.S. Financial Accounting Standards Board, or the FASB, and the International Accounting Standards Board, or IASB, initiated a joint project to develop new guidelines to lease accounting. The FASB and IASB, or collectively, the Boards, issued an Exposure Draft on August 17, 2010 and a Revised Exposure Draft on May 16, 2013, or collectively, the Exposure Drafts, which propose substantial changes to the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation would be recorded on the tenant’s balance sheet for all lease arrangements. In addition, the Exposure Drafts could impact the method in which contractual lease payments would be recorded. In order to mitigate the effect of the proposed lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing proceeds from our Offering or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to you.

After receiving extensive comments on the Exposure Drafts, the Boards are considering all feedback received and are re-deliberating all significant issues through 2015.

If our stockholders do not agree with the decisions of our board of directors, our stockholders only have limited control over changes in our policies and operations and may not be able to change such policies and operations.

Our board of directors determines our major policies, including our policies regarding investments, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders except as otherwise set forth in our charter. Under the Maryland General Corporation Law and our charter, our stockholders generally have a right to vote only on the following:

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

Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish an estimated value of our shares. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We expect to disclose an estimated per share value of our shares no later than 150 days following the second anniversary of the date on which we broke escrow in this offering (or earlier if deemed advisable by our board of directors), and will disclose that value in our SEC filings. Prior to establishing the applicable NAV and unless the shares are being redeemed in connection with a stockholder’s death or qualifying disability, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each such share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each such share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each such share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each such share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the Incentive Plan, pursuant to which we have the power and authority to grant restricted or deferred stock awards to persons eligible under the Incentive Plan. We have authorized and reserved 300,000 shares of our common stock for issuance under the Incentive Plan and have granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s initial election to our board of directors, and 3,000 shares in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders likely will suffer dilution of their equity investment in us, if we:

•	sell additional shares in the future, including those issued pursuant to the Second DRIP;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue additional restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under the Advisory Agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.

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

There are many factors that can affect the availability and timing of cash distributions to our stockholders. Distributions are based principally on cash available from our operations. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from the properties will increase, that securities we may buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from the remaining proceeds of our Offering or from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

Your interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value of our shares.

The prices we may pay for shares repurchased under our share repurchase program may exceed the net asset value of such shares at the time of repurchase. If this were to be the case, investors who do not elect or are unable to have some or all of their shares repurchased under our share repurchase program would suffer dilution in the value of their shares as a result of repurchases.

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

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from a bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

We have and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.

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

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we expect that we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. We will use substantially all of our Offering’s net proceeds to buy real estate and pay various fees and expenses. Accordingly, if we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flow from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a triple-net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required taxes, utilities and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.

We carry comprehensive general liability coverage and umbrella liability coverage on all our properties with limits of liability which we deem adequate to insure against liability claims and provide for the costs of defense. Similarly, we are insured against the risk of direct physical damage in amounts we estimate to be adequate to reimburse us on a replacement cost basis for costs incurred to repair or rebuild each property, including loss of rental income during the rehabilitation period. Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We may not have adequate, or any, coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government, and extends the federal terrorism insurance backstop through December 31, 2020 pursuant to the Terrorism Risk Insurance Reauthorization Act of 2015. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.

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

Some of our properties are, and we expect certain additional properties may be, contiguous to other parcels of real property, comprising part of the same commercial center. In connection with such properties, there are significant covenants, conditions and restrictions, or CC&Rs, restricting the operation of such properties and any improvements on such properties, and related to granting easements on such properties. Moreover, the operation and management of the contiguous properties may impact such properties. Compliance with CC&Rs may adversely affect our operating costs and reduce the amount of funds that we have available to pay distributions.

Our operating results may be negatively affected by potential development and construction delays and resultant increased costs and risks.

We may use remaining net proceeds from our Offering to acquire and develop properties upon which we will construct improvements. In such event, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

We have entered into, and may continue to enter into, additional joint ventures with other real estate groups. The success of a particular joint venture may be limited if our joint venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if we have a dispute with our joint venture partner, we could incur additional expenses and require additional time and resources from our Advisor, each of which could adversely affect our operating results and our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

Our properties face competition that may affect tenants’ willingness to pay the amount of rent requested by us and the amount of rent paid to us may affect the cash available for distributions and the amount of distributions.

There will be numerous other properties within the market area of each of our properties that will compete with us for tenants. The number of competitive properties could have a material effect on our ability to rent space at our properties and the amount of rents charged. We could be adversely affected if additional competitive properties are built in close proximity with our properties, causing increased competition for customer traffic and creditworthy tenants. This could result in decreased cash flow from tenants and may require us to make capital improvements to properties that we would not have otherwise made, thus affecting cash available for distributions and the amount available for distributions to our stockholders.

Delays in acquisitions of properties may have an adverse effect on our stockholders’ investment.

There may be a substantial period of time before all of the remaining net proceeds of our Offering and the Second DRIP are invested. Delays we encounter in the selection, acquisition and/or development of properties could adversely affect our stockholders’ returns. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, our stockholders could suffer delays in the payment of cash distributions attributable to those particular properties.

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

Risks Associated with Investments in the Healthcare Property Sector

Our real estate investments may be concentrated in healthcare properties, making us more vulnerable economically than if our investments were diversified.

We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification may become even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A further downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties.

Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.

Some of the properties we have acquired or seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flow from operations and the amounts available for distributions to our stockholders.

The healthcare properties we have acquired or seek to acquire may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians to which they refer patients. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

On March 31, 2014, President Obama signed into law legislation which delays for one year the 24.0% physician pay cut under Medicare that was slated to be implemented March 31, 2014. However, unless Congress acts again to either eliminate or delay the Sustainable Growth Rate reductions that result from the existing statutory methodology, physicians’ Medicare reimbursement will be reduced on March 31, 2015, which may adversely impact our tenants’ ability to make rental payments.

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

In 2014, state insurance exchanges were implemented, which will provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the insurance exchange varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchanges. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the insurance exchange, which may impact a tenant’s ability to pay rent.

In addition, the health insurance exchange provides a subsidy for some individuals to obtain insurance depending upon the individual’s income and a number of factors. There are states that did not implement a state-run health insurance exchange and deferred the implementation and management of the state health insurance exchange to the federal government. In 2015, the United States Supreme Court will consider whether the individuals that obtained insurance on a federally implemented and managed exchange are permitted to receive a subsidy to assist with the cost of the insurance coverage. If the United States Supreme Court determines that a subsidy for the federal insurance exchanges violates the law, many individuals who purchased insurance may not be able to afford insurance without the subsidy and may drop the insurance and become uninsured. An increased in the uninsured population may adversely affect our tenants’ ability to collect revenues and may adversely impact our tenants’ ability to pay rent.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants in our healthcare properties. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

We face increasing competition for the acquisition of healthcare properties, which may impede our ability to make future acquisitions or may increase the cost of these acquisitions.

We compete with many other entities engaged in real estate investment activities for acquisitions of healthcare properties, including national, regional and local operators, acquirers and developers of healthcare properties. The competition for healthcare properties may significantly increase the price we must pay for healthcare properties or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. In particular, larger healthcare real estate REITs may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. In addition, the number of entities and the amount of funds competing for suitable investment properties may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for healthcare properties, our business, financial condition and results of operations and our ability to make distributions to our stockholders may be materially and adversely affected.

The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.

The healthcare industry is heavily regulated by federal, state and local governmental bodies. The tenants in our healthcare properties generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, and relationships with physicians and other referral sources. Changes in these laws and regulations could negatively affect the ability of our tenants to make lease payments to us and our ability to make distributions to our stockholders. Many of our healthcare properties and their tenants may require a license or certificate of need, or CON, to operate. Failure to obtain a license or CON, or loss of a required license or CON, would prevent a facility from operating in the manner intended by the tenant. These events could also materially adversely affect our tenants’ ability to make rent payments to us. State and local laws also may regulate expansion, including the addition of new beds or services or acquisition of medical equipment, and the construction of healthcare properties, by requiring a CON or other similar approval. State CON laws are not uniform throughout the United States and are subject to change; therefore, this may adversely impact our tenants’ ability to provide services in different states. We cannot predict the impact of state CON laws on our development of facilities or the operations of our tenants. In addition, state CON laws often materially impact the ability of competitors to enter into the marketplace of our facilities. The repeal of CON laws could allow competitors to freely operate in previously closed markets. This could negatively affect our tenants’ abilities to make current payments to us. In limited circumstances, loss of state licensure or certification or closure of a facility could ultimately result in loss of authority to operate the facility and require new CON authorization to re-institute operations. As a result, a portion of the value of the facility may be reduced, which would adversely impact our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these anti-fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; and the Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services to impose monetary penalties for certain fraudulent acts. Each of these laws includes criminal and/or civil penalties for violations that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments and/or exclusion from the Medicare and Medicaid programs. Certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Additionally, states in which our healthcare properties are located may have similar anti-fraud and abuse laws. Investigation by a federal or state governmental body for violation of anti-fraud and abuse laws or imposition of any of these penalties upon one of our tenants could jeopardize that tenant’s ability to operate or to make rent payments, which may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

Tenants of our healthcare properties may be subject to significant legal actions that could subject them to increased operating costs and substantial uninsured liabilities, which may affect their ability to pay their rent payments to us.

As is typical in the healthcare industry, certain types of tenants of our healthcare properties may often become subject to claims that their services have resulted in patient injury or other adverse effects. Many of these tenants may have experienced an increasing trend in the frequency and severity of professional liability and general liability insurance claims and litigation asserted against them. The insurance coverage maintained by these tenants may not cover all claims made against them nor continue to be available at a reasonable cost, if at all. In some states, insurance coverage for the risk of punitive damages arising from professional liability and general liability claims and/or litigation may not, in certain cases, be available to these tenants due to state law prohibitions or limitations of availability. As a result, these types of tenants of our healthcare properties operating in these states may be liable for punitive damage awards that are either not covered or are in excess of their insurance policy limits. We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

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

A portion of our portfolio of properties consists of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy.

Our data center properties may not be suitable for lease to certain data center, technology or office tenants without significant expenditures or renovations.

Because many of our data center properties contain and will continue to contain extensive tenant improvements installed at our tenants’ expense, they may be better suited for a specific corporate enterprise data center user or technology industry tenant and could require modification in order for us to re-lease vacant space to another corporate enterprise data center user or technology industry tenant. For the same reason, our properties also may not be suitable for lease to traditional office tenants without significant expenditures or renovations.

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

We believe that utilizing borrowing is consistent with our investment objective of maximizing returns to stockholders. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total “net assets” as of the date of any borrowing (which is the maximum level of indebtedness permitted under the NASAA REIT Guidelines absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations set forth in our charter and the NASAA REIT Guidelines. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

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

As of December 31, 2014, we had $395,433,000 of fixed interest rate debt outstanding, of which $261,162,000 were fixed through the use of interest rate swaps. As of December 31, 2014, we had $170,476,000 of variable rate debt outstanding. As of December 31, 2014, our weighted average interest rate was 4.3%. Increases in interest rates may increase our interest costs if we obtain variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes. In order for us to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Internal Revenue Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

If we fail to maintain our status as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on your investment.

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

If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for U.S. federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their respective tax liability on the distributions reinvested in our shares.

Certain of our business activities are potentially subject to the prohibited transaction tax, which could reduce the return on our stockholders’ investment.

Our ability to dispose of property during the first few years following acquisition is restricted to a substantial extent as a result of our REIT status. Whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a trade or business depends on the particular facts and circumstances surrounding each property. Properties we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, may, depending on how we conduct our operations, be treated as inventory or property held primarily for sale to customers in the ordinary course of a trade or business. Under applicable provisions of the Internal Revenue Code regarding prohibited transactions by REITs, we would be subject to a 100% excise tax on any gain recognized on the sale or other disposition of any property (other than foreclosure property) that we own, directly or through any subsidiary entity, including our Operating Partnership, but generally excluding our taxable REIT subsidiaries, that is deemed to be inventory or property held primarily for sale to customers in the ordinary course of trade or business. Any taxes we pay would reduce our cash available for distribution to our stockholders.

In certain circumstances, we may be subject to U.S. federal, state and local income taxes as a REIT, which would reduce our cash available for distribution to our stockholders.

Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Internal Revenue Code) will be subject to a 100% excise tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

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

We have and may continue to purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.

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

We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership for such purposes, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make to us. This would also result in our losing REIT status, and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the yield on our stockholders’ investment. In addition, if any of the partnerships or limited liability companies through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, it would be subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership. Such a recharacterization of an underlying property owner could also threaten our ability to maintain REIT status.

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

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.

As of December 31, 2014, we owned a portfolio of 46 real estate investments (including two real estate investments owned through consolidated partnerships), consisting of 58 properties, located in 33 MSAs comprising 5.71 million gross rentable square feet of commercial space, including the square footage of buildings which are situated on land subject to a ground lease. As of December 31, 2014, 40 of the real estate investments were single-tenant commercial properties and six of the real estate investments were multi-tenant commercial properties. As of December 31, 2014, 97.9% of our rental square feet was leased with a weighted average remaining lease term of 12.2 years. As of December 31, 2014, we had outstanding debt of $565,909,000, secured by certain of our properties and the related tenant leases.

Property Statistics

The following table shows the tenant diversification of our real estate portfolio, including two properties owned through consolidated partnerships, as of December 31, 2014:

Real Estate Investment	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Richardson Data Center	Dallas-Ft. Worth-Arlington, TX	Data Center	1	07/14/2011	2005		100.0%	20,000	$14,368
180 Peachtree Data Center(1)	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	01/03/2012	1927	(2)	100.0%	338,076	53,031
St. Louis Surgical Center	St. Louis, MO-IL	Healthcare	1	02/09/2012	2005		100.0%	21,823	5,975
Northwoods Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	03/14/2012	1986		100.0%	32,740	3,033
Stonegate Medical Center	Austin-Round Rock, TX	Healthcare	1	03/30/2012	2008		100.0%	27,373	—	(18)
Southfield Data Center	Detroit-Warren-Dearborn, MI	Data Center	1	05/25/2012	1970	(3)	100.0%	52,940	—	(18)
HPI Integrated Medical Facility	Oklahoma City, OK	Healthcare	1	06/28/2012	2007		100.0%	34,970	5,697
Texas Data Center Portfolio	Dallas-Ft. Worth-Arlington, TX	Data Center	2	08/16/2012	(4)		100.0%	219,442	—	(18)

Real Estate Investment	MSA	Segment	Number of Properties	Date Acquired	Year Built	Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Baylor Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	08/29/2012	2012	100.0%	62,390	19,849
Vibra Denver Hospital	Denver-Aurora-Lakewood, CO	Healthcare	1	09/28/2012	1962	(5)	100.0%	131,210	—	(18)
Vibra New Bedford Hospital	Providence-Warwick, RI-MA	Healthcare	1	10/22/2012	1942	100.0%	70,657	16,163
Philadelphia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	1	11/13/2012	1993	100.0%	121,000	32,417
Houston Surgery Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	11/28/2012	1998	(6)	100.0%	14,000	—	(18)
Akron General Medical Center	Akron, OH	Healthcare	1	12/28/2012	2012	100.0%	98,705	—	(18)
Grapevine Hospital	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2013	2007	100.0%	61,400	13,452
Raleigh Data Center	Raleigh, NC	Data Center	1	03/21/2013	1997	100.0%	143,770	—	(18)
Andover Data Center	Boston-Cambridge-Newton, MA-NH	Data Center	1	03/28/2013	1984	(7)	100.0%	92,700	—	(18)
Wilkes-Barre Healthcare Facility	Scranton-Wilkes-Barre-Hazleton, PA	Healthcare	1	05/31/2013	2012	100.0%	15,996	—	(18)
Fresenius Healthcare Facility	Elkhart-Goshen, IN	Healthcare	1	06/11/2013	2010	100.0%	15,462	—	(18)
Leonia Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	1	06/26/2013	1988	100.0%	67,000	—	(18)
Physicians’ Specialty Hospital	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	1	06/28/2013	1994	(8)	100.0%	55,740	—	(18)
Christus Cabrini Surgery Center	Alexandria, LA	Healthcare	1	07/31/2013	2007	100.0%	15,600	—	(18)
Valley Baptist Wellness Center	Brownsville-Harlingen, TX	Healthcare	1	08/16/2013	2007	100.0%	38,111	6,297
Akron General Integrated Medical Facility	Akron, OH	Healthcare	1	08/23/2013	2013	100.0%	38,564	—	(18)
Victory Medical Center Landmark	San Antonio-New Braunfels, TX	Healthcare	1	08/29/2013	2013	100.0%	82,316	—	(18)
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio-New Braunfels, TX	Healthcare	1	09/06/2013	2012	100.0%	50,000	—	(18)
AT&T Wisconsin Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	09/26/2013	1989	100.0%	142,952	—	(18)
AT&T Tennessee Data Center	Nashville-Davidson–Murfreesboro–Franklin, TN	Data Center	1	11/12/2013	1975	100.0%	347,515	27,305
Warm Springs Rehabilitation Hospital	San Antonio-New Braunfels, TX	Healthcare	1	11/27/2013	1989	100.0%	113,136	—	(18)
AT&T California Data Center	San Diego-Carlsbad, CA	Data Center	1	12/17/2013	1983	100.0%	499,402	36,229
Lubbock Heart Hospital	Lubbock, TX	Healthcare	1	12/20/2013	2003	100.0%	102,143	20,043
Walnut Hill Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2014	1983	(9)	100.0%	199,182	32,867
Cypress Pointe Surgical Hospital	New Orleans-Metairie, TX	Healthcare	1	03/14/2014	2006	100.0%	63,000	—	(18)
Milwaukee Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	03/28/2014	2004	100.0%	59,516	—	(18)
Charlotte Data Center	Charlotte-Concord-Gastonia, NC-SC	Data Center	1	04/28/2014	1999	(10)	66.7%	40,567	—	(18)
Miami International Medical Center	Miami-Fort Lauderdale-West Palm Beach, FL	Healthcare	1	04/30/2014	1962	(11)	—	(11)	—	(11)	—
Chicago Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	05/20/2014	1964	(12)	60.6%	152,077	105,850
Bay Area Regional Medical Center(1)	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	07/11/2014	2014	100.0%	373,000	98,333
Arizona Data Center Portfolio	Phoenix-Mesa-Scottsdale, AZ	Data Center	2	08/27/2014	(13)	100.0%	658,215	—	(18)
Rhode Island Rehabilitation Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	1	08/28/2014	1965	(14)	100.0%	92,944	—	(18)
Select Medical Portfolio	(17)	Healthcare	3	08/29/2014	(15)	100.0%	166,414	—	(18)
Alpharetta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	09/05/2014	1986	100.0%	184,553	—	(18)
Victory IMF	San Antonio-New Braunfels, TX	Healthcare	1	09/12/2014	(16)	—	(16)	—	(16)	—
Dermatology Associates of Wisconsin Portfolio	(17)	Healthcare	9	09/15/2014	(19)	100.0%	88,114	—	(18)
Lafayette Surgical Hospital	Lafayette, LA	Healthcare	1	09/19/2014	2004	100.0%	73,824	—	(18)
Alpharetta Data Center II	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	10/31/2014	1999	100.0%	165,000	—

58	5,443,539	$490,909

(1)	Property owned through a consolidated partnership.
(2)	The 180 Peachtree Data Center was renovated in 2000.
(3)	The Southfield Data Center was renovated in 1997.
(4)	The Texas Data Center Portfolio consists of two data center properties: the Plano Data Center and the Arlington Data Center. The Plano Data Center was constructed in 1986 and redeveloped into a data center in 2011, and the Arlington Data Center was constructed in 1984.
(5)	The Vibra Denver Hospital was renovated in 1985.
(6)	The Houston Surgery Center was renovated in 2012.
(7)	The Andover Data Center was renovated in 2010.
(8)	The Physicians’ Specialty Hospital was renovated in 2009.
(9)	The Walnut Hill Medical Center was renovated in 2013.
(10)	The Charlotte Data Center was renovated in 2013.
(11)	The Miami International Medical Center was under construction as of December 31, 2014.
(12)	The Chicago Data Center was renovated in 2010.
(13)	The Arizona Data Center Portfolio consists of two data center properties: The Phoenix Data Center and the Scottsdale Data Center. The Phoenix Data Center was constructed in 2005 and redeveloped into a data center in 2009, and the Scottsdale Data Center was constructed in 2000 and redeveloped into a data center in 2007.
(14)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.
(15)	The Select Medical—Akron was constructed in 2008. The Select Medical—Frisco was constructed in 2010. The Select Medical—Bridgeton was constructed in 2012.
(16)	The Victory IMF was under construction as of December 31, 2014.
(17)	Various MSAs.
(18)	Property is under the KeyBank Credit Facility’s unencumbered pool availability. As of December 31, 2014, 39 commercial properties were under the KeyBank Credit Facility’s unencumbered pool availability and we had $75,000,000 outstanding thereunder.
(19)	The Dermatology Associates of Wisconsin Portfolio consists of nine properties, which were constructed in various years from 1964 through 2011.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. We currently have no plans for any material renovations, improvements or development of the properties. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

Leases

Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2014, the weighted average remaining lease term was 12.2 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from $83,000 to $16,830,000 (an average of $2,132,000) per year. Certain leases provide for increases in rent as a result of fixed increases. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2014 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands)(1)	Percentage of Annualized Contractual Base Rent
2015	1	18,624	$243	0.2%
2016	4	51,605	1,555	1.0%
2017	2	22,827	407	0.3%
2018	—	—	—	0.0%
2019	2	61,196	2,727	1.8%
2020	1	184,553	4,064	2.6%
2021	3	174,838	6,856	4.4%
2022	4	334,400	14,466	9.3%
2023	8	1,307,765	32,187	20.7%
2024	15	500,565	13,084	8.4%
Thereafter	35	2,787,166	80,039	51.3%

	75	5,443,539	$155,628	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2014.

Indebtedness

For a discussion of our indebtedness, see Note 8—“Notes Payable,” Note 9—“Credit Facility,” and Note 17—“Derivative Instruments and Hedging Activities,” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 24, 2015, we had approximately 176.7 million shares of common stock outstanding, held by a total of 41,114 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our register and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Second DRIP, we are selling shares of our common stock to the public at a price of $9.50 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

To assist the members of FINRA and their associated persons, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we will prepare annual statements of the estimated share value to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in shares of our common stock. For these purposes, our estimated value of the shares is $10.00 per share as of December 31, 2014. The basis for this valuation is the fact that the most recent public offering price for shares of our common stock in our primary offering was $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, there is no public trading market for the shares of our common stock at this time, and there can be no assurance that stockholders could receive $10.00 per share if such a market did exist and they sold their shares of our common stock or that they will be able to receive such amount for their shares of our common stock in the future. We intend to continue to use the offering price to acquire a share in our primary offering (ignoring purchase price discounts for certain categories of purchasers) as our estimated per share value until a date prior to 150 days following the second anniversary of breaking escrow in our offering, pursuant to FINRA rules. However, as required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and we will disclose the resulting estimated per share value in our Annual Reports on Form 10-K distributed to stockholders. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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

Our common stock is currently not listed on a national securities exchange and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The purchase price for shares repurchased under our share repurchase program will be as set forth below until we establish a new estimated value of our shares. Prior to April 2016, we do not anticipate obtaining appraisals for our investments (other than investments in transaction with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. We will begin establishing an estimated value of our shares based on the value of our real estate and real estate-related investments on an annual basis as of a date not later than 150 days from the second anniversary of the date that we broke escrow in our initial primary offering (or earlier if deemed advisable by our board of directors or required by applicable regulations) and will disclose the value in our SEC filings. Prior to establishing the estimated value of our shares and unless the shares are being redeemed in connection with a stockholder’s death or Qualifying Disability, as defined below, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the amount paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the amount paid for each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the amount paid for each share; and

•	for stockholders who have continuously held their shares of our common stock for at least four years, the price will be 100.0% of the amount paid for each share.

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

A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of his or her shares. An estate, heir or beneficiary that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our board of directors of the death of the stockholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent.

Unrepurchased shares may be passed to an estate, heir or beneficiary following the death of a stockholder. If the shares are to be repurchased under any conditions outlined herein, we will forward the documents necessary to effect the repurchase, including any signature guaranty we may require. Our share repurchase program provides stockholders only a limited ability to redeem shares for cash until a secondary market develops for our shares, at which time the program would terminate. No such market presently exists, and we cannot assure you that any market for your shares will ever develop.

In order for a disability to entitle a stockholder to the special redemption terms described above, (a Qualifying Disability), (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be redeemed, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the Applicable Governmental Agency). For purposes of this repurchase right, the Applicable Governmental Agencies are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System, or CSRS, then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special redemption terms described above. Redemption requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Department of Veterans Affairs record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.

We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

•	disabilities occurring after the legal retirement age; and

•	disabilities that do not render a worker incapable of performing substantial gainful activity.

Therefore, such disabilities would not qualify for the special redemption terms, except in the limited circumstances when the investor would be awarded disability benefits by the other applicable governmental agencies described above.

Shares we purchase under our share repurchase program will have the status of authorized but unissued shares. Shares we acquire through the share repurchase program will not be reissued unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise issued in compliance with such laws.

Our Advisor, directors and their respective affiliates are prohibited from receiving a fee in connection with the share repurchase program.

Funding for the share repurchase program will come exclusively from proceeds we received from the sale of shares under our DRIP, which terminated on June 6, 2014, and will receive from the sale of shares under our Second DRIP during the prior calendar year and other operating funds, if any. If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

Our board of directors may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days, prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the Second DRIP on the date we sell all of the shares registered for sale under the Second DRIP, unless we file a new registration statement with the SEC and applicable states, or the Second DRIP is terminated by our board of directors. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under the Second DRIP, the discontinuance or termination of the Second DRIP will adversely affect our ability to redeem shares under the share repurchase program. We will notify our stockholders of such development in our next annual or quarterly reports or by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act.

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

During the year ended December 31, 2014, we received valid redemption requests relating to approximately 423,000 shares, which were redeemed in full for an aggregate of $4,087,000 (an average of $9.66 per share) under our share repurchase program. During the year ended December 31, 2013, we received valid redemption requests relating to approximately 80,000 shares, which were redeemed in full for an aggregate of $783,000 (an average of $9.79 per share) under our share repurchase program.

During the three months ended December 31, 2014, we redeemed shares of common stock under our share repurchase program as follows:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
10/01/2014-10/31/2014	66,127	$9.77	66,127		(1)
11/01/2014-11/30/2014	22,562	$9.75	22,562		(1)
12/01/2014-12/31/2014	39,088	$9.82	39,088		(1)

Total	127,777		127,777

(1)	A description of the maximum number of shares that may be redeemed under our share repurchase program is included in the narrative preceding this table. During the three months ended December 31, 2014, we redeemed approximately $1,250,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the December 2014 redemption date.

Stockholders

As of March 24, 2015, we had approximately 176,652,000 shares of common stock outstanding held by 41,114 stockholders of record.

Distributions

We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2014, we paid aggregate distributions of $94,358,000 ($44,013,000 in cash and $50,345,000 reinvested in shares of our common stock pursuant to the DRIP and the Second DRIP). For the year ended December 31, 2013, we paid aggregate distributions of $26,393,000 ($14,176,000 in cash and $12,217,000 reinvested in shares of our common stock pursuant to the DRIP).

Use of Public Offering Proceeds

On December 10, 2010, our Registration Statement on Form S-11 (File No. 333-165643), covering a public offering of up to 175.0 million shares of common stock, was declared effective under the Securities Act. We offered a maximum of 150.0 million shares of common stock for $10.00 per share and up to 25.0 million shares of common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,737.5 million in shares of common stock. On May 16, 2014, we reallocated 18.8 million shares of common stock from the DRIP offering to the primary portion of our Offering. As a result of this reallocation, our Offering offered up to a maximum of 168.8 million shares of common stock for $10.00 per share and up to 6.2 million shares of common stock pursuant to the DRIP for $9.50 per share, for a maximum offering of up to $1,746.9 million in shares of common stock.

On June 6, 2014, we terminated our Offering. We received subscriptions for gross proceeds of approximately $1,716.0 million. From our Offering proceeds, we paid $37.3 million in acquisition fees to our Advisor, $12.0 million in acquisition related costs and $14.2 million in organization and offering costs to our

Advisor and to our Dealer Manager as of December 31, 2014. With the offering proceeds, joint venture equity and indebtedness, we acquired $1,953.3 million in total gross real estate. In addition, we invested an aggregate of $115.2 million in real estate-related notes receivables. As of December 31, 2014, a total of $65.6 million in distributions were reinvested in, and 6.9 million shares of common stock were issued, pursuant to the DRIP and the Second DRIP.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which we believe will offer existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our Offering. As of December 31, 2014, approximately 2,934,000 shares of common stock were issued pursuant to the Second DRIP. As of December 31, 2014, approximately 7,592,000 shares of common stock were remaining in the Second DRIP.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.

We adopted the Incentive Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our common stock that may be issued pursuant to the Incentive Plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of the Incentive Plan, see Note 10—“Stock-based Compensation” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	258,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	258,000

(1)	On June 27, 2014, we granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share, the per share price in our offerings. As of December 31, 2014, we had issued an aggregate of 42,000 shares of restricted stock to our independent directors in connection with their initial or subsequent election to our board of directors. Restricted stock issued to our independent directors will vest over a four-year period.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data.

The following should be read in conjunction with our consolidated financial statements and the notes thereto and Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of results for any future period.

The selected financial data presented below was derived from our consolidated financial statements. (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2014	2013	2012	2011	2010
Balance Sheet Data:
Total investment in real estate assets, net	$1,996,787	$977,221	$443,423	$30,143	$—
Cash and cash equivalents	$113,093	$7,511	$4,377	$8,969	$202
Real estate-related notes receivables	$23,535	$54,080	$23,711	$514	$—
Total assets	$2,190,842	$1,064,664	$483,797	$85,351	$202
Notes payable	$490,909	$201,177	$156,847	$15,850	$—
Credit facility	$75,000	$152,000	$55,500	$—	$—
Intangible lease liabilities, net	$60,678	$53,962	$54,022	$1,679	$—
Total liabilities	$660,249	$423,381	$279,919	$20,545	$66
Total equity	$1,530,593	$641,283	$203,878	$64,806	$136

Operating Data:
Total revenue	$154,291	$68,299	$28,446	$1,345	$—
Rental and parking expenses	$20,687	$11,915	$7,066	$96	$—
Acquisition related expenses	$10,653	$5,615	$11,474	$1,084	$—
Depreciation and amortization	$46,729	$18,749	$8,080	$517	$—
Income (loss) from operations	$57,313	$27,219	$654	$(1,027)	$(66)
Net income (loss)	$37,631	$14,679	$(5,640)	$(1,439)	$(66)
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	$(4,133)	$(2,021)	$(2,060)	$378	$1
Net income (loss) attributable to common stockholders	$33,498	$12,658	$(7,700)	$(1,061)	$(65)
Modified funds from operations(1)	$67,957	$26,608	$4,980	$(223)	$(65)

Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.23	$0.30	$(0.78)	$(1.03)	$(3.27)
Diluted	$0.23	$0.30	$(0.78)	$(1.03)	$(3.27)
Distributions declared	$100,617	$29,419	$6,922	$645	$—
Distributions declared per common share	$0.70	$0.70	$0.70	$0.63	$—
Weighted average number of common shares outstanding:
Basic	143,682,692	42,207,714	9,933,490	1,026,976	20,000
Diluted	143,700,672	42,224,944	9,933,490	1,026,976	20,000

Cash Flow Data:
Net cash provided by (used in) operating activities	$70,132	$25,692	$1,277	$(90)	$—
Net cash used in investing activities	$(1,021,697)	$(578,816)	$(345,838)	$(74,321)	$—
Net cash provided by financing activities	$1,057,147	$556,258	$339,969	$83,178	$2

(1)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our modified funds from operations and for a reconciliation of this non-GAAP financial measure to net income (loss).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We currently qualify as a REIT under the Code for federal income tax purposes.

On March 23, 2010, we filed a registration statement on Form S-11 under the Securities Act, to conduct a best efforts initial public offering pursuant to which we were offering to the public up to 150,000,000 shares of common stock at a price of $10.00 per share in our primary offering and up to 25,000,000 additional shares pursuant to the DRIP under which our stockholders were able to elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the of the fair market value per share as determined by our board of directors, for a maximum offering of up to $1,737,500,000 in shares of common stock. The SEC first declared our registration statement effective as of December 10, 2010.

On May 16, 2014, we reallocated 18,750,000 shares of common stock from the DRIP to our primary offering. As a result of this reallocation, we were authorized to sell a maximum of 168,750,000 shares of common stock at a price of $10.00 per share, and up to 6,250,000 additional shares of common stock pursuant to the DRIP, for a maximum offering of up to $1,746,875,000 in shares of common stock.

On June 6, 2014, our Offering terminated. We raised $1,716,046,000 in gross proceeds from our Offering (including the DRIP) before offering expenses, selling commissions and dealer manager fees. We will continue to issue shares of common stock under the Second DRIP until such time as we sell all of the shares registered for sale under the Second DRIP, unless we file a new registration statement with the SEC and applicable states. We expect that property acquisitions in 2015 and future periods, if any, will be funded by the remaining net proceeds from the Offering, proceeds from the strategic sale of properties or other investments, financing of the acquired properties, the Second DRIP and cash flows from operations.

On April 14, 2014, we filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to the Second DRIP, which offers existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, we did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of our Offering. As of December 31, 2014, approximately 2,934,000 shares of common stock were issued pursuant to the Second DRIP. As of December 31, 2014, approximately 7,592,000 shares of common stock were remaining in the Second DRIP.

Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, pursuant to the Advisory Agreement, between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by and is a subsidiary of our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.

We currently operate through two reportable segments—commercial real estate investments in data centers and healthcare. As of December 31, 2014, we had completed acquisitions of 46 real estate investments (including two real estate investments owned through consolidated partnerships) consisting of 58 properties, comprised of 68 buildings and parking facilities and approximately 5,709,000 square feet of gross leasable area (excluding parking facilities), for an aggregate purchase price of $1,980,635,000. As of December 31, 2014, we had also invested in real estate-related notes receivables in the aggregate principal amount outstanding of $23,421,000.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies”, or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. We estimated the useful lives of its assets by class as follows:

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

Purchase Price Allocation

Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. Management determined that properties acquired with an existing lease in place are accounted as a business combination and properties acquired without an existing lease in place are accounted as an asset acquisition.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes the land and buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Asset Acquisitions

Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties generally to acquired tangible assets, consisting of land and buildings and improvements, based in each case on their initial cost of the asset acquired.

Acquisition Fees and Expenses

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. We expensed acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 of approximately $10,653,000, $5,615,000 and $11,474,000, respectively. We capitalized acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 of approximately $13,597,000, $7,489,000 and $0, respectively.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

We recognize revenue in accordance with Accounting Standards Codification, or ASC, 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC 840, Leases, we recognize minimum annual rental revenue on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, and thus have discretion in selecting the supplier and have credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2014, we did not have an allowance for uncollectible tenant receivables.

Capitalization of Expenditures and Depreciation of Assets

The cost of operating properties includes the cost of land and completed buildings and related improvements. Expenditures that increase the service life of properties are capitalized; the cost of maintenance and repairs are expensed as incurred. The cost of building and improvements is depreciated on a straight-line basis over the estimated useful lives. The cost of tenant improvements is depreciated on a straight-line basis over the shorter of the lease term or useful life. Furniture, fixtures and equipment are depreciated over their estimated useful lives. When depreciable property is retired or disposed of, the related costs and accumulated depreciation will be removed from the accounts and any gain or loss will be reflected in operations.

As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease inducement and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, which entity holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.

Income Taxes

We elected to be taxed, and currently qualify, as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code, beginning with the year ended December 31, 2011. As a REIT, we are required, among other things, to distribute at least 90% of our taxable income (computed without regard to the dividends paid deduction and excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we or our subsidiaries may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

As required by ASC 815, Derivatives and Hedging, or ASC 815, we record all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive income (loss) during the current period.

We are exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. Our primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert some its variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

In accordance with ASC 815, we designate interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income (loss) during the current period.

In accordance with the fair value measurement guidance Accounting Standards Update 2011-04, Fair Value Measurement, we made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Investments in 2014 and Subsequent

•

During the year ended December 31, 2014, we, through our wholly-owned subsidiaries, acquired 15 real estate investments consisting of 2.6 million gross rentable square feet of commercial space, for an aggregate purchase price of $1,037,563,000.

•

During the year ended December 31, 2014, we invested approximately $17,791,000 in real estate-related notes receivables, of which $27,500,000 was repaid and $20,000,000 was applied to reduce the cash paid for a real estate investment.

•

During the year ended December 31, 2014, $27,500,000 of real estate-related notes receivables was repaid and $20,000,000 of real estate-related notes receivables was applied to reduce the cash paid for a real estate investment.

•

On January 15, 2015, we, through a wholly-owned subsidiary, acquired a 48,184 rentable square foot healthcare property, located in Savannah, Georgia, for a purchase price of $20,212,000, plus closing costs. We funded the purchase using net proceeds from our Offering. As of January 15, 2015, the property was 100% leased to a single tenant.

•

As of March 24, 2015, we owned, through wholly-owned subsidiaries or through consolidated partnerships, a portfolio of 47 real estate investments, located in 34 MSAs and comprising an aggregate of 5.76 million gross rental square feet of commercial space. As of March 24, 2015, our properties were 97.9% leased.

For a further discussion of our 2014 acquisitions, see Note 3—“Real Estate Investments,” and for a further discussion on acquisitions in 2015, see Note 22—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2014, our properties were 97.9% leased.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of December 31, 2014, 2013 and 2012:

	December 31, 2014	December 31, 2013	December 31, 2012
Number of commercial operating real estate investments(1)	44	31	14
Leased rentable square feet	5,444,000	3,127,000	1,245,000
Weighted average percentage of rentable square feet leased	98%	100%	100%

(1)	As of December 31, 2014, we owned 46 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Commercial operating real estate investments acquired(1)	13	17	13
Approximate aggregate purchase price of acquired real estate investments	$985,628,000	$548,587,000	$365,544,000
Leased rentable square feet	2,317,000	1,882,000	1,225,000

(1)	For the year ended December 31, 2014, we acquired 15 real estate investments, two of which were under construction.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenue. Revenue increased $86.0 million, or 125.9%, to $154.3 million for the year ended December 31, 2014, as compared to $68.3 million for the year ended December 31, 2013. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $84.3 million, or 159.1%, to $137.3 million for the year ended December 31, 2014, as compared to $53.0 million for the year ended December 31, 2013, and tenant reimbursement revenue increased $4.9 million, or 51.6%, to $14.4 million for the year ended December 31, 2014, as compared to $9.5 million for the year ended December 31, 2013. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 44 operating real estate investments with leases in-place as of December 31, 2014, as compared to 31 operating real estate investments with leases in-place as of December 31, 2013. Real estate-related notes receivables interest income decreased $3.2 million, or 55.2%, to $2.6 million for the year ended December 31, 2014, as compared to $5.8 million for the year ended December 31, 2013. The decrease was primarily due to a decrease in real estate-related notes receivables interest income of $1.8 million and loan commitment fees of $0.7 million and an increase in loan origination fees of $0.7 million, which related to a decrease in real estate-related notes receivables of $30.6 million to $23.5 million as of December 31, 2014, as compared to $54.1 million as of December 31, 2013.

Rental and Parking Expenses. Rental and parking expenses increased $8.8 million, or 73.9%, to $20.7 million for the year ended December 31, 2014, as compared to $11.9 million for the year ended December 31, 2013. The increase was primarily due to owning 44 operating real estate investments with leases in-place as of December 31, 2014, as compared to 31 operating real estate investments with leases in-place as of December 31, 2013, which resulted in increased utility costs of $2.8 million, increased real estate taxes of $0.7 million, increased property management fees of $3.3 million, increased administrative costs of $1.3 million and increased other rental and parking expenses of $0.7 million for such period.

General and Administrative Expenses. General and administrative expenses increased $2.4 million, or 96.0%, to $4.9 million for the year ended December 31, 2014, as compared to $2.5 million for the year ended December 31, 2013. The increase was primarily due to increased allocated personnel and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $0.9 million, increased state taxes of $0.2 million and increased other administrative expenses of $1.3 million which consisted primarily of expenses associated with our transfer agent.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.3 million, or 100%, to $0.3 million for the year ended December 31, 2014, as compared to $0 for the year ended December 31, 2013. During 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through December 31, 2014, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition related expenses increased $5.1 million, or 91.1%, to $10.7 million for the year ended December 31, 2014, as compared to $5.6 million for the year ended December 31, 2013. The increase primarily related to acquisition fees and expenses associated with the purchase of 8 real estate investments for an aggregate purchase price of $470.8 million acquired during the year ended December 31, 2014, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the year ended December 31, 2013, acquisition fees and expenses related to the acquisitions of 12 real estate investments for an aggregate purchase price of $187.6 million, which were determined to be business combinations. Pursuant to the Advisory Agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $11.4 million, or 495.7%, to $13.7 million for the year ended December 31, 2014, as compared to $2.3 million for the year ended December 31, 2013. The increase in asset management fees related to an increase in the weighted average real estate-related investments of $1,344.6 million as of December 31, 2014, as compared to $487.0 million as of December 31, 2013. During the year ended December 31, 2013, our Advisor waived irrevocably, without recourse, asset management fees of $2.3 million.

Depreciation and Amortization. Depreciation and amortization increased $28.0 million, or 149.7%, to $46.7 million for the year ended December 31, 2014, as compared to $18.7 million for the year ended December 31, 2013. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,344.6 million for the year ended December 31, 2014, compared to $487.0 million for the year ended December 31, 2013.

Interest Expense. Interest expense increased $7.2 million, or 57.6%, to $19.7 million for the year ended December 31, 2014, as compared to $12.5 million for the year ended December 31, 2013. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility of $8.6 million and increased amortization expense of debt issue costs of $1.5 million, offset by increased interest income earned on deposits at banks in the amount of $0.6 million and capitalized interest of $2.3 million. The increase in interest expense on notes payable and the KeyBank Credit Facility of $8.6 million was due to an outstanding balance on notes payable in the amount of $490.9 million and an outstanding balance on the KeyBank Credit Facility of $75.0 million as of December 31, 2014, as compared to an outstanding balance on notes payable in the amount of $201.2 million and an outstanding balance on the KeyBank Credit Facility of $152.0 million as of December 31, 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenue. Revenue increased $39.8 million, or 139.6%, to $68.3 million for the year ended December 31, 2013, as compared to $28.5 million for the year ended December 31, 2012. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $31.0 million, or 140.9%, to $53.0 million for the year ended December 31, 2013, as compared to $22.0 million for the year ended December 31, 2012, and tenant reimbursement revenue increased $3.7 million, or 63.8%, to $9.5 million for the year ended December 31, 2013, as compared to $5.8 million for the year ended December 31, 2012. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 31 operating real estate investments with leases in-place as of December 31, 2013, as compared to 14 operating real estate investments with leases in-place as of December 31, 2012. Real estate-related notes receivables interest income increased $5.1 million, or 728.6%, to

$5.8 million for the year ended December 31, 2013, as compared to $0.7 million for the year ended December 31, 2012. The increase was primarily due to an increase in real estate-related notes receivables interest income of $5.0 and loan commitment fees of $0.6 million, offset by loan origination fees of $0.5 million, due to an increase in real estate-related notes receivables of $30.4 million to $54.1 million as of December 31, 2013, as compared to $23.7 million as of December 31, 2012.

Rental and Parking Expenses. Rental and parking expenses increased $4.8 million, or 67.6%, to $11.9 million for the year ended December 31, 2013, as compared to $7.1 million for the year ended December 31, 2012. The increase was primarily due to owning 31 operating real estate investments with leases in-place as of December 31, 2013, as compared to 14 operating real estate investments with leases in-place as of December 31, 2012, which resulted in increased utility costs of $1.6 million, increased real estate taxes of $1.5 million, increased property management fees of $0.9 million, increased administrative costs of $0.2 million and increased other rental and parking expenses of $0.6 million for such period.

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 150.0%, to $2.5 million for the year ended December 31, 2013, as compared to $1.0 million for the year ended December 31, 2012. The increase was primarily due to increased allocated personnel and allocated overhead costs associated with our growth, which resulted in increased personnel costs and professional fees of $1.0 million and increased other administrative expenses of $0.5 million.

Acquisition Related Expenses. Acquisition related expenses decreased $5.9 million, or 51.3%, to $5.6 million for the year ended December 31, 2013, compared to $11.5 million for the year ended December 31, 2012. The decrease primarily related to acquisition fees and expenses associated with the purchase of 12 real estate investments for an aggregate purchase price of $187.6 million acquired during the year ended December 31, 2013, which were determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. For the year ended December 31, 2012, acquisition fees and expenses related to the acquisitions of 13 real estate investments for an aggregate purchase price of $365.5 million that were determined to be business combinations. Pursuant to the Advisory Agreement, we pay an acquisition fee to our Advisor of 2.0% of the contract purchase price of each property or asset acquired. We also reimburse our Advisor for acquisition expenses incurred in the process of acquiring a property or in the origination or acquisition of a loan other than for personnel costs for which our Advisor receives acquisition fees.

Asset Management Fees. Asset management fees increased $2.2 million, or 2,200.0%, to $2.3 million for the year ended December 31, 2013, compared to $0.1 million for the year ended December 31, 2012. The increase in asset management fees related to an increase in the weighted average real estate-related investments of $487.0 million as of December 31, 2013, as compared to $183.4 million as of December 31, 2012. During the year ended December 31, 2013 and 2012, our Advisor waived irrevocably, without recourse, asset management fees of $2.3 million and $1.1 million, respectively.

Depreciation and Amortization. Depreciation and amortization increased $10.6 million, or 130.9%, to $18.7 million for the year ended December 31, 2013, compared to $8.1 million for the year ended December 31, 2012. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $487.0 million for the year ended December 31, 2013, compared to $183.4 million for the year ended December 31, 2012.

Interest Expense. Interest expense increased $6.2 million, or 98.4%, to $12.5 million for the year ended December 31, 2013, as compared to $6.3 million for the year ended December 31, 2012. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility of $5.5 million and increased amortization expense of debt issue costs of $0.8 million, offset by increased interest income earned on deposits at banks in the amount of $0.1 million. The increase in interest expense on notes payable and the KeyBank Credit Facility of $5.5 million was due to having an outstanding balance on notes payable in the amount of $201.2 million and an outstanding balance on the KeyBank Credit Facility of $152.0 million as of December 31,

2013, as compared to an outstanding balance on notes payable in the amount of $156.8 million and an outstanding balance on the KeyBank Credit Facility of $55.5 million as of December 31, 2012. As of December 31, 2013, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.0%.

Organization and Offering Costs

We reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. As of December 31, 2014, since inception, we paid approximately $156,519,000 in selling commissions and dealer manager fees to our dealer manager and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled $174,626,000, or 10.2%, of total gross offering proceeds which were $1,716,046,000.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 13—“Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Real Estate-Related Notes Receivables

We have invested, and may continue to invest, in notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of December 31, 2014, we had investments in three real estate-related notes receivables, which represented loans held for investment and intended to be held to maturity. As of December 31, 2014, the aggregate balance on the investments in real estate-related notes receivables was $23,535,000. For a further discussion of investments in real estate-related notes receivables, see Note 6—“Real Estate-Related Notes Receivables” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions paid (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the Second DRIP) during such period and such shortfall was paid from proceeds from our DRIP and the Second DRIP. For the year ended December 31, 2013, our cash flows provided by operations of approximately $25.7 million was a shortfall of $0.7 million, or 2.7%, of our distributions paid (total distributions were approximately $26.4 million, of which $14.2 million was cash and $12.2 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP. Additionally, we may in the future pay distributions from sources other than from our cash flows from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

For federal income tax purposes, distributions to common stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. To the extent that we make a distribution in excess of our current or accumulated earnings and profits, the distribution will be a nontaxable return of capital, reducing the tax basis in each U.S. stockholder’s shares. Further, the amount of distributions in excess of a U.S. stockholder’s tax basis in such shares will be taxable as a gain realized from the sale of those shares.

The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
Character of Distributions:	2014	2013	2012
Ordinary dividends	39.95%	61.48%	19.78%
Nontaxable distributions	60.05%	38.52%	80.22%

Total	100.00%	100.00%	100.00%

Share Repurchase Program

We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP, which terminated on June 6, 2014, and the Second DRIP.

Repurchases of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2014, we received valid redemption requests relating to approximately 423,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $4,087,000 (an average of $9.66 per share). During the year ended December 31, 2013, we received valid redemption requests relating to approximately 80,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $783,000 (an average of $9.79 per share).

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our tenant leases that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, for the payment of acquisition related costs, capital expenditures, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds from the remaining net proceeds from our Offering, the Second DRIP and future proceeds from secured and unsecured financings to complete future real estate-related investments. Our Offering terminated on June 6, 2014. We expect to meet future cash needs for real estate-related investments from cash flows from operations and from debt financings. In addition, cash paid for distributions will be reduced due to the Second DRIP. The sources of our operating cash flows will be provided by the rental income received from current and future tenants of our leased properties. We raised $1,716,046,000 in gross proceeds from our Offering (including the DRIP) before offering expenses, selling commissions and dealer manager fees.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, the remaining net proceeds from our Offering, the Second DRIP, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and redemptions to stockholders, and interest and principal payments on current and future indebtedness.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, however, we may use other sources to fund distributions, as necessary, such as, borrowing on the KeyBank Credit Facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offering or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $85.9 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2014, we had $2.5 million of restricted cash in lender controlled escrow reserve accounts for such capital expenditures.

KeyBank Credit Facility

As of December 31, 2014, the maximum principal amount available under the KeyBank Credit Facility was $365,000,000, consisting of a $290,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to our Operating Partnership’s right to a 12-month extension, and $75,000,000 in term loans, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to a 12-month extension. The

KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties. See Note 9—“Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the KeyBank Credit Facility agreement. The unencumbered pool availability under the KeyBank Credit Facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. As of December 31, 2014, we had drawn $75,000,000 under the KeyBank Credit Facility and we had an aggregate unencumbered pool availability of $290,000,000. The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) a maximum property value requirement; (ii) a maximum ratio of liabilities to asset value; (iii) a maximum daily distribution covenant; (iv) a minimum number of unencumbered pool properties in the unencumbered pool; (v) a minimum consolidated net worth; and (vi) a minimum unencumbered pool actual debt service coverage ratio. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at December 31, 2014.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or market value of our real estate and real estate-related investments. For these purposes, the fair market value of each asset is equal to the purchase price paid for the asset or, if the asset was appraised subsequent to the date of purchase, then the fair market value will be equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2014, our borrowings were 28.2% of the carrying value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 24, 2015 and December 31, 2014, our leverage did not exceed 300.0% of the value of our net assets.

Notes Payable

For a discussion of our notes payable, see Note 8—“Notes Payable” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flows

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Activities. During the year ended December 31, 2014, net cash provided by operating activities increased $44.4 million to $70.1 million, as compared to $25.7 million for the year ended December 31, 2013. The increase was due to increased revenues due to rental increases at our same store properties and acquisition of our new operating properties, which was partially offset by increased operating and interest expenses.

Investing Activities. Net cash used in investing activities increased $442.9 million to $1,021.7 million for the year ended December 31, 2014, as compared to $578.8 million for the year ended December 31, 2013. The increase was primarily due to the acquisition of 15 commercial real estate investments for an aggregate purchase price of $1,011.3 million during the year ended December 31, 2014, compared to the acquisition of 17 commercial real estate investments for an aggregate purchase price of $548.6 million during the year ended December 31, 2013; offset by a decrease in real estate-related notes receivables of $39.2 million to $9.7 million, net, for the year ended December 31, 2014, compared to $29.5 million, net, for the year ended December 31, 2013.

Financing Activities. Net cash provided by financing activities increased $500.8 million to $1,057.1 million for the year ended December 31, 2014, as compared to $556.3 million for the year ended December 31, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $414.6 million, an increase in proceeds from noncontrolling interest in consolidated partnerships of $39.9 million, an increase in net borrowings on the KeyBank Credit Facility and notes payable of $71.9 million, a decrease in the purchase of noncontrolling interest in consolidated partnerships of $18.7 million and a decrease in distributions to noncontrolling interests of $0.3 million; offset by an increase in net escrow funds of $8.8 million, an increase in payments of deferred financing costs of $2.7 million, an increase in distributions to stockholders of $29.8 million and an increase in the repurchase of common stock of $3.3 million.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Operating Activities. During the year ended December 31, 2013, net cash provided by operating activities increased $24.4 million to $25.7 million, as compared to $1.3 million for the year ended December 31, 2012. The change was primarily due to our 2012 and 2013 acquisitions, which resulted in an increase in operating income from our properties, coupled with asset management fees waived.

Investing Activities. Net cash used in investing activities increased $233.0 million to $578.8 million for the year ended December 31, 2013, as compared to $345.8 million for the year ended December 31, 2012. The increase was primarily due to the acquisition of 17 commercial real estate investments for an aggregate purchase price of $548.6 million during the year ended December 31, 2013, compared to the acquisition of 13 commercial real estate investments for an aggregate purchase price of $365.5 million during the year ended December 31, 2012 and an increase in real estate-related notes receivables of $6.3 million to $29.5 million, net, for the year ended December 31, 2013, compared to $23.2 million, net, for the year ended December 31, 2012.

Financing Activities. Net cash provided by financing activities increased $216.3 million to $556.3 million for the year ended December 31, 2013, as compared to $340.0 million for the year ended December 31, 2012. The change was primarily due to an increase in net proceeds from the issuance of common stock of $307.5 million and a decrease in net escrow funds of $3.8 million; offset by a decrease in proceeds from noncontrolling interest in consolidated partnerships of $15.0 million, an increase in net borrowings on the KeyBank Credit Facility and notes payable of $55.7 million, an increase in distributions to noncontrolling interests in consolidated partnerships of $0.7 million, an increase in payments of deferred financing costs of $0.7 million, an increase in distributions to stockholders of $11.0 million, an increase in the purchase of noncontrolling interest in consolidated partnerships related to the Philadelphia Data Center of $11.3 million and an increase in the repurchase of common stock of $0.6 million.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offering, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties, offering proceeds raised in our Offering and our DRIP and the Second DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2014 and 2013:

	Year Ended December 31, 2014		Year Ended December 31, 2013
Distributions paid in cash—common stockholders	$44,013,000		$14,176,000
Distributions reinvested (shares issued)	50,345,000		12,217,000

Total distributions	$94,358,000		$26,393,000

Source of distributions:
Cash flows provided by operations(1)	$44,013,000	47%	$14,176,000	54%
Offering proceeds from issuance of common stock pursuant to the DRIP(1)	50,345,000	53%	12,217,000	46%

Total sources	$94,358,000	100%	$26,393,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of December 31, 2014 were $10.4 million for common stockholders. These distributions were paid on January 2, 2015.

For the year ended December 31, 2014, we paid distributions of approximately $94.4 million to common stockholders including shares issued pursuant to the DRIP, as compared to FFO (as defined below) and MFFO (as defined below) for the year ended December 31, 2014 of $75.9 million and $68.0 million, respectively. The payment of distributions from sources other than FFO or MFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to December 31, 2014, see Note 22—“Subsequent Events” to the consolidated financial statements included in this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 12—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2014, we had $490.9 million of notes payable outstanding and $75.0 million outstanding under the KeyBank Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2014, we believe we were in compliance with all such covenants and requirements on our mortgage loans payable and the KeyBank Credit Facility, and we expect to remain in compliance with all such requirements for the next 12 months.

In addition, during the year ended December 31, 2014, we entered into four derivative instruments for the purpose of managing or hedging our interest rate risks. The aggregate notional amount under our swap agreements is $261.2 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2014, we were in compliance with all such cross-default provisions and expect to remain in compliance with all such requirements for the next 12 months.

Contractual Obligations

As of December 31, 2014, we had approximately $565,909,000 of debt outstanding, of which $490,909,000 related to notes payable and $75,000,000 related to the KeyBank Credit Facility. See Note 8—“Notes Payable” and Note 9—“Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding. Our contractual obligations as of December 31, 2014 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments—fixed rate debt	$2,772	$59,955	$20,382	$51,162	$134,271
Interest payments—fixed rate debt	6,298	12,565	6,620	6,274	31,757
Principal payments—variable rate debt fixed through interest rate swap agreements(1)	5,759	46,416	208,987	—	261,162
Interest payments—variable rate debt fixed through interest rate swap agreements(2)	11,396	24,489	11,869	—	47,754
Principal payments—variable rate debt	1,405	109,104	59,967	—	170,476
Interest payments—variable rate debt	4,782	9,815	2,467	—	17,064
Commitments—real estate-related notes receivables	703	—	—	—	703
Contingent consideration(3)	—	6,570	—	—	6,570
Capital expenditures	85,925	—	1,717	—	87,642

Total	$119,040	$268,914	$312,009	$57,436	$757,399

(1)	As of December 31, 2014, we had $261.2 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements, as of December 31, 2014, to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified operating objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $6.6 million in 2016.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of comprehensive income (loss), amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

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

The following is a reconciliation of net income/(loss) attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2014, 2013 and 2012 (in thousands, except share data):

	For the Year Ended December 31,
	2014	2013	2012
Net income (loss) attributable to common stockholders	$33,498	$12,658	$(7,700)
Adjustments:
Depreciation and amortization—real estate	46,729	18,749	8,080
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(4,345)	(3,299)	(3,369)

FFO	$75,882	$28,108	$(2,989)

Adjustments:
Acquisition related expenses(1)	$10,653	$5,615	$11,474
Amortization of intangible assets and liabilities(2)	(4,048)	(3,758)	(2,407)
Change in fair value of contingent consideration	340	—	—
Straight-line rents(3)	(17,664)	(5,398)	(2,402)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	2,794 (4)	2,041 (5)	1,304 (6)

MFFO	$67,957	$26,608	$4,980

Weighted average common shares outstanding—basic	143,682,692	42,207,714	9,933,490

Weighted average common shares outstanding—diluted	143,700,672	42,224,944	9,933,490

Net income per common share—basic	$0.23	$0.30	$(0.78)

Net income per common share—diluted	$0.23	$0.30	$(0.78)

FFO per common share—basic	$0.53	$0.67	$(0.30)

FFO per common share—diluted	$0.53	$0.67	$(0.30)

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $1,338,000 related to straight-line rents and $1,456,000 related to above and below-market leases.
(5)	Of this amount, $583,000 related to straight-line rents and $1,458,000 related to above and below-market leases.
(6)	Of this amount, $785,000 related to straight-line rents and $519,000 related to above and below-market leases.

The following is a reconciliation of net loss attributable to the Company, which is the most directly comparable GAAP financial measure to FFO and MFFO for the following quarterly periods (in thousands except share data):

	Quarter Ended
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Net income attributable to common stockholders	$14,695	$7,354	$5,463	$5,986
Adjustments:
Depreciation and amortization—real estate	15,454	13,002	10,006	8,267
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(1,389)	(1,294)	(831)	(831)

FFO	$28,760	$19,062	$14,638	$13,422

Adjustments:
Acquisition related expenses(1)	$55	$4,087	$5,286	$1,225
Amortization of intangible assets and liabilities(2)	(1,046)	(1,043)	(996)	(963)
Change in fair value of contingent consideration	340	—	—	—
Straight-line rents(3)	(6,030)	(5,044)	(3,876)	(2,714)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	1,003 (4)	828 (5)	480 (6)	483 (7)

MFFO	$23,082	$17,890	$15,532	$11,453

Weighted average common shares outstanding—basic	174,485,368	172,914,286	141,345,082	86,518,155

Weighted average common shares outstanding—diluted	174,499,973	172,931,516	141,369,156	86,535,291

Net income per common share—basic	$0.08	$0.04	$0.04	$0.07

Net income per common share—diluted	$0.08	$0.04	$0.04	$0.07

FFO per common share—basic	$0.16	$0.11	$0.10	$0.16

FFO per common share—diluted	$0.16	$0.11	$0.10	$0.16

(1)

In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income (loss), which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $636,000 related to straight-line rents and $367,000 related to above and below-market leases.
(5)	Of this amount, $468,000 related to straight-line rents and $360,000 related to above and below-market leases.
(6)	Of this amount, $116,000 related to straight-line rents and $364,000 related to above and below-market leases.
(7)	Of this amount, $118,000 related to straight-line rents and $365,000 related to above and below-market leases.

Subsequent Events

For a discussion of subsequent events, see Note 22—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

Refer to Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K for further explanation.

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

As of December 31, 2014, we had eight fixed rate notes payable in the aggregate amount of $134.2 million, five variable rate notes payable in the aggregate amount of $132.5 million that were fixed through interest rate swap agreements, two variable rate notes payable in the aggregate amount of $125.9 million, one note payable in the aggregate amount of $98.3 million, of which $73.7 million was fixed through an interest rate swap agreement and $24.6 million was variable rate and $75.0 million borrowed under the KeyBank Credit Facility, of which $55.0 million was fixed through interest rate swap agreements and $20.0 million was variable rate. As of December 31, 2014, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 4.3%.

As of December 31, 2014, $170.5 million of the $565.9 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.0% per annum. As of December 31, 2014, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.9 million per year, assuming all of our derivatives remained effective hedges.

As of December 31, 2014, we had nine interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $261.2 million and an aggregate settlement value of $(2.0) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2014, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps of $2.4 million. These interest rate swaps were designated as hedging instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 8.	Financial Statements and Supplementary Data.

See the index at Part IV, Item 15. Exhibits and Financial Statement Schedules.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgment in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of December 31, 2014 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2014, were effective, in all material respects, for the purposes stated above.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

(c) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting, as defined in Rules 13a-15(e) and 15d-15(f), during the three months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

Item 11.	Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2015 annual meeting of stockholders.

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

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated balance sheet of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for the year ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

Certified Public Accountants

March 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated balance sheet of Carter Validus Mission Critical REIT, Inc. (the “Company”) as of December 31, 2013, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. Our audits included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carter Validus Mission Critical REIT, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when consolidated in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 26, 2015

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$153,998	$92,052
Buildings and improvements, less accumulated depreciation of $52,779 and $19,293, respectively ($87,850 and $90,337 related to VIE)	1,584,726	772,281
Construction in process	53,552	—
Acquired intangible assets, less accumulated amortization of $21,765 and $8,326, respectively ($11,314 and $12,962 related to VIE)	204,511	112,888

Total real estate, net ($103,444 and $107,579 related to VIE)	1,996,787	977,221
Cash and cash equivalents ($1,397 and $411 related to VIE)	113,093	7,511
Real estate-related notes receivables	23,535	54,080
Other assets ($5,126 and $3,968 related to VIE)	57,427	25,852

Total assets	$2,190,842	$1,064,664

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($53,031 and $53,746 related to VIE)	$490,909	$201,177
Credit facility	75,000	152,000
Accounts payable due to affiliates ($17 and $15 related to VIE)	1,833	696
Accounts payable and other liabilities ($1,473 and $1,411 related to VIE)	31,829	15,546
Intangible lease liabilities, less accumulated amortization of $10,774 and $6,501, respectively ($14,445 and $16,410 related to VIE)	60,678	53,962

Total liabilities	660,249	423,381
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 175,561,681 and 73,238,145 shares issued, respectively; 175,038,055 and 73,137,569 shares outstanding, respectively	1,750	731
Additional paid-in capital	1,557,623	641,019
Accumulated distributions in excess of earnings	(100,273)	(33,154)
Accumulated other comprehensive (loss) income	(1,161)	600

Total stockholders’ equity	1,457,939	609,196
Noncontrolling interests	72,654	32,087

Total equity	1,530,593	641,283

Total liabilities and stockholders’ equity	$2,190,842	$1,064,664

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Revenue:
Rental and parking revenue	$137,302	$52,944	$21,955
Tenant reimbursement revenue	14,367	9,538	5,799
Real estate-related notes receivables interest income	2,622	5,817	692

Total revenue	154,291	68,299	28,446

Expenses:
Rental and parking expenses	20,687	11,915	7,066
General and administrative expenses	4,887	2,458	1,039
Change in fair value of contingent consideration	340	—	—
Acquisition related expenses	10,653	5,615	11,474
Asset management fees	13,682	2,343	133
Depreciation and amortization	46,729	18,749	8,080

Total expenses	96,978	41,080	27,792
Income from operations	57,313	27,219	654

Interest expense	19,682	12,540	6,294

Net income (loss)	37,631	14,679	(5,640)
Net income attributable to noncontrolling interests in consolidated partnerships	(4,133)	(2,021)	(2,060)

Net income (loss) attributable to common stockholders	$33,498	$12,658	$(7,700)

Other comprehensive income (loss):
Unrealized (loss) income on interest rate swaps	(4,792)	825	(1,011)
Reclassification of previous unrealized loss on interest rate swaps into net income	2,657	738	48

Other comprehensive (loss) income	(2,135)	1,563	(963)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	374	—	—

Other comprehensive (loss) income attributable to common stockholders	(1,761)	1,563	(963)

Comprehensive income (loss) attributable to common stockholders	$31,737	$14,221	$(8,663)

Weighted average number of common shares outstanding:
Basic	143,682,692	42,207,714	9,933,490

Diluted	143,700,672	42,224,944	9,933,490

Net income (loss) per common share attributable to common stockholders:
Basic	$0.23	$0.30	$(0.78)

Diluted	$0.23	$0.30	$(0.78)

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2011	3,127,419	$31	$26,517	$(1,771)	$—	$24,777	$40,029	$64,806
Issuance of common stock	16,839,443	168	167,345	—	—	167,513	—	167,513
Vesting of restricted stock	3,750	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	291,000	3	2,762	—	—	2,765	—	2,765
Contributions from noncontrolling interests	—	—	—	—	—	—	15,000	15,000
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,646)	(2,646)
Distributions declared to common stockholders	—	—	—	(6,922)	—	(6,922)	—	(6,922)
Commissions on sale of common stock and related dealer-manager fees	—	—	(15,538)	—	—	(15,538)	—	(15,538)
Other offering costs	—	—	(6,852)	—	—	(6,852)	—	(6,852)
Redemption of common stock	(20,134)	—	(196)	—	—	(196)	—	(196)
Purchase of noncontrolling interests	—	—	(1,487)	—	—	(1,487)	(6,013)	(7,500)
Stock-based compensation	—	—	51	—	—	51	—	51
Other comprehensive loss	—	—	—	—	(963)	(963)	—	(963)
Net (loss) income	—	—	—	(7,700)	—	(7,700)	2,060	(5,640)

Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$155,448	$48,430	$203,878

Issuance of common stock	51,684,505	517	513,419	—	—	513,936	—	513,936
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,286,028	13	12,204	—	—	12,217	—	12,217
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,364)	(3,364)
Distributions declared to common stockholders	—	—	—	(29,419)	—	(29,419)	—	(29,419)
Commissions on sale of common stock and related dealer-manager fees	—	—	(47,499)	—	—	(47,499)	—	(47,499)
Other offering costs	—	—	(5,246)	—	—	(5,246)	—	(5,246)
Redemption of common stock	(80,442)	(1)	(782)	—	—	(783)	—	(783)
Purchase of noncontrolling interests	—	—	(3,750)	—	—	(3,750)	(15,000)	(18,750)
Stock-based compensation	—	—	71	—	—	71	—	71
Other comprehensive income	—	—	—	—	1,563	1,563	—	1,563
Net income	—	—	—	12,658	—	12,658	2,021	14,679

Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$609,196	$32,087	$641,283

Issuance of common stock	97,015,863	970	965,241	—	—	966,211	—	966,211
Vesting of restricted stock	8,250	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	5,299,423	53	50,292	—	—	50,345	—	50,345
Contributions from noncontrolling interests	—	—	—	—	—	—	39,914	39,914
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,106)	(3,106)
Distributions declared to common stockholders	—	—	—	(100,617)	—	(100,617)	—	(100,617)
Commissions on sale of common stock and related dealer-manager fees	—	—	(90,665)	—	—	(90,665)	—	(90,665)
Other offering costs	—	—	(4,275)	—	—	(4,275)	—	(4,275)
Redemption of common stock	(423,050)	(4)	(4,083)	—	—	(4,087)	—	(4,087)
Stock-based compensation	—	—	94	—	—	94	—	94
Other comprehensive loss	—	—	—	—	(1,761)	(1,761)	(374)	(2,135)
Net income	—	—	—	33,498	—	33,498	4,133	37,631

Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$37,631	$14,679	$(5,640)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	46,729	18,749	8,080
Amortization of deferred financing costs	2,782	1,318	490
Amortization of above-market leases	235	159	135
Amortization of intangible lease liabilities	(4,273)	(3,918)	(2,542)
Amortization of origination costs and commitment fees	1,192	(183)	—
Straight-line rent	(17,664)	(5,398)	(2,402)
Stock-based compensation	94	71	51
Change in fair value of contingent consideration	340	—	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	3,235	2,107	4,755
Accounts payable due to affiliates	1,137	20	87
Other assets	(1,306)	(1,912)	(1,737)

Net cash provided by operating activities	70,132	25,692	1,277

Cash flows from investing activities:
Investment in real estate	(1,011,333)	(548,587)	(365,544)
Development expenditures	(17,948)	(449)	(1,066)
Real estate deposits	(1,769)	573	44,118
Other deposits	—	(167)	(196)
Real estate-related notes receivables advances	(17,791)	(73,766)	(23,150)
Collections of real estate-related notes receivables	27,500	44,300	—
Origination costs net of commitment fees related to real estate-related notes receivables	(356)	(720)	—

Net cash used in investing activities	(1,021,697)	(578,816)	(345,838)

Cash flows from financing activities:
Proceeds from notes payable	297,316	47,625	142,303
Payments on notes payable	(7,584)	(3,295)	(1,306)
Proceeds from credit facility	20,000	166,520	91,000
Payments of credit facility	(97,000)	(70,020)	(35,500)
Payments of deferred financing costs	(7,154)	(4,406)	(3,709)
Repurchase of common stock	(4,087)	(783)	(196)
Offering costs on issuance of common stock	(94,940)	(57,413)	(18,425)
Distributions to stockholders	(44,013)	(14,176)	(3,206)
Proceeds from issuance of common stock	966,211	513,936	167,513
Payments to escrow funds	(12,527)	(2,687)	(4,994)
Collections of escrow funds	4,117	3,071	1,635
Purchase of noncontrolling interest in consolidated partnerships	—	(18,750)	(7,500)
Proceeds from noncontrolling interest in consolidated partnerships	39,914	—	15,000
Distributions to noncontrolling interests in consolidated partnerships	(3,106)	(3,364)	(2,646)

Net cash provided by financing activities	1,057,147	556,258	339,969

Net change in cash	105,582	3,134	(4,592)
Cash and cash equivalents—Beginning of year	7,511	4,377	8,969

Cash and cash equivalents—End of year	$113,093	$7,511	$4,377

Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$50,345	$12,217	$2,765
Net unrealized (loss) gain on interest rate swap	$(2,135)	$1,563	$(963)
Real estate-related notes receivables converted to investment in real estate	$20,000	$—	$—
Accrued contingent consideration	$6,230	$—	$—
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,338, $0 and $0, respectively	$18,609	$10,949	$5,122

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and healthcare sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate investments that relate to such property types. The Company operates through two reportable segments—commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership. As of December 31, 2014, the Company owned 46 real estate investments (including two real estate investments owned through consolidated partnerships), consisting of 58 properties located in 33 metropolitan statistical areas, or MSAs.

On March 23, 2010, the Company filed a registration statement on Form S-11 under the Securities Act of 1933, as amended, or the Securities Act, to offer for sale to the public on a best efforts basis a maximum of 150,000,000 shares of common stock at a price of $10.00 per share, and up to 25,000,000 additional shares of common stock pursuant to a distribution reinvestment plan, or the DRIP, under which the Company’s stockholders were able to elect to have distributions reinvested in additional shares at the higher of $9.50 per share or 95% of the fair market value per share as determined by the Company’s board of directors, or the Offering, for a maximum offering of up to $1,737,500,000 in shares of common stock. The registration statement for the Offering was first declared effective by the Securities and Exchange Commission, or the SEC, on December 10, 2010.

On May 16, 2014, the Company reallocated $187,500,000 in shares of common stock from the DRIP to our primary offering. As a result, the Company was authorized to sell a maximum of 168,750,000 shares of common stock at a price of $10.00 per share, and up to 6,250,000 additional shares of common stock pursuant to the DRIP, for a maximum offering of up to $1,746,875,000 in shares of common stock.

On June 6, 2014, the Offering terminated. The Company raised gross proceeds of approximately $1,716,046,000 in the Offering (including shares of common stock issued pursuant to the DRIP). The Company will continue to issue shares of common stock under the Second DRIP (as defined below) until such time as the Company sells all of the shares registered for sale under the Second DRIP, unless the Company files a new registration statement with the SEC, or the Second DRIP is terminated by the Company’s board of directors. The Company expects that property acquisitions in 2015 and future periods, if any, will be funded by the remaining net proceeds from the Offering, proceeds from the strategic sale of properties or other investments, financing of the acquired properties, net proceeds from the Second DRIP and cash flows from operations.

On April 14, 2014, the Company filed a registration statement on Form S-3 under the Securities Act to register $100,000,000 in shares of common stock pursuant to a distribution reinvestment plan, or the Second DRIP, which offers existing stockholders a convenient method for purchasing additional shares of common stock by reinvesting cash distributions without paying any selling commissions, fees or service charges. The registration statement became effective with the SEC automatically upon filing; however, the Company did not commence offering shares pursuant to the Second DRIP until June 7, 2014 following the termination of the Offering. As of December 31, 2014, approximately 2,934,000 shares of common stock were issued pursuant to the Second DRIP. As of December 31, 2014, approximately 7,592,000 shares of common stock were remaining in the Second DRIP.

As of December 31, 2014, the Company had also invested in real estate-related notes receivables in the aggregate principal amount of $23,421,000. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

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

A VIE is a legal entity in which the equity investors do not have the characteristics of a controlling financial interest but is subject to consolidation if the entity (i) has insufficient equity at risk to permit the entity to finance its activities, (ii) whose at risk equity owners, as a group, do not have the power to direct the activities that most significantly impact the entity’s economic performance, or (iii) whose at risk equity owners do not absorb the entity’s losses or receive its returns. The Company consolidates all VIEs for which it is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it considers if it has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. The Company qualitatively assesses whether it is (or is not) the primary beneficiary of a VIE. Consideration of various factors include, but are not limited to, the Company’s ability to direct the activities that most significantly impact the entity’s economic performance, its form of ownership interest, its representation on the entity’s governing body, the size and seniority of its investment, its ability and the rights of other investors to participate in policy making decisions and to replace the manager of and/or liquidate the entity.

As of December 31, 2014, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance, see Note 3—“Real Estate Investments.”

In addition, the Company evaluates its loan investments to determine if the borrowing entity qualifies as a VIE. As of December 31, 2014, the Company determined that two of its loan investments in real estate-related notes receivables were with entities that qualify as VIEs, of which the Company is not the primary beneficiary because it does not have the ability to direct the activities of the VIEs that most significantly impact the entities’ economic performance. See Note 6—“Real Estate-Related Notes Receivables.”

Real Estate-Related Notes Receivables

Real estate-related notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the real estate-related notes receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the real estate-related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in real estate-related notes receivables interest income in the accompanying consolidated statements of comprehensive income (loss).

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. There were no amounts past due on real estate-related notes receivables as of December 31, 2014. A real estate-related note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a real estate-related note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the real estate-related note receivable’s effective interest rate or to the value of the underlying collateral if the real estate-related note receivable is collateral dependent. Interest income on performing real estate-related notes receivables is accrued as earned. Interest income on an impaired real estate-related note receivable is recognized on a cash basis. Evaluating a real estate-related note receivable for potential impairment can require management to exercise significant judgments. No impairment losses were recorded related to investments in real estate-related notes receivables for the years ended December 31, 2014, 2013 and 2012. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of December 31, 2014 and December 31, 2013.

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

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. The Company estimated the useful lives of its assets by class as follows:

Building and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Identified intangible assets	Remaining term of related lease
Furniture, fixtures, and equipment	3 – 10 years

Allocation of Purchase Price of Real Estate

Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. The Company determined that properties acquired with an existing lease in place are accounted as a business combination and properties acquired without an existing lease in place are accounted as an asset acquisition.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

The fair values of the tangible assets of an acquired property (which includes the land and buildings and improvements) are determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and buildings and improvements based on management’s determination of the relative fair value of these assets. Management determines the as-if-vacant fair value of a property using methods similar to those used by independent appraisers. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases, including leasing commissions and other related costs. In estimating carrying costs, management includes real estate taxes, insurance, and other operating expenses during the expected lease-up periods based on current market conditions.

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any fixed rate bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are included in real estate assets in the accompanying consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Asset Acquisitions

Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties generally to acquired tangible assets, consisting of land and buildings and improvements, based in each case on initial cost of the asset acquired.

Acquisition Fees and Expenses

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset acquisitions are capitalized.

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

When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.

Real Estate Escrow Deposits

Real estate escrow deposits include funds held by escrow agents and others to be applied towards the purchase of real estate, which are included in other assets in the accompanying consolidated balance sheets.

Fair Value

Accounting Standards Codification, or ASC, 820, Fair Value Measurements and Disclosures, or ASC 820, defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is intended to be a market-based measurement, as opposed to a transaction-specific measurement.

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

The following describes the methods the Company used to estimate the fair value of the Company’s financial assets and liabilities:

Cash and cash equivalents, restricted cash, tenant receivables, property escrow deposits, prepaid expenses, accounts payable and accrued liabilities—The Company considered the carrying values of these financial instruments, assets and liabilities, to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Notes payable—Fixed Rate—The fair value is estimated by discounting the expected cash flows on notes payable at current rates at which management believes similar loans would be made considering the terms and conditions of the loan and prevailing market interest rates.

Notes payable—Variable Rate—The carrying value of variable rate notes payable approximates fair value because they are interest rate adjustable.

Notes receivables—The fair value is estimated by discounting the expected cash flows on the notes at interest rates at which management believes similar loans would be made.

Contingent consideration liabilities—The fair value is estimated by using an income approach, which is determined based on the present value of probability-weighted future cash flows.

Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Considerable judgement is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts

The Company recognizes revenue in accordance with ASC 605, Revenue Recognition, or ASC 605. ASC 605 requires that all four of the following basic criteria be met before revenue is realized or realizable and earned: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the seller’s price to the buyer is fixed and determinable; and (4) collectability is reasonably assured.

In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to deferred rent receivable or deferred rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC 605-45. ASC 605-45 requires that these reimbursements be recorded on a gross basis, when the Company is the primary obligor with respect to purchasing goods and services from third-party suppliers and has discretion in selecting the supplier and has credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. As of December 31, 2014, the Company did not have an allowance for uncollectible tenant receivables.

Income Taxes

The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. As a REIT, the Company is required to distribute at least 90% of its taxable income (computed without regard to the dividends paid deduction and excluding capital gains) to its stockholders. In addition, the Company generally is not subject to federal corporate income taxes to the extent it distributes its taxable income to its stockholders. Even if the Company maintains its qualification for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property and federal income and excise taxes on its undistributed income.

Concentration of Credit Risk and Significant Leases

As of December 31, 2014, the Company had cash on deposit, including restricted cash, in several financial institutions, all of which had deposits in excess of current federally insured levels totaling $124.4 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standing; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of December 31, 2014, the Company owned real estate investments in 33 MSAs, (including two real estate investments owned through consolidated partnerships), two of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and in the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 17.2% and 10.0%, respectively, of rental revenue for the year ended December 31, 2014. As of December 31, 2013, the Company owned real estate investments in 24 MSAs, three of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, Atlanta-Sandy Springs-Marietta, Georgia MSA and in the Philadelphia-Camden-Wilmington, Pennsylvania MSA accounted for an aggregate of 24.3%, 18.3% and 11.4%, respectively, of rental revenue for the year ended December 31, 2013. As of December 31, 2012, the Company owned real estate investments in 11 MSAs, two of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and Atlanta-Sandy Springs-Marietta, Georgia MSA accounted for an aggregate of 29.7% and 47.4%, respectively, of rental revenue for the year ended December 31, 2012.

For the year ended December 31, 2014, the Company’s two reportable business segments, data centers and healthcare, accounted for 56.3% and 43.7%, respectively, of rental revenue. For the year ended December 31, 2013, the Company’s two commercial real estate reportable business segments, data centers and healthcare, accounted for 57.9% and 42.1%, respectively, of rental revenue. For the year ended December 31, 2012, the Company’s two reportable business segments, data centers and healthcare, accounted for 78.8% and 21.2%, respectively, of rental revenue.

As of December 31, 2014, the Company had one tenant that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 18.5% of rental revenue for the year ended December 31, 2014. As of December 31, 2013, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with Level 3 Communications, LLC and the Vanguard Group, Inc. accounted for 10.6% and 11.4%, respectively, of rental revenue for the year ended December 31, 2013. As of December 31, 2012, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with Level 3 Communications, LLC and with Catholic Health Initiatives accounted for 26.8% and 16.1%, respectively, of rental revenue for the year ended December 31, 2012.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the share awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 10—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

Stockholders’ Equity

As of December 31, 2014, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2014, the Company had approximately 175,562,000 shares of common stock issued and 175,038,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2013, the Company had approximately 73,238,000 shares of common stock issued and 73,138,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

Share Repurchase Program

The Company approved a share repurchase program that allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP and the Second DRIP.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days prior notice to the Company’s stockholders for any reason it deems appropriate. During the year ended December 31, 2014, the Company received valid redemption requests related to approximately 423,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $4,087,000 (an average of $9.66 per share). During the year ended December 31, 2013, the Company received valid redemption requests related to approximately 80,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $783,000 (an average of $9.79 per share).

Distribution Policy and Distributions Payable

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2014, the Company had aggregate distributions, since inception, of approximately $127,194,000 ($61,617,000 in cash and $65,577,000 of which were reinvested in shares of common stock pursuant to the DRIP and the Second DRIP), calculated at the current rate of 7.0%. The Company’s distributions declared per common share were $0.70, for the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, the Company had distributions payable of approximately $10,409,000. Of those payable distributions, $4,711,000 of which were paid in cash and $5,698,000 of which were reinvested in shares of common stock pursuant to the Second DRIP on January 2, 2015.

Earnings Per Share

Basic earnings (loss) per share attributable for all periods presented are computed by dividing net income (loss) attributable to the Company by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings (loss) per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the years ended December 31, 2014 and 2013, diluted earnings per share reflect the effect of approximately 18,000 shares and 17,000 shares, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the year ended December 31, 2012, diluted earnings per share reflect the effect of 20,250 shares of non-vested shares of restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were antidilutive during the period.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As disclosed previously, as of December 31, 2014, the Company operated through two reportable business segments – commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 15—“Segment Reporting” for further discussion on the reportable segments of the Company.

Derivative Instruments and Hedging Activities

As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive income (loss) during the current period.

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

In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income (loss) during the current period.

In accordance with the fair value measurement guidance Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, or ASU 2014-08. ASU 2014-08 changes the criteria for reporting discontinued operations while enhancing disclosures in this area. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Those strategic shifts should have a major effect on the company’s operations and financial results. Examples include a disposal of a major geographic area, a major line of business, or a major equity method investment. Additionally, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. The adoption of ASU 2014-08 is effective prospectively for reporting periods beginning on or after December 15, 2014. The Company does not expect the adoption of ASU 2014-08 to have a material effect on the Company’s consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About An Entity’s Ability to Continue As a Going Concern, or ASU 2014-15, which describes how an entity should assess its ability to meet obligations and sets rules for how this information should be disclosed in the financial statements. The adoption of ASU 2014-15 is effective for reporting periods ending after December 15, 2016, early adoption is permitted. The Company is in the process of evaluating the impact ASU 2014-15 will have on the Company’s consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Income Statement-Extraordinary and Unusual Items, or ASU 2015-01, to simplify income statement classification by removing the concept of extraordinary items from GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The standard is effective for periods beginning after December 15, 2015. The Company does not expect the adoption of ASU 2015-01 to have a material effect on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 3—Real Estate Investments

The Company reimburses the Advisor, or its affiliates, for acquisition expenses related to selecting, evaluating, acquiring and investing in properties. The reimbursement of acquisition expenses, acquisition fees and real estate commissions and other fees paid will not exceed, in the aggregate, 6.0% of the contract purchase price or total development costs of certain acquisitions, unless fees in excess of such limits are approved by a majority of the Company’s independent directors. For the years ended December 31, 2014, 2013 and 2012, acquisition fees and acquisition related costs totaled $24,250,000, $13,104,000 and $11,474,000, respectively, which did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods. Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income (loss). Acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized. The Company expensed acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 of approximately $10,653,000, $5,615,000 and $11,474,000, respectively. The Company capitalized acquisition fees and expenses for the years ended December 31, 2014, 2013 and 2012 of approximately $13,597,000, $7,489,000 and $0, respectively.

2014 Real Estate Investments

During the year ended December 31, 2014, the Company completed 15 real estate acquisitions, of which eight were determined to be business combinations and seven were determined to be asset acquisitions. The following table summarizes the consideration transferred for investments in real estate (amounts in thousands):

For the Year Ended December 31, 2014
Investments in real estate:
Purchase price of business combinations	$470,786
Purchase price of asset acquisitions(1)	566,777

Total purchase price of assets acquired	1,037,563

Non-cash transactions:
Real estate-related notes receivables converted to investment in real estate	20,000
Contingent consideration(2)	6,230

Cash paid for investments in real estate(3)	$1,011,333

(1)	Of this amount, $51,564,000 was allocated to intangible assets.
(2)	Liabilities for contingent consideration are measured at fair value each reporting period with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes to fair value will be recorded within earnings. See Note 16—“Fair Value” for information about fair value measurements of contingent consideration liabilities.
(3)	In connection with the acquisition of three real estate investments, the Company obtained financing of $239,850,000, with the remaining balance of the purchase price paid using cash proceeds from the Offering.

Consolidated Partnerships

Bay Area Regional Medical Center

On July 11, 2014, the Company, through a wholly-owned consolidated subsidiary of the Operating Partnership, completed the acquisition of a healthcare property, or the Bay Area Regional Medical Center, located in Webster, Texas, for the purchase price of $198,000,000, plus closing costs. The acquisition of the Bay Area Regional Medical Center was funded by a $100,000,000 loan, by a $39,900,000 equity investment from an unaffiliated investor, or Bay Area Real Estate, in exchange for a 40% ownership interest and by a $73,847,000 equity investment by the Operating Partnership for a 60% ownership interest. The Operating Partnership funded its investment with net proceeds from the Offering.

On July 7, 2014, the Operating Partnership entered into a limited liability agreement, or the Agreement, with Bay Area Real Estate. The material terms of the Agreement provide for the following: (a) the Operating Partnership will serve as the manager of the partnership and will have exclusive and complete responsibility for the operations and management of the partnership; provided, however, that the investor has approval rights over certain major decisions; (b) the Operating Partnership, through its wholly-owned subsidiary, and the investor will be entitled to a property management fee equal to 3% of their pro rata share of the net rental revenues from the property; (c) earnings are allocated to the Operating Partnership and the unaffiliated investor in proportion to their respective ownership interest; (d) upon the request of the tenant, the Operating Partnership will contribute up to an additional $35,000,000 related to the build out of the property and upon the receipt of additional funding the ownership interest in partnership will be adjusted proportionally to each partner’s investment and (e) the investor may sell its ownership interest and the Operating Partnership has the right (but not obligation) to first purchase the investor’s interest at the purchase price, based on the price of percentage of ownership interest.

180 Peachtree Data Center

Consolidated Variable Interest Entity

On January 3, 2012, an indirect partially-owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center through a consolidated partnership with three unaffiliated institutional investors. The Operating Partnership owns approximately 20.53% and the institutional investors own an aggregate of 79.47% of the consolidated partnership’s interests. Upon acquisition, the Company recorded the fair value of noncontrolling interest at $34,406,000.

The Company concluded that the entity that owns the 180 Peachtree Data Center is a VIE as the entity had insufficient equity to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact the entity, it is the primary beneficiary of and therefore has consolidated the entity, which owns the 180 Peachtree Data Center. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying consolidated balance sheets. For the year ended December 31, 2014, total revenue and net income related to the 180 Peachtree Data Center were $17,493,000 and $3,432,000, respectively. For the year ended December 31, 2013, total revenue and net income related to the 180 Peachtree Data Center were $16,136,000 and $2,945,000, respectively. For the year ended December 31, 2014, cash flows related to the 180 Peachtree Data Center consisted of $4,928,000 in cash provided by operating activities, $226,000 in cash used in investing activities and

$3,716,000 in cash used in financing activities. For the year ended December 31, 2013, cash flows related to the 180 Peachtree Data Center consisted of $4,440,000 in cash provided by operating activities, $350,000 in cash used in investing activities and $4,142,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying consolidated balance sheets, consisted of the following as of December 31, 2014 and 2013 (amounts in thousands, except weighted average life amounts):

	December 31,
	2014	2013
In-place leases, net of accumulated amortization of $21,105 and $7,954, respectively (with a weighted average remaining life of 15.1 years and 14.6 years, respectively)	$198,710	$109,342
Above-market leases, net of accumulated amortization of $529 and $294, respectively (with a weighted average remaining life of 11.4 years and 8.6 years, respectively)	3,118	846
Ground lease interest, net of accumulated amortization of $131 and $78, respectively (with a weighted average remaining life of 61.2 years and 62.8 years, respectively)	2,683	2,700

	$204,511	$112,888

The aggregate weighted average remaining life of the acquired intangible assets was 15.6 years and 15.7 years as of December 31, 2014 and 2013, respectively.

Amortization expense for the in-place leases and ground leases for the years ended December 31, 2014, 2013 and 2012 was $13,204,000, $5,287,000 and $2,655,000, respectively. Amortization of the above-market leases for the years ended December 31, 2014, 2013 and 2012 was $235,000, $159,000 and $135,000, respectively, and is reconciled as an adjustment to rental income in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization expense on the acquired intangible assets as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2015	$16,906
2016	16,586
2017	16,266
2018	16,213
2019	16,213
Thereafter	122,327

$204,511

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2014 and 2013 (amounts in thousands):

	December 31,
	2014	2013
Deferred financing costs, net of accumulated amortization of $4,532 and $1,750, respectively	$11,172	$6,800
Lease commissions, net of accumulated amortization of $54 and $21, respectively	394	203
Investments in unconsolidated partnerships	106	116
Tenant receivable	3,361	1,025
Straight-line rent receivable	25,566	7,902
Restricted cash held in escrow	13,382	5,246
Real estate escrow deposits	250	5
Restricted cash	734	1,142
Derivative assets	273	644
Accrued interest receivable from real estate-related notes receivables	71	1,850
Prepaid and other assets	2,118	919

	$57,427	$25,852

Amortization of deferred financing costs for the years ended December 31, 2014, 2013 and 2012 was $2,782,000, $1,318,000 and $490,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income (loss). Amortization of lease commissions for the years ended December 31, 2014, 2013 and 2012 was $33,000, $15,000 and $6,000, respectively.

Note 6—Real Estate-Related Notes Receivables

As of December 31, 2014 and December 31, 2013, the aggregate balance on the Company’s investment in real estate-related notes receivables was $23,535,000 and $54,080,000, respectively. As of December 31, 2014, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 12.0% per annum and a weighted average interest rate of 8.7% per annum.

Real estate-related notes receivables consisted of the following as of December 31, 2014 and December 31, 2013 (amounts in thousands):

	Interest Rate		Maturity Date	Outstanding Balance as of December 31,
Real Estate-Related Notes Receivables				2014	2013
Bay Area Preferred Equity Loan	17.0	%(4)	11/30/18	$—	$23,247
Walnut Hill Property Company Loan(5)	10.0%		02/28/18	—	20,327
Medistar Loan(3)	8.0%		(2)	9,500	9,500
MM Peachtree Holdings(1)	12.0%		12/31/21	514	514
Landmark Loan(1),(3),(6)	9.0%		12/17/15	13,521	492

				$23,535	$54,080

(1)	Unconsolidated VIE. The maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs is limited to the outstanding balances of the respective real estate-related notes receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.

(2)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) February 28, 2015. See Note 22—“Subsequent Events” for a modification of the Medistar Loan.
(3)	As of December 31, 2014, an affiliate of the Company had an option to purchase the respective property under construction when the construction is completed.
(4)	On March 25, 2014, the Company increased the aggregate borrowing amount by $5,000,000 to $27,500,000. The additional $5,000,000 bore interest at a per annum rate equal to 10.0%. On July 11, 2014, in connection with the acquisition of the Bay Area Regional Medical Center, located in Webster, Texas, the borrower paid off the outstanding principal and accrued interest in the amount of $29,401,000 on the Bay Area Preferred Equity Loan.
(5)	On February 25, 2014, in connection with the acquisition of the Walnut Hill Medical Center, located in Dallas, Texas the Company applied the Walnut Hill Property Company Loan outstanding principal amount of $20,000,000 to reduce the cash paid at acquisition.
(6)	On January 15, 2015, in connection with the acquisition of the Landmark Hospital of Savannah, located in Savannah, Georgia, the Company applied the outstanding balance to reduce the cash paid at acquisition. See Note 22—“Subsequent Events” for additional information.

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the years ended December 31, 2014, 2013 and 2012. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of December 31, 2014 and 2013. Real estate-related notes receivables interest income for the years ended December 31, 2014, 2013 and 2012 was $2,622,000, $5,817,000 and $692,000, respectively.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants. As of December 31, 2014, the weighted average remaining lease term was 12.2 years.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2015	157,235
2016	159,394
2017	162,096
2018	165,339
2019	168,479
Thereafter	1,605,845

$2,418,388

Note 8—Notes Payable

The Company had $490,909,000 and $201,177,000 outstanding in notes payable collateralized by real estate assets as of December 31, 2014 and 2013, respectively. As of December 31, 2014, the notes payable weighted average interest rate was 4.6%.

The following table summarizes the notes payable balances as of December 31, 2014 and December 31, 2013 (amounts in thousands):

	Interest Rates(1)							December 31,
	Range			Weighted Average	Maturity Date
								2014	2013
Fixed rate notes payable	4.1%	-	5.9%	5.1%	08/06/2016	-	04/10/2022	$134,271	$137,049
Variable rate notes payable fixed through interest rate swaps	3.8%	-	6.3%	5.3%	10/11/2017	-	07/11/2019	206,162	64,128
Variable rate notes payable	2.8%	-	4.7%	3.2%	08/21/2017	-	07/11/2019	150,476	—

								$490,909	$201,177

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2014.

The principal payments and balloon payments due on the notes payable as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Total Amount
2015	$10,862	$—	$10,862
2016	10,863	13,442	24,305
2017	10,235	180,010	190,245
2018	8,309	45,362	53,671
2019	3,549	157,115	160,664
Thereafter	2,540	48,622	51,162

	$46,358	$444,551	$490,909

Note 9—Credit Facility

On May 28, 2014, the Operating Partnership amended certain agreements related to the KeyBank Credit Facility to include American Momentum Bank, RBS Citizens, N.A., and United Community Bank as lenders and to increase the maximum commitments available under the KeyBank Credit Facility from $225,000,000 to an aggregate of up to $365,000,000, consisting of a $290,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and $75,000,000 in term loans, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The new and existing lenders agreed to make the loans on an unsecured basis (previously all loans were secured by a perfected first priority lien and security interest on the mortgaged properties). The proceeds of loans made under the KeyBank Credit Facility may be used to finance the acquisition of real estate investments, capital expenditures with respect to real estate and for general corporate working capital purposes. The KeyBank Credit Facility can be increased to $500,000,000 under certain circumstances.

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

The KeyBank Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the properties that are included in the unencumbered pool for the KeyBank Credit Facility in the event of a default. The KeyBank Credit Facility agreement also imposes the following financial covenants: (i) a maximum property value requirement; (ii) a maximum ratio of liabilities to asset value; (iii) a maximum daily distribution covenant; (iv) a minimum number of unencumbered pool properties in the unencumbered pool; (v) a minimum consolidated net worth; and (vi) a minimum unencumbered pool actual debt service coverage ratio. In addition, the KeyBank Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We believe we were in compliance with all financial covenant requirements at December 31, 2014.

The actual amount of credit available under the KeyBank Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios. The credit available to the Operating Partnership under the KeyBank Credit Facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool. During the year ended December 31, 2014, the Company paid down $97,000,000 under the KeyBank Credit Facility. As of December 31, 2014, the total unencumbered pool availability under the KeyBank Credit Facility was $365,000,000. As of December 31, 2014, the Company had an outstanding balance of $75,000,000 under the KeyBank Credit Facility and had an aggregate unencumbered pool availability of $290,000,000.

Note 10—Stock-based Compensation

The Company’s 2010 Restricted Share Plan, or the 2010 Plan, pursuant to which the Company has the authority to grant restricted and deferred stock awards to persons eligible under the 2010 Plan. The Company authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock, which are not expected to vest, are charged to compensation expense in the period paid.

On June 27, 2014, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.00 per share, the per share price of shares sold in the Offering. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2014 and 2013, there was $178,000 and $182,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 1.69 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2014 and 2013, the fair value of the nonvested shares of restricted common stock was $240,000 and $232,500, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2013 and the changes for the year ended December 31, 2014 is presented below:

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	23,250	$10.00
Vested	(8,250)	$10.00
Granted	9,000	$10.00

Nonvested at December 31, 2014	24,000	$10.00

Stock-based compensation expense for the years ended December 31, 2014, 2013 and 2012 was $94,000, $71,000 and $51,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income (loss).

Note 11—Intangible Lease Liabilities, Net

Intangible lease liabilities, net consisted of the following as of December 31, 2014 and 2013 (amounts in thousands, except weighted average life amounts):

	December 31,
	2014	2013
Below-market leases, net of accumulated amortization of $10,721 and $6,501, respectively (with a weighted average remaining life of 17.5 years and 18.5 years, respectively)	$55,406	$53,962
Ground leasehold liabilities, net of accumulated amortization of $53 and $0, respectively (with a weighted average remaining life of 44.1 years and 0 years, respectively)	5,272	—

	$60,678	$53,962

The aggregate weighted average remaining life of intangible lease liabilities was 19.8 years and 18.5 years as of December 31, 2014 and 2013, respectively.

Amortization of below-market leases for the years ended December 31, 2014, 2013 and 2012 was $4,220,000, $3,918,000 and $2,542,000, respectively. Amortization of ground leasehold liabilities for the year ended December 31, 2014, was $53,000. Amortization of below-market leases and ground leasehold liabilities are recorded as an adjustment to rental income in the accompanying consolidated statements of comprehensive income (loss).

Estimated amortization of the intangible lease liabilities as of December 31, 2014 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2015	$4,567
2016	4,383
2017	4,145
2018	4,145
2019	4,145
Thereafter	39,293

$60,678

Note 12—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2014, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 13—Related-Party Transactions and Arrangements

Certain affiliates of the Company received fees and compensation in connection with the Offering and will continue to receive fees during the acquisition, management and sale of the assets of the Company. SC Distributors, LLC, or the Dealer Manager, received a selling commission of up to 7.0% of gross offering proceeds. In addition, the Dealer Manager received up to 2.75% of gross offering proceeds as a dealer manager fee. The Dealer Manager, in its sole discretion, re-allowed all or a portion of its dealer manager fee to participating broker-dealers as a marketing and due diligence expense reimbursement. The Company paid the Dealer Manager approximately $90,665,000, $47,499,000 and $15,538,000 for the years ended December 31, 2014, 2013 and 2012, respectively, for selling commissions and dealer manager fees in connection with the Offering. On June 6, 2014, the Offering terminated.

Organization and offering expenses were paid by the Advisor, or its affiliates, on behalf of the Company. The Advisor was reimbursed for actual expenses incurred up to 15.0% of the gross offering proceeds (including selling commissions and the dealer manager fee from the sale of shares of the Company’s common stock in the Offering, other than shares of common stock sold pursuant to the DRIP and the Second DRIP). For the years ended December 31, 2014, 2013 and 2012, the Company reimbursed $1,135,000, $9,654,000 and $2,999,000, respectively, in offering expenses to the Advisor, or its affiliates. As of December 31, 2014, since inception, the Company reimbursed $14,207,000 in offering expenses to the Advisor, or its affiliates. Other organization expenses were expensed as incurred and offering costs are reported in the accompanying consolidated statement of stockholders’ equity.

The Company pays the Advisor, or its affiliates, an acquisition and advisory fee in the amount of 2.0% of the contract purchase price of each asset or loan the Company acquires or originates. In addition, the Company reimburses the Advisor for all acquisition expenses it incurs on the Company’s behalf, but only to the extent the total amount of all acquisition fees and acquisition expenses is limited to 6.0% of the contract purchase price. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $19,818,000, $10,822,000 and $5,835,000, respectively, in acquisition fees to the Advisor, or its affiliates, related to investments in real estate. During the years ended December 31, 2014, 2013 and 2012, the Company paid $351,000, $1,016,000 and $0, respectively, in advisory fees to the Advisor, or its affiliates, related to investments in real estate-related notes receivables.

The Company pays the Advisor an annual asset management fee. On November 25, 2014, pursuant to an amendment to the advisory agreement, the annual asset management fee was reduced from 1.0% to 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services and the monthly asset management fee was reduced from 0.08333% to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the years ended December 31, 2014, 2013 and 2012, the Advisor recognized $13,682,000, $4,682,000 and $1,245,000, respectively, in gross asset management fees. For the years ended December 31, 2014, 2013 and 2012, the Advisor waived irrevocably, without recourse, $0, $2,339,000 and $1,112,000, respectively, in asset management fees. For the years ended December 31, 2014, 2013 and 2012, the Company paid to the Advisor $12,477,000, $2,519,000 and $0, respectively, in asset management fees, net of asset management fees waived.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the years ended December 31, 2014, 2013 and 2012, the Advisor allocated $1,599,000, $1,005,000 and $662,000, respectively, in operating expenses on the Company’s behalf. For the years ended December 31, 2014, 2013 and 2012, the Advisor waived irrevocably, without recourse, $0, $0 and $382,000, respectively, in operating expenses it allocated to the Company. For the years ended December 31, 2014, 2013 and 2012, the Company reimbursed $1,721,000, $941,000 and $220,000, respectively, in operating expenses to the Advisor.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor, or its affiliates, provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee. On November 25, 2014, pursuant to an amendment to the advisory agreement, the disposition fee was reduced up to the lesser of 1.0%, from the previous 2.0%, of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of December 31, 2014, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. As of December 31, 2014, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor, or its affiliates, both a property management fee and an oversight fee with respect to any particular property. The Company may pay the Property

Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the years ended December 31, 2014, 2013 and 2012, the Company incurred $4,815,000, $1,470,000 and $561,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of December 31, 2014 and 2013 (amounts in thousands):

Entity	Fee	December 31,
		2014	2013
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$2	$1
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	1,307	102
Carter Validus Real Estate Management Services, LLC	Property management fees	385	105
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	134	235
Carter/Validus Advisors, LLC and its affiliates	Offering costs	—	253
Carter/Validus Advisors, LLC and its affiliates	Loan origination fee	5	—

		$1,833	$696

Note 14—Business Combinations

During the year ended December 31, 2014, the Company completed the acquisition of 100% fee simple interest in eight real estate investments (four data centers and four healthcare) that were determined to be business combinations, comprised of ten buildings. The aggregate purchase price of the acquisitions determined to be business combinations was $470,786,000, plus closing costs, including $6,230,000 in contingent consideration.

The following table summarizes the acquisitions determined to be business combinations during the year ended December 31, 2014:

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

Results of operations for the acquisitions determined to be business combinations are reflected in the accompanying consolidated statements of comprehensive income (loss) for the year ended December 31, 2014 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2014, the Company recognized $24,402,000 of revenues and a net loss of $2,659,000 for its business combination acquisitions. In addition, during the year ended December 31, 2014, the Company incurred aggregate non-recurring charges related to acquisition fees and costs of $10,308,000 in connection with acquisitions determined to be business combinations, which are included in the accompanying consolidated statements of comprehensive income (loss).

The following table summarizes management’s allocation of the fair value of the acquisitions determined to be business combinations for the year ended December 31, 2014 (amounts in thousands)

Total
Land	$21,678
Buildings and improvements	404,853
In-place leases	50,956
Tenant improvements	1,784
Above-market leases	2,505

Total assets acquired	481,776

Below-market leases	(5,665)
Ground leasehold liabilities	(5,325)

Total liabilities acquired	(10,990)

Net assets acquired	$470,786

Assuming the business combinations described above had occurred on January 1, 2013, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

	For the Year Ended December 31,
	2014	2013
Pro forma basis:
Revenues	$173,892	$113,132
Net income	$56,160	$39,919
Net income attributable to common stockholders	$52,027	$37,898
Net income per common share attributable to common stockholders:
Basic	$0.34	$0.40
Diluted	$0.34	$0.40

The pro forma information for the year ended December 31, 2014 was adjusted to exclude $10,308,000 of acquisition expenses recorded during such periods. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2013, nor is it necessarily indicative of future operating results.

Note 15—Segment Reporting

The Company aggregates commercial real estate investments in data centers and healthcare into two operating segments for reporting purposes. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. Management reviews the performance and makes operating decisions based on these two reportable segments. There were no intersegment sales or transfers as of December 31, 2014.

The Company evaluates performance based on net operating income of the combined properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fee, interest expense and interest income. The Company believes that segment net operating income serves as a useful supplement to net income (loss) because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income (loss) determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income (loss) as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.

Real estate-related notes receivables interest income, general and administrative expenses, acquisition related expenses, change in fair value consideration, asset management fees, depreciation and amortization and interest expense are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, real estate-related notes receivables and other assets not attributable to individual properties.

Summary information for the reportable segments during the years ended December 31, 2014, 2013 and 2012, are as follows (amounts in thousands):

	Data Centers	Healthcare	For the Year Ended December 31, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$88,527	$63,142	$151,669
Expenses:
Rental and parking expenses	(17,020)	(3,667)	(20,687)

Segment net operating income	$71,507	$59,475	130,982

Revenue:
Real estate-related notes receivables interest income			2,622
Expenses:
General and administrative expenses			(4,887)
Change in fair value of contingent consideration			(340)
Acquisition related expenses			(10,653)
Asset management fees			(13,682)
Depreciation and amortization			(46,729)

Income from operations			57,313
Interest expense			(19,682)

Net income			$37,631

	Data Centers	Healthcare	For the Year Ended December 31, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$40,655	$21,827	$62,482
Expenses:
Rental and parking expenses	(10,458)	(1,457)	(11,915)

Segment net operating income	$30,197	$20,370	50,567

Revenue:
Real estate-related notes receivables interest income			5,817
Expenses:
General and administrative expenses			(2,458)
Acquisition related expenses			(5,615)
Asset management fees			(2,343)
Depreciation and amortization			(18,749)

Income from operations			27,219
Interest expense			(12,540)

Net income			$14,679

	Data Centers	Healthcare	For the Year Ended December 31, 2012
Revenue:
Rental, parking and tenant reimbursement revenue	$23,471	$4,283	$27,754
Expenses:
Rental and parking expenses	(6,792)	(274)	(7,066)

Segment net operating income	$16,679	$4,009	20,688

Revenue:
Real estate-related notes receivables interest income			692
Expenses:
General and administrative expenses			(1,039)
Acquisition related expenses			(11,474)
Asset management fees			(133)
Depreciation and amortization			(8,080)

Income from operations			654
Interest expense			(6,294)

Net loss			$(5,640)

Assets by reportable segments as of December 31, 2014 and 2013 are as follows (amounts in thousands):

	December 31,
	2014	2013
Assets by segment:
Data centers	$1,130,131	$639,009
Healthcare	933,257	358,584
All other	127,454	67,071

Total assets	$2,190,842	$1,064,664

Capital additions by reportable segments for the years ended December 31, 2014 and 2013 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2014	2013
Capital additions by segment:
Data centers	$499,139	$348,336
Healthcare	530,142	200,700

Total capital additions	$1,029,281	$549,036

Note 16—Fair Value

Notes payable—Fixed Rate—The estimated fair value of notes payable—fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $134,837,000 and $139,142,000 as of December 31, 2014 and December 31, 2013, respectively, as compared to the carrying value of $134,271,000 and $137,049,000 as of December 31, 2014 and December 31, 2013, respectively.

Notes payable—Variable—The estimated fair value of notes payable—variable rate fixed through interest rate swap agreements (Level 2) was approximately $208,889,000 and $62,835,000 as of December 31, 2014 and December 31, 2013, respectively, as compared to the carrying value of $206,162,000 and $64,128,000 as of December 31, 2014 and December 31, 2013, respectively. The carrying value of the notes payable – variable was $150,476,000 and $0 as of December 31, 2014 and December 31, 2013, respectively, which approximated its fair value.

KeyBank Credit Facility—The carrying value of the KeyBank Credit Facility—variable was $20,000,000 and $97,000,000, which approximated its fair value, as of December 31, 2014 and December 31, 2013, respectively. The estimated fair value of the KeyBank Credit Facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $50,505,000 and $51,922,000 as of December 31, 2014 and December 31, 2013, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of December 31, 2014 and December 31, 2013, respectively.

Real estate-related notes receivables—The estimated fair value of the real estate-related notes receivables was $23,421,000 and $58,176,000 as of December 31, 2014 and December 31, 2013, respectively, as compared to the carrying value of $23,535,000 and $54,080,000 as of December 31, 2014 and December 31, 2013, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Contingent consideration—The Company has contingent obligations to transfer cash payments to the former owner in conjunction with a certain acquisition if specified future operational objectives are met over future reporting periods. Liabilities for contingent consideration will be measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes in fair value recorded in earnings as change in fair value of contingent consideration.

The estimated fair value and the carrying value of the contingent consideration was $6,570,000 as of December 31, 2014, which is reported in the accompanying consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $6,570,000 in cash and a minimum payout of $0 as of December 31, 2014.

Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2014, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013 (amounts in thousands):

	December 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$273	$—	$273

Total assets at fair value	$—	$273	$—	$273

Liabilities:
Derivative liabilities	$—	$(1,434)	$—	$(1,434)
Contingent consideration obligations	—	—	(6,570)	(6,570)

Total liabilities at fair value	$—	$(1,434)	$(6,570)	$(8,004)

	December 31, 2013
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$644	$—	$644

Total assets at fair value	$—	$644	$—	$644

Liabilities:
Derivative liabilities	$—	$(44)	$—	$(44)

Total liabilities at fair value	$—	$(44)	$—	$(44)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2014 and 2013 (amounts in thousands):

	For the Year Ended December 31,
	2014	2013
Liabilities:
Contingent consideration obligations:
Beginning balance	$—	$—
Additions to contingent consideration obligations	6,230	—
Total changes in fair value included in earnings	340	—

Ending balance	$6,570	$—

Unrealized (gains) losses still held(1)	$340	$—

(1)	Represents the unrealized losses or gains recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2014, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2014 and 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $2,930,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.

See Note 16—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				December 31,
				2014			2013
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)
Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 07/11/2014	10/11/2017 to 07/11/2019	$261,162	$273	$(1,434)	$119,128	$644	$(44)

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

The table below summarizes the amount of gains or losses recognized on interest rate derivatives designated as cash flow hedges, net of noncontrolling interest, for the years ended December 31, 2014 and 2013 (amounts in thousands):

	For the Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships (Interest Rate Swaps)	2014	2013
Amount of (loss) income recognized in OCI on derivatives (effective portion)	$(4,181)	$825
Amounts reclassified from accumulated other comprehensive income (loss) (effective portion)	$2,420	$738

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2014, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1,764,000. As of December 31, 2014, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2014 and December 31, 2013 (amounts in thousands):

Offsetting of Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2014	$273	$—	$273	$—	$—	$273

December 31, 2013	$644	$—	$644	$—	$—	$644

Offsetting of Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Gross Amounts Not Offset in the Balance Sheet
				Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2014	$1,434	$—	$1,434	$—	$—	$1,434

December 31, 2013	$44	$—	$44	$—	$—	$44

The Company reports derivatives in the accompanying consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 18—Accumulated Other Comprehensive Income (Loss)

The following table presents a roll-forward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interest, by component for the year ended December 31, 2014 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$600	$600
Other comprehensive loss before reclassification	(4,181)	(4,181)
Amounts reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	2,420	2,420

Other comprehensive loss	(1,761)	(1,761)

Balance as of December 31, 2014	$(1,161)	$(1,161)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the year ended December 31, 2014 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income	Affected Line Items in the Consolidated Statements of Comprehensive Income (Loss)
Interest rate swap contracts	$2,657	Interest expense

Note 19—Income Taxes

For federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ basis in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended
	December 31,
Character of Distributions:	2014	2013	2012
Ordinary dividends	39.95%	61.48%	19.78%
Nontaxable distributions	60.05%	38.52%	80.22%

Total	100.00%	100.00%	100.00%

The Company concluded there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2014, 2013 and 2012. The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2014, the Company had not recognized any interest expense or penalties related to unrecognized tax benefits. The United States of America is the major tax jurisdiction for the Company, and the earliest tax year subject to examination is 2011.

Note 20—Economic Dependency

The Company is dependent on the Advisor and its affiliates for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of real estate investments and other investments; the management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 21—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2014 and 2013. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2014
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenue	$50,571	$42,393	$34,024	$27,303
Expenses	(27,926)	(28,686)	(23,845)	(16,521)

Income from operations	22,645	13,707	10,179	10,782
Interest expense	(6,254)	(5,201)	(4,076)	(4,151)

Net income	16,391	8,506	6,103	6,631

Less: Net income attributable to noncontrolling interests in consolidated partnerships	(1,696)	(1,152)	(640)	(645)

Net income attributable to common stockholders	$14,695	$7,354	$5,463	$5,986

Net income per common share attributable to common stockholders:
Basic	$0.08	$0.04	$0.04	$0.07

Diluted	$0.08	$0.04	$0.04	$0.07

Weighted average number of common shares outstanding:
Basic	174,485,368	172,914,286	141,345,082	86,518,155

Diluted	174,499,973	172,931,516	141,369,156	86,535,291

	2013
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
Revenue	$21,630	$17,846	$15,578	$13,245
Expenses	(11,587)	(10,280)	(9,938)	(9,275)

Income from operations	10,043	7,566	5,640	3,970
Interest expense	(3,515)	(3,119)	(3,118)	(2,788)

Net income	6,528	4,447	2,522	1,182

Less: Net income attributable to noncontrolling interests in consolidated partnerships	(584)	(597)	(521)	(319)

Net income attributable to common stockholders	$5,944	$3,850	$2,001	$863

Net income per common share attributable to common stockholders:
Basic	$0.09	$0.08	$0.06	$0.04

Diluted	$0.09	$0.08	$0.06	$0.04

Weighted average number of common shares outstanding:
Basic	63,815,605	46,757,918	33,830,429	23,938,747

Diluted	63,830,305	46,774,585	33,844,471	23,954,477

Note 22—Subsequent Events

Distributions Paid

On January 2, 2015, the Company paid aggregate distributions of $10,409,000 ($4,711,000 in cash and $5,698,000 in shares of the Company’s common stock pursuant to the Second DRIP), which related to distributions declared for each day in the period from December 1, 2014 through December 31, 2014. On February 2, 2015, the Company paid aggregate distributions of $10,440,000 ($4,724,000 in cash and $5,716,000 in shares of the Company’s common stock pursuant to the Second DRIP), which related to distributions declared for each day in the period from January 1, 2015 through January 31, 2015. On March 2, 2015, the Company paid aggregate distributions of $9,459,000 ($4,283,000 in cash and $5,176,000 in shares of the Company’s common stock pursuant to the Second DRIP), which related to distributions declared for each day in the period from February 1, 2015 through February 28, 2015.

Distributions Declared

On February 24, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2015 and ending on May 31, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in March 2015, April 2015 and May 2015 will be paid in April 2015, May 2015 and June 2015, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Acquisition of Landmark Hospital of Savannah

On January 15, 2015, the Company, through a wholly-owned subsidiary of the Operating Partnership, completed the acquisition of a hospital property, or the Landmark Hospital of Savannah, located in Savannah, Georgia, for a purchase price of approximately $20,212,000, plus closing costs. The Company funded the purchase of the Landmark Hospital of Savannah using net proceeds from the Offering. The Landmark Hospital of Savannah is leased to a single tenant. With respect to this acquisition, the Company has not completed its fair value-based purchase price allocation; it is therefore impractical to provide pro-forma information. In connection with the Company’s acquisition of the Landmark Hospital of Savannah, the Company applied the outstanding balance of the Landmark Loan to reduce the cash paid at acquisition.

Medistar Loan

On February 4, 2015, the Company modified the Medistar Loan to extend the maturity date to the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) April 30, 2015. As of December 31, 2014, the outstanding principal balance of the Medistar Loan was $9,500,000. As of December 31, 2014, an affiliate of the Company had entered into a purchase agreement to purchase the property under construction when completed.

Bay Area Investment

On February 10, 2015, the Company entered into a revolving credit agreement with Bay Area Real Estate. Pursuant to the agreement, the Company agreed to provide funds to Bay Area Real Estate, or the Bay Area Investment, in an aggregate principal amount up to $10,000,000, which will be used by Bay Area Real Estate for general corporate purposes related to the Bay Area Regional Medical Center. The interest rate under the Bay Area Investment is 8.0% per annum. The loan matures on February 9, 2017, which may be extended by twelve months. As of March 24, 2015, the Company had funded the Bay Area Investment an aggregate of $6,200,000.

Preferred Equity Investment

On March 11, 2015, the Company invested $100,000,000, in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share, or the Series B Preferred Stock, in a private real estate corporation. The Series B Preferred Stock is senior to all other equity of the private real estate corporation with the exception of a 12.5% Series A Redeemable Cumulative Preferred Stock with an aggregate liquidation preference in the amount of $125,000,000.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2014

(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014(b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation(c)	Year Constructed		Date Acquired
Richardson Data Center	Richardson, TX	$14,368		$449	$26,350	$(15)	$449	$26,335	$26,784	$3,225	2005		07/14/2011
180 Peachtree Data Center (d)	Atlanta, GA	53,031		4,280	94,558	1,197	4,280	95,755	100,035	7,905	1927	(e)	01/03/2012
St. Louis Surgical Center	Creve Coeur, MO	5,975		808	8,206	—	808	8,206	9,014	814	2005		02/09/2012
Northwoods Data Center	Norcross, GA	3,033		572	4,061	—	572	4,061	4,633	339	1986		03/14/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	5,764	—	1,904	5,764	7,668	600	2008		03/30/2012
Southfield Data Center	Southfield, MI	—	(a)	736	5,054	237	736	5,291	6,027	450	1970	(f)	05/25/2012
HPI Integrated Medical Facility	Oklahoma City, OK	5,697		789	7,815	—	789	7,815	8,604	585	2007		06/28/2012
Plano Data Center	Plano, TX	—	(a)	1,956	34,311	—	1,956	34,311	36,267	2,130	1986	(g)	08/16/2012
Arlington Data Center	Arlington, TX	—	(a)	5,154	18,234	—	5,154	18,234	23,388	1,310	1984		08/16/2012
Baylor Medical Center	Dallas, TX	19,849		4,012	23,557	—	4,012	23,557	27,569	1,416	2012		08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	15,012	731	1,798	15,743	17,541	905	1962	(h)	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	16,163		1,992	21,823	4	1,992	21,827	23,819	1,246	1942		10/22/2012
Philadelphia Data Center	Philadelphia, PA	32,417		6,688	51,728	—	6,688	51,728	58,416	3,349	1993		11/13/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,115	11	503	4,126	4,629	257	1998	(i)	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	36,142	—	2,936	36,142	39,078	1,941	2012		12/28/2012
Grapevine Hospital	Grapevine, TX	13,452		962	20,277	105	962	20,382	21,344	988	2007		02/25/2013
Raleigh Data Center	Morrisville, NC	—	(a)	1,909	16,196	—	1,909	16,196	18,105	888	1997		03/21/2013
Andover Data Center	Andover, MA	—	(a)	2,279	9,391	—	2,279	9,391	11,670	581	1984	(j)	03/28/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	3,812	—	335	3,812	4,147	194	2012		05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	3,965	—	304	3,965	4,269	157	2010		06/11/2013
Leonia Data Center	Leonia, NJ	—	(a)	3,406	9,895	41	3,406	9,936	13,342	440	1988		06/26/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	19,974	—	322	19,974	20,296	779	1994	(k)	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,235	—	—	4,235	4,235	158	2007		07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	6,297		—	8,386	—	—	8,386	8,386	300	2007		08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	7,933	1	904	7,934	8,838	317	2013		08/23/2013
Victory Medical Center Landmark	San Antonio, TX	—	(a)	3,440	25,923	4,083	3,440	30,006	33,446	1,014	2013		08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	18,280	—	1,740	18,280	20,020	599	2012		09/06/2013
AT&T Wisconsin Data Center	Waukesha, WI	—	(a)	2,130	45,338	—	2,130	45,338	47,468	1,568	1989		09/26/2013
AT&T Tennessee Data Center	Brentwood, TN	27,305		18,405	80,779	—	18,405	80,779	99,184	2,679	1975		11/12/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	23,462	—	—	23,462	23,462	664	1989		11/27/2013
AT&T California Data Center	San Diego, CA	36,229		17,590	103,534	—	17,590	103,534	121,124	3,253	1983		12/17/2013
Lubbock Heart Hospital	Lubbock, TX	20,043		3,749	32,174	—	3,749	32,174	35,923	846	2003		12/20/2013
Walnut Hill Medical Center	Dallas, TX	32,867		3,337	79,116	—	3,337	79,116	82,453	1,733	1983	(l)	02/25/2014
Cypress Pointe Surgical Hospital	Hammond, LA	—	(a)	1,379	20,549	—	1,379	20,549	21,928	425	2006		03/14/2014
Milwaukee Data Center	Hartland, WI	—	(a)	1,240	16,872	—	1,240	16,872	18,112	360	2004		03/28/2014

				Initial Cost		Cost Capitalized Subsequent to Acquisition	Gross Amount Carried at December 31, 2014(b)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation(c)		Year Constructed		Date Acquired
Charlotte Data Center	Charlotte, NC	—	(a)	386	22,255	—	386	22,255	22,641	420		1999	(m)	04/28/2014
Miami International Medical Center	Miami, FL	—		4,697	44,038	7,550	4,697	51,588	56,285	—	(n)	1962	(n)	04/30/2014
Chicago Data Center	Chicago, IL	105,850		7,260	185,147	3,308	7,260	188,455	195,715	3,072		1964	(o)	05/20/2014
Bay Area Regional Medical Center (d)	Webster, TX	98,333		6,937	168,710	—	6,937	168,710	175,647	1,940		2014		07/11/2014
Phoenix Data Center	Phoenix, AZ	—	(a)	11,576	78,188	—	11,576	78,188	89,764	763		2005	(p)	08/27/2014
Scottsdale Data Center	Scottsdale, AZ	—	(a)	3,515	24,907	—	3,515	24,907	28,422	242		2000	(q)	08/27/2014
Rhode Island Rehabilitation Healthcare Facility	North Smithfield, RI	—	(a)	818	11,597	—	818	11,597	12,415	122		1965	(r)	08/28/2014
Select Medical—Akron	Akron, OH	—	(a)	2,207	23,430	—	2,207	23,430	25,637	223		2008		08/29/2014
Select Medical—Frisco	Frisco, TX	—	(a)	—	20,679	—	—	20,679	20,679	206		2010		08/29/2014
Select Medical—Bridgeton	Bridgeton, MO	—	(a)	—	31,204	—	—	31,204	31,204	299		2012		08/29/2014
Alpharetta Data Center	Alpharetta, GA	—	(a)	4,480	41,656	—	4,480	41,656	46,136	324		1986		09/05/2014
Victory IMF	San Antonio, TX	—		3,200	—	1,964	3,200	1,964	5,164	—	(s)	—	(s)	09/12/2014
Dermatology Assoc-Randolph Ct	Manitowoc, WI	—	(a)	390	2,202	—	390	2,202	2,592	19		2003		09/15/2014
Dermatology Assoc-Murray St	Marinette, WI	—	(a)	253	1,134	—	253	1,134	1,387	10		2008		09/15/2014
Dermatology Assoc-N Lightning Dr	Appleton, WI	—	(a)	463	2,049	—	463	2,049	2,512	19		2011		09/15/2014
Dermatology Assoc-Development Dr	Bellevue, WI	—	(a)	491	1,450	—	491	1,450	1,941	13		2010		09/15/2014
Dermatology Assoc-York St	Manitowoc, WI	—	(a)	305	11,299	—	305	11,299	11,604	88		1964	(t)	09/15/2014
Dermatology Assoc-Scheuring Rd	De Pere, WI	—	(a)	703	1,851	—	703	1,851	2,554	17		2005		09/15/2014
Dermatology Assoc-Riverview Dr	Howard, WI	—	(a)	552	1,960	—	552	1,960	2,512	18		2011		09/15/2014
Dermatology Assoc-State Rd 44	Oshkosh, WI	—	(a)	384	2,514	—	384	2,514	2,898	23		2010		09/15/2014
Dermatology Assoc-Green Bay Rd	Sturgeon Bay, WI	—	(a)	364	657	—	364	657	1,021	7		2007		09/15/2014
Lafayette Surgical Hospital	Lafayette, LA	—	(a)	3,909	33,212	—	3,909	33,212	37,121	250		2004		09/19/2014
Alpharetta Data Center II	Alpharetta, GA	—		3,100	54,880	—	3,100	54,880	57,980	289		1999		10/31/2014

		$490,909		$153,998	$1,671,840	$19,217	$153,998	$1,691,057	$1,845,055	$52,779

(a)	Property collateralized under the KeyBank Credit Facility. As of December 31, 2014, 39 commercial properties were collateralized under the KeyBank Credit Facility and the Company had $75,000,000 outstanding thereunder.
(b)	The aggregated cost for federal income tax purposes is approximately $1,826,637,000.
(c)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.
(d)	As of December 31, 2014, the Company controlled two real estate investments through consolidated partnerships consisting of $11,217,000 in land and $264,465,000 in buildings and improvements with accumulated depreciation of $9,845,000.
(e)	The 180 Peachtree Data Center was renovated in 2000.
(f)	The Southfield Data Center was renovated in 1997.
(g)	The Plano Data Center was redeveloped into a data center in 2011.
(h)	The Vibra Denver Hospital was renovated in 1985.
(i)	The Houston Surgery Center was renovated in 2012.
(j)	The Andover Data Center was renovated in 2010.
(k)	The Physicians Specialty Hospital was renovated in 2009.
(l)	The Walnut Hill Medical Center was renovated in 2013.
(m)	The Charlotte Data Center was renovated in 2013.
(n)	Improvements and initial cost, include the purchase price of building and improvements, which is included as a component of construction in process in the consolidated balance sheets. As of December 31, 2014, this property was under development; therefore, depreciation is not applicable.
(o)	The Chicago Data Center was renovated in 2010.
(p)	The Phoenix Data Center was redeveloped into a data center in 2009.
(q)	The Scottsdale Data Center was redeveloped into a data center in 2007.
(r)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.
(s)	As of December 31, 2014, the Victory IMF property was under development; therefore, depreciation is not applicable.
(t)	The Dermatology Assoc-York St was renovated in 2010.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

(CONTINUED)

December 31, 2014

(in thousands)

	2014	2013	2012
Real Estate
Balance at beginning of year	$883,626	$392,136	$26,800
Additions:
Acquisitions	943,502	491,029	364,507
Improvements	17,927	461	829

Balance at end of year	$1,845,055	$883,626	$392,136

Accumulated Depreciation
Balance at beginning of year	$(19,293)	$(5,845)	$(427)
Depreciation	(33,486)	(13,448)	(5,418)

Balance at end of year	$(52,779)	$(19,293)	$(5,845)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 26, 2015	By	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2015	By	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/S/ JOHN E. CARTER John E. Carter	Chief Executive Officer and Chairman of Board of Directors (Principal Executive Officer)	March 26, 2015

/S/ TODD M. SAKOW Todd M. Sakow	Chief Financial Officer (Principal Financial Officer)	March 26, 2015

/S/ MARIO GARCIA, JR. Mario Garcia, Jr.	Director	March 26, 2015

/S/ JONATHAN KUCHIN Jonathan Kuchin	Director	March 26, 2015

/S/ RANDALL GREENE Randall Greene	Director	March 26, 2015

/S/ RONALD RAYEVICH Ronald Rayevich	Director	March 26, 2015

EXHIBIT INDEX

Pursuant to Item 601 of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the period ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (included as Exhibit 3.4 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission File No. 333-165643, filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11, Commission No. 333-165643, filed on March 23, 2010, and incorporated herein by reference)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated April 14, 2014 attached to the Registrant’s Registration Statement on Form S-3, filed on April 14, 2014, and incorporated herein by reference)

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 Registration No. 333-165643 filed on June 25, 2010, and incorporated herein by reference)

10.1	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference)

10.2	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 31, 2011, and incorporated herein by reference)

10.3	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 4, 2012, and incorporated herein by reference)

10.4	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

Exhibit No:

10.5	Joinder Agreement by HC-42570 South Airport Road, LLC, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.6	Assignment of Leases and Rents by HC-42570 South Airport Road, LLC to KeyBank National Association, dated March 14, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.7	Act of Mortgage, Security Agreement and Assignment of Leases and Rents by HC-42570 South Airport Road, LLC, as Mortgagor, to KeyBank National Association, as Agent, dated March 14, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 19, 2014, and incorporated herein by reference)

10.8	Joinder Agreement by DC-1805 Center Park Drive, LLC, to KeyBank National Association, as Agent, dated April 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.9	Assignment of Leases and Rents by DC-1805 Center Park Drive, LLC to KeyBank National Association, dated April 28, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.10	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing by DC-1805 Center Park Drive, LLC, as Grantor, to KeyBank National Association, as Beneficiary, dated April 28, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 30, 2014, and incorporated herein by reference)

10.11	Purchase Agreement, dated April 4, 2014, between Ascent CH2, LLC and Carter Validus Properties, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.12	Assignment of Purchase Agreement, dated May 14, 2014, between Carter Validus Properties, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.13	Assignment and Assumption of Leases, dated May 20, 2014, between Ascent CH2, LLC, as Assignor, and DC-505 North Railroad Avenue, LLC, as Assignee (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 21, 2014, and incorporated herein by reference)

10.14	Second Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated May 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 29, 2014, and incorporated herein by reference)

10.15	Joinder Agreement by DC-1099 Walnut Ridge Drive, LLC, to KeyBank National Association, as Agent, dated July 22, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 28, 2014, and incorporated herein by reference)

10.16	Joinder Agreement by HC-116 Eddie Dowling Highway, LLC, to KeyBank National Association, as Agent, dated August 28, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 2, 2014, and incorporated herein by reference)

10.17	Joinder Agreement by DC-1001 Windward Concourse, LLC, to KeyBank National Association, as Agent, dated September 5, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 11, 2014, and incorporated herein by reference)

Exhibit No:

10.18	Joinder Agreement by HCP-Dermatology Associates, LLC, to KeyBank National Association, as Agent, dated September 15, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 17, 2014, and incorporated herein by reference)

10.19	Joinder Agreement by HC-1101 Kaliste Saloom Road, LLC, to KeyBank National Association, as Agent, dated September 19, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.20	Joinder Agreement by DC-615 North 48TH Street, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.21	Joinder Agreement by DC-8521 East Princess Drive, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.22	Joinder Agreement by HCP-Select Medical, LLC, to KeyBank National Association, as Agent, dated September 23, 2014 (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 24, 2014, and incorporated herein by reference)

10.23	Third Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated November 25, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 26, 2014, and incorporated herein by reference)

21.1	List of Subsidiaries (included as Exhibit 21.2 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission No. 333-165643, filed on November 16, 2010, and incorporated herein by reference)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.