Form 10-Q
period 2015-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2015-05-14
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 11, 2015, there were approximately 177,768,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited)
	March 31, 2015	December 31, 2014
ASSETS
Real estate:
Land ($4,280 and $4,280 related to VIE)	$163,908	$153,998
Buildings and improvements, less accumulated depreciation of $64,072 and $52,779, respectively ($87,206 and $87,850 related to VIE)	1,676,483	1,584,726
Construction in process	65,119	53,552
Acquired intangible assets, less accumulated amortization of $26,327 and $21,765, respectively ($10,901 and $11,314 related to VIE)	208,003	204,511

Total real estate, net ($102,387 and $103,444 related to VIE)	2,113,513	1,996,787
Cash and cash equivalents ($2,457 and $1,397 related to VIE)	74,542	113,093
Real estate-related notes receivables	10,014	23,535
Preferred equity investment	101,637	—
Other assets ($5,212 and $5,126 related to VIE)	63,344	57,427

Total assets	$2,363,050	$2,190,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($52,834 and $53,031 related to VIE)	$525,202	$490,909
Credit facility	225,000	75,000
Accounts payable due to affiliates ($24 and $17 related to VIE)	1,894	1,833
Accounts payable and other liabilities ($1,346 and $1,473 related to VIE)	34,439	31,829
Intangible lease liabilities, less accumulated amortization of $12,598 and $10,774, respectively ($13,954 and $14,445 related to VIE)	58,854	60,678

Total liabilities	845,389	660,249
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 177,310,055 and 175,561,681 shares issued, respectively; 176,653,515 and 175,038,055 shares outstanding, respectively	1,767	1,750
Additional paid-in capital	1,572,939	1,557,623
Accumulated distributions in excess of earnings	(118,662)	(100,273)
Accumulated other comprehensive loss	(3,133)	(1,161)

Total stockholders’ equity	1,452,911	1,457,939
Noncontrolling interests	64,750	72,654

Total equity	1,517,661	1,530,593

Total liabilities and stockholders’ equity	$2,363,050	$2,190,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2015 and 2014

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue:
Rental and parking revenue	$46,894	$23,410
Tenant reimbursement revenue	4,489	2,742
Real estate-related notes receivables interest income	139	1,151

Total revenue	51,522	27,303

Expenses:
Rental and parking expenses	7,584	3,741
General and administrative expenses	1,409	922
Change in fair value of contingent consideration	150	—
Acquisition related expenses	3,145	1,225
Asset management fees	4,033	2,366
Depreciation and amortization	15,783	8,267

Total expenses	32,104	16,521
Income from operations	19,418	10,782

Other income (expense):
Other income	516	38
Interest expense	(6,306)	(4,189)

Total other expense	(5,790)	(4,151)

Net income	13,628	6,631
Net income attributable to noncontrolling interests in consolidated partnerships	(1,614)	(645)

Net income attributable to common stockholders	$12,014	$5,986

Other comprehensive income (loss):
Unrealized loss on interest rate swaps, net	(2,212)	(238)

Other comprehensive loss	(2,212)	(238)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	240	—

Other comprehensive loss attributable to common stockholders	(1,972)	(238)

Comprehensive income	11,416	6,393
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,374)	(645)

Comprehensive income attributable to common stockholders	$10,042	$5,748

Weighted average number of common shares outstanding:
Basic	176,117,122	86,518,155

Diluted	176,133,630	86,535,291

Net income per common share attributable to common stockholders:
Basic	$0.07	$0.07

Diluted	$0.07	$0.07

Distributions declared per common share	$0.17	$0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2015

(in thousands, except for share data)

(Unaudited)

			Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	No. of Shares	Par Value
Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593
Vesting of restricted stock	1,500	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,746,875	18	16,576	—	—	16,594	—	16,594
Purchase of noncontrolling interests	—	—	—	—	—	—	(8,800)	(8,800)
Distributions to noncontrolling interests	—	—	—	—	—	—	(478)	(478)
Distributions declared to common stockholders	—	—	—	(30,403)	—	(30,403)	—	(30,403)
Redemption of common stock	(132,915)	(1)	(1,286)	—	—	(1,287)	—	(1,287)
Stock-based compensation	—	—	26	—	—	26	—	26
Other comprehensive loss	—	—	—	—	(1,972)	(1,972)	(240)	(2,212)
Net income	—	—	—	12,014	—	12,014	1,614	13,628

Balance, March 31, 2015	176,653,515	$1,767	$1,572,939	$(118,662)	$(3,133)	$1,452,911	$64,750	$1,517,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2015 and 2014

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$13,628	$6,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,783	8,267
Amortization of deferred financing costs	898	530
Amortization of above-market leases	90	40
Amortization of intangible lease liabilities	(1,824)	(1,003)
Amortization of real estate-related notes receivables origination costs and commitment fees	114	353
Straight-line rent	(5,767)	(2,714)
Stock-based compensation	26	21
Change in fair value of contingent consideration	150	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	497	(30)
Accounts payable due to affiliates	61	2,238
Other assets	360	(1,017)

Net cash provided by operating activities	24,016	13,316

Cash flows from investing activities:
Investment in real estate	(107,294)	(123,190)
Development expenditures	(12,825)	(44)
Real estate deposits	(290)	(557)
Real estate-related notes receivables advances	(267)	(4,111)
Preferred equity investment	(101,637)	—
Origination costs net of commitment fees related to real estate-related notes receivables	—	(82)

Net cash used in investing activities	(222,313)	(127,984)

Cash flows from financing activities:
Proceeds from notes payable	37,000	91,466
Payments on notes payable	(2,707)	(1,045)
Proceeds from credit facility	150,000	—
Payments on credit facility	—	(97,000)
Payments of deferred financing costs	(26)	(1,838)
Repurchase of common stock	(1,287)	(597)
Offering costs on issuance of common stock	—	(30,755)
Distributions to stockholders	(13,714)	(6,716)
Proceeds from issuance of common stock	—	305,308
Payments to escrow funds	(601)	(390)
Collections of escrow funds	359	855
Purchase of noncontrolling interest in consolidated partnerships	(8,800)	—
Distributions to noncontrolling interests in consolidated partnerships	(478)	(561)

Net cash provided by financing activities	159,746	258,727

Net change in cash and cash equivalents	(38,551)	144,059
Cash and cash equivalents - Beginning of period	113,093	7,511

Cash and cash equivalents - End of period	$74,542	$151,570

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,049 and $0, respectively	$6,342	$3,285
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$16,594	$6,527
Net unrealized loss on interest rate swap	$(2,212)	$(238)
Real estate-related notes receivables converted to investment in real estate	$13,674	$20,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. The Company operates through two reportable segments – commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership.

As of March 31, 2015, the Company owned 48 real estate investments (including two real estate investments owned through consolidated partnerships), consisting of 77 properties located in 43 metropolitan statistical areas, or MSAs. As of March 31, 2015, the Company had investments in real estate-related notes receivables in the aggregate principal amount of $10,014,000 and the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private real estate corporation, or the Preferred Equity Investment, in an aggregate amount of $101,637,000.

The Company ceased offering shares of common stock in its $1,746,875,000 initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the DRIP Offering (as defined below) until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company’s board of directors.

In addition, the Company registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with the Offering, the Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of March 31, 2015, the Company had issued approximately 177,271,000 shares of common stock in the Offerings for gross proceeds of $1,760,455,000, before share redemptions of $6,353,000 and offering costs, selling commissions and dealer manager fees of $174,626,000.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2014 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 26, 2015.

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

Concentration of Credit Risk and Significant Leases

As of March 31, 2015, the Company had cash on deposit, including restricted cash, in several financial institutions which had deposits in excess of current federally insured levels totaling $86.8 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of March 31, 2015, the Company owned real estate investments in 43 MSAs, (including two real estate investments owned through consolidated partnerships), four of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA, the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 14.1%, 12.3%, 10.4% and 10.9%, respectively, of rental revenue for the three months ended March 31, 2015.

As of March 31, 2015, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 13.6% and 10.7%, respectively, of rental revenue for the three months ended March 31, 2015.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days prior notice to the Company’s stockholders for any reason it deems appropriate. During the three months ended March 31, 2015, the Company received valid redemption requests related to approximately 133,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $1,287,000 (an average of $9.68 per share). During the three months ended March 31, 2014, the Company received valid redemption requests related to approximately 62,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $597,000 (an average of $9.63 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended March 31, 2015 and 2014, diluted earnings per share reflect the effect of approximately 17,000 of non-vested shares of restricted common stock that were outstanding as of such period.

Preferred Equity Investment

The Company accounts for its Preferred Equity Investment as an asset under the cost method of accounting, as the Company exercises no influence over the investee. The Company recognizes dividends as other income in the condensed consolidated statements of comprehensive income.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The adoption of ASU 2014-09 is effective retrospectively for reporting periods beginning after December 15, 2016. Early adoption of ASU 2014-09 is not permitted. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of Subtopic 810-10, Consolidation- Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The Company is in process of evaluating the impact ASU 2015-02 will have in the Company’s condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment is effective for public business entities for periods beginning after December 15, 2015. The Company is in process of evaluating the impact ASU 2015-03 will have in the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the three months ended March 31, 2015, the Company completed the acquisition of two healthcare real estate investment properties, which were determined to be business combinations, for an aggregate purchase price of $120,968,000, plus closing costs, or the 2015 Acquisitions. The aggregate purchase price was settled net of the outstanding balance of real estate-related notes receivables due to the Company of $13,674,000, which reduced the total cash paid to $107,294,000. The Company funded the purchase price of the 2015 Acquisitions using net cash proceeds from the Offerings and its unsecured credit facility. The following table summarizes the 2015 Acquisitions:

Property Description	Date Acquired	Ownership Percentage
Landmark Hospital of Savannah	01/15/2015	100%
21st Century Oncology Portfolio	03/31/2015	100%

Results of operations for the 2015 Acquisitions are reflected in the accompanying condensed consolidated statements of comprehensive income for the three months ended March 31, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through March 31, 2015, the Company recognized $508,000 of revenues and a net loss of $2,706,000 for the 2015 Acquisitions. In addition, during the three months ended March 31, 2015, the Company incurred aggregate charges related to acquisition fees and costs of $2,929,000 in connection with the 2015 Acquisitions, which are included in the accompanying condensed consolidated statements of comprehensive income. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the three months ended March 31, 2015 and 2014, acquisition fees and expenses did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.

The Company is currently in the process of finalizing the allocation of the fair value purchase price of the 2015 Acquisitions; therefore, these allocations are preliminary and subject to change. The following table summarizes the Company’s preliminary allocation of the fair value purchase price of the 2015 Acquisitions acquired during the three months ended March 31, 2015 (amounts in thousands):

Total
Land	$9,910
Buildings and improvements	103,004
In-place leases	8,054

Total assets acquired	$120,968

Assuming the 2015 Acquisitions described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

	Three Months Ended March 31,
	2015	2014
Pro forma basis:
Revenues	$53,640	$39,662
Net income	$17,623	$12,346
Net income attributable to common stockholders	$16,009	$11,701
Net income per common share attributable to common stockholders:
Basic	$0.09	$0.08
Diluted	$0.09	$0.08

The pro forma information for the three months ended March 31, 2015 was adjusted to exclude $2,929,000 of acquisition expenses recorded during such periods. The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	March 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $25,564 and $21,105, respectively (with a weighted average remaining life of 14.9 years and 15.1 years, respectively)	$202,306	$198,710
Above-market leases, net of accumulated amortization of $619 and $529, respectively (with a weighted average remaining life of 11.2 years and 11.4 years, respectively)	3,027	3,118
Ground lease interest, net of accumulated amortization of $144 and $131, respectively (with a weighted average remaining life of 61.0 years and 61.2 years, respectively)	2,670	2,683

	$208,003	$204,511

The aggregate weighted average remaining life of the acquired intangible assets was 15.5 years and 15.6 years as of March 31, 2015 and December 31, 2014, respectively.

Note 5—Other Assets

Other assets consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $5,430 and $4,532, respectively	$10,299	$11,172
Lease commissions, net of accumulated amortization of $70 and $54, respectively	629	394
Investments in unconsolidated partnerships	104	106
Tenant receivable, net of allowances for doubtful accounts of $578 and $0, respectively	2,619	3,361
Straight-line rent receivable	31,333	25,566
Restricted cash held in escrow	13,625	13,382
Real estate escrow deposits	421	250
Restricted cash	949	734
Derivative assets	47	273
Prepaid and other assets, net of allowances for doubtful accounts of $903 and $0, respectively	3,318	2,189

	$63,344	$57,427

Note 6—Real Estate-Related Notes Receivables

As of March 31, 2015, the Company had investments in two real estate-related notes receivables, which are loans made that the Company intends to hold to maturity. Accordingly, real estate-related notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the real estate-related notes receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the real estate-related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in real estate-related notes receivables interest income in the accompanying condensed consolidated statements of comprehensive income. Real estate-related notes receivables interest income for the three months ended March 31, 2015 and 2014 was $139,000 and $1,151,000, respectively. As of March 31, 2015, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 12.0% per annum and a weighted average interest rate of 8.2% per annum.

Real estate-related notes receivables consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands):

			Outstanding Balance as of
Real Estate-Related Notes Receivables	Interest Rate	Maturity Date	March 31, 2015	December 31, 2014
Medistar Loan (1)	8.0%	(2)	$9,500	$9,500
MM Peachtree Holdings (3)	12.0%	12/31/21	514	514
Landmark Loan (4)	9.0%	12/17/15	—	13,521

			$10,014	$23,535

(1)	As of March 31, 2015, an affiliate of the Company had an option to purchase the respective property under construction when the construction is completed.
(2)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) April 30, 2015. See Note 17—“Subsequent Events” for a modification of the Medistar Loan.
(3)	Unconsolidated Variable Interest Entity, or VIE. The maximum exposure to loss related to the Company’s variable interest in unconsolidated VIEs is limited to the outstanding balances of the respective real estate-related notes receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.
(4)	On January 15, 2015, in connection with the acquisition of the Landmark Hospital of Savannah, located in Savannah, Georgia, the Company applied the outstanding balance to reduce the cash paid at acquisition.

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized costs basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the three months ended March 31, 2015 and 2014. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of March 31, 2015 and December 31, 2014.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2015	$125,291
2016	168,968
2017	171,724
2018	175,024
2019	178,288
Thereafter	1,685,131

$2,504,426

Note 8—Notes Payable and Unsecured Credit Facility

The Company’s debt outstanding as of March 31, 2015 and December 31, 2014 consisted of the following (amounts in thousands):

	March 31, 2015	December 31, 2014
Notes payable:
Fixed rate notes payable	$133,505	$134,271
Variable rate notes payable fixed through interest rate swaps	241,603	206,162
Variable rate notes payable	150,094	150,476

Total notes payable	525,202	490,909

Unsecured credit facility:
Revolving line of credit	150,000	—
Term loan	75,000	75,000

Total unsecured credit facility	225,000	75,000

Total debt outstanding	$750,202	$565,909

Significant loan activity since December 31, 2014, excluding scheduled principal payments, includes:

•	The Company exercised its option to draw an additional $37,000,000 under a certain note payable with a variable interest rate at the 30-day London interbank offered rate, plus 225 basis points with a maturity date of February 26, 2019, or the Loan. Coincident with the Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the Loan at 3.7% per annum.

•	The Company made a draw of $150,000,000 on its revolving line of credit.

•	As of March 31, 2015, the total unencumbered pool availability under the credit facility was $365,000,000 and the aggregate unencumbered pool availability was $140,000,000.

•	As of March 31, 2015, the Company had 6 variable rate notes payable that were fixed through interest rate swaps.

The principal payments and balloon payments due on the notes payable and the unsecured credit facility for the nine months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments (1)	Total Amount
Nine months ending December 31, 2015	$8,135	$—	$8,135
2016	10,859	13,442	24,301
2017	10,231	330,024	340,255
2018	8,202	120,364	128,566
2019	3,548	194,235	197,783
Thereafter	2,540	48,622	51,162

	$43,515	$706,687	$750,202

(1)	Includes unsecured credit facility.

Note 9—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of March 31, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	March 31, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $12,514 and $10,721, respectively (with a weighted average remaining life of 17.5 years and 17.5 years, respectively)	$53,613	$55,406
Ground leasehold liabilities, net of accumulated amortization of $84 and $53, respectively (with a weighted average remaining life of 43.9 years and 44.1 years, respectively)	5,241	5,272

	$58,854	$60,678

The aggregate weighted average remaining life of intangible lease liabilities was 19.8 years as of March 31, 2015 and December 31, 2014.

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 11—Related-Party Transactions and Arrangements

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2015 and 2014, the Company incurred $2,419,000 and $2,882,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. During the three months ended March 31, 2015 and 2014, the Company paid $5,000 and $82,000, respectively, to the Advisor or its affiliates related to investments in real estate-related notes receivables.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2015 and 2014, the Advisor recognized $4,033,000 and $2,366,000, respectively, in gross asset management fees. For the three months ended March 31, 2015 and 2014, the Company paid to the Advisor $3,936,000 and $102,000, respectively, in asset management fees.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended March 31, 2015 and 2014, the Advisor allocated $275,000 and $435,000, respectively, in operating expenses on the Company’s behalf. For the three months ended March 31, 2015 and 2014, the Company reimbursed $267,000 and $468,000, respectively, in operating expenses to the Advisor.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. For the three months ended March 31, 2015 and 2014, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. For the three months ended March 31, 2015 and 2014, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2015 and 2014, the Company incurred $1,167,000 and $642,000, respectively, in property management fees to the Property Manager. For the three months ended March 31, 2015 and 2014, the Company paid $1,173,000 and $572,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of March 31, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	March 31, 2015	December 31, 2014
Carter/Validus Advisors, LLC and its affiliates	Acquisition costs	$3	$2
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	1,404	1,307
Carter Validus Real Estate Management Services, LLC	Property management fees	379	385
Carter/Validus Advisors, LLC and its affiliates	General and administrative costs	108	134
Carter/Validus Advisors, LLC and its affiliates	Loan advisory fees	—	5

		$1,894	$1,833

Note 12—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2015 and 2014.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, interest expense and interest income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Real estate-related notes receivables interest income, general and administrative expenses, change in fair value of contingent consideration, acquisition related expenses, asset management fees, depreciation and amortization, other income and interest expense are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, real estate-related notes receivables, the Preferred Equity Investment and other assets not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2015 and 2014, are as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$29,113	$22,270	$51,383
Expenses:
Rental and parking expenses	(5,060)	(2,524)	(7,584)

Segment net operating income	$24,053	$19,746	43,799

Revenue:
Real estate-related notes receivables interest income			139
Expenses:
General and administrative expenses			(1,409)
Change in fair value of contingent consideration			(150)
Acquisition related expenses			(3,145)
Asset management fees			(4,033)
Depreciation and amortization			(15,783)

Income from operations			19,418
Other income (expense):
Other income			516
Interest expense			(6,306)

Net income			$13,628

	Data Centers	Healthcare	Three Months Ended March 31, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$16,025	$10,127	$26,152
Expenses:
Rental and parking expenses	(3,106)	(635)	(3,741)

Segment net operating income	$12,919	$9,492	22,411

Revenue:
Real estate-related notes receivables interest income			1,151
Expenses:
General and administrative expenses			(922)
Acquisition related expenses			(1,225)
Asset management fees			(2,366)
Depreciation and amortization			(8,267)

Income from operations			10,782
Other income (expense):
Other income			38
Interest expense			(4,189)

Net income			$6,631

Assets by reportable segments as of March 31, 2015 and December 31, 2014 are as follows (amounts in thousands):

	March 31, 2015	December 31, 2014
Assets by segment:
Data centers	$1,120,817	$1,130,131
Healthcare	1,064,067	933,257
All other	178,166	127,454

Total assets	$2,363,050	$2,190,842

Capital additions and acquisitions by reportable segments for the three months ended March 31, 2015 and 2014 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Capital additions and acquisitions by segment:
Data centers	$50	$19,513
Healthcare	120,069	103,721

Total capital additions and acquisitions	$120,119	$123,234

Note 13—Preferred Equity Investment

On March 11, 2015, the Company invested an aggregate amount of $101,637,000 in the Preferred Equity Investment. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $100,000,000, plus origination costs of $2,262,000, offset by commitment fees of $625,000. During the three months ended March 31, 2015, the Company recognized dividend income related to the Preferred Equity Investment of approximately $438,000.

Note 14—Fair Value

Real estate-related notes receivables— The estimated fair value of the real estate-related notes receivables was $10,014,000 and $23,421,000 as of March 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $10,014,000 and

$23,535,000 as of March 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Preferred Equity Investment— The carrying value of the Preferred Equity Investment was $101,637,000 as of March 31, 2015, which approximated its fair value.

Notes payable – Fixed Rate— The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $135,387,000 and $134,837,000 as of March 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $133,505,000 and $134,271,000 as of March 31, 2015 and December 31, 2014, respectively.

Notes payable – Variable— The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $239,301,000 and $208,889,000 as of March 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $241,603,000 and $206,162,000 as of March 31, 2015 and December 31, 2014, respectively. The carrying value of the notes payable – variable was $150,094,000 and $150,476,000 as of March 31, 2015 and December 31, 2014, respectively, which approximated its fair value.

KeyBank Credit Facility— The carrying value of the KeyBank Credit Facility – variable was $170,000,000 and $20,000,000, which approximated its fair value, as of March 31, 2015 and December 31, 2014, respectively. The estimated fair value of the KeyBank Credit Facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $51,154,000 and $50,505,000 as of March 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of March 31, 2015 and December 31, 2014, respectively.

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

The estimated fair value and the carrying value of the contingent consideration was $6,720,000 and $6,570,000 as of March 31, 2015 and December 31, 2014, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $6,720,000 in cash and a minimum payout of $0 as of March 31, 2015.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (amounts in thousands):

	March 31, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$47	$—	$47

Total assets at fair value	$—	$47	$—	$47

Liabilities:
Derivative liabilities	$—	$(3,794)	$—	$(3,794)
Contingent consideration obligations	—	—	(6,720)	(6,720)

Total liabilities at fair value	$—	$(3,794)	$(6,720)	$(10,514)

	December 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$273	$—	$273

Total assets at fair value	$—	$273	$—	$273

Liabilities:
Derivative liabilities	$—	$(1,808)	$—	$(1,808)
Contingent consideration obligations	—	—	(6,570)	(6,570)

Total liabilities at fair value	$—	$(1,808)	$(6,570)	$(8,378)

The following table provides a roll-forward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Liabilities:
Contingent consideration obligations:
Beginning balance	$6,570	$—
Additions to contingent consideration obligations	—	—
Total changes in fair value included in earnings	150	—

Ending balance	$6,720	$—

Unrealized (gains) losses still held (1)	$150	$—

(1)	Represents the unrealized losses or gains recorded in earnings or other comprehensive loss during the period for liabilities classified as Level 3 that are still held at the end of the period.

Note 15—Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2015, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2015 and 2014, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,913,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

See Note 14—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2015			December 31, 2014
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset (1)	(Liability) (2)		Asset (3)	(Liability) (4)

Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 08/03/2015	10/11/2017 to 07/11/2019	$296,603	$47	$(3,794)	$261,162	$273	$(1,808)

(1)	Of this amount, $47,000 related to controlling interests.
(2)	Of this amount, $(3,180,000) related to controlling interests and $(614,000) related to noncontrolling interests.
(3)	Of this amount, $273,000 related to controlling interests.
(4)	Of this amount, $(1,434,000) related to controlling interests and $(374,000) related to noncontrolling interests.

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

The table below summarizes the amount of gains or losses recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended March 31, 2015
Interest rate swaps	$(3,090)	Interest Expense	$(878)

Total	$(3,090)		$(878)

Three Months Ended March 31, 2014
Interest rate swaps	$(626)	Interest Expense	$(388)

Total	$(626)		$(388)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with credit-worthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $4,372,000. As of March 31, 2015, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2015 and December 31, 2014 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2015	$47	$—	$47	$—	$—	$47

December 31, 2014	$273	$—	$273	$—	$—	$273

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2015	$3,794	$—	$3,794	$—	$—	$3,794

December 31, 2014	$1,808	$—	$1,808	$—	$—	$1,808

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 16—Accumulated Other Comprehensive Loss

The following table presents a roll-forward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the three months ended March 31, 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(2,730)	(2,730)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	758	758

Other comprehensive loss	(1,972)	(1,972)

Balance as of March 31, 2015	$(3,133)	$(3,133)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$878	Interest expense

Note 17—Subsequent Events

Distributions Paid

On April 1, 2015, the Company paid aggregate distributions of $10,504,000 ($4,793,000 in cash and $5,711,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from March 1, 2015 through March 31, 2015. On May 1, 2015, the Company paid aggregate distributions of $10,204,000 ($4,781,000 in cash and $5,423,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from April 1, 2015 through April 30, 2015.

Distributions Declared

On May 7, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2015 and ending on August 31, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in June 2015, July 2015 and August 2015 will be paid in July 2015, August 2015 and September 2015, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Preferred Equity Investment

On April 1, 2015, the Company invested an additional $25,500,000 in the Preferred Equity Investment.

Medistar Loan

On April 27, 2015, the Company modified the Medistar Loan, or the Medistar Loan Modification, to extend the maturity date to the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) October 30, 2015. In accordance with the Medistar Loan Modification, if the interest payments due are not received prior to October 30, 2015, an additional amount of interest in the amount of $498,000 will be due and payable, calculated based on 8.0% of the outstanding principal amount of the loan from April 1, 2015 through July 31, 2015 and 10.0% thereafter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission, or the SEC, on March 26, 2015, or the 2014 Annual Report on Form 10-K.

The terms “we,” “our,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2014 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income producing commercial real estate. We may also invest in real estate related securities. We currently qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.

We ceased offering shares of common stock in our initial public offering of up to $1,746,875,000 in shares of common stock, or our Offering, on June 6, 2014. Upon completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). We will continue to issue shares of common stock under the DRIP Offering (as defined below) until such time as we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC or the DRIP Offering is terminated by our board of directors.

In addition, we registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with our Offering, our Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of March 31, 2015, we had issued approximately 177,271,000 shares of common stock in our Offerings for gross proceeds of $1,760,455,000, before share redemptions of $6,353,000 and offering costs, selling commissions and dealer manager fees of $174,626,000.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor will be eligible to receive fees during the liquidation stage of the Company.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2015, we had completed acquisitions of 48 real estate investments (including two real estate investments owned through consolidated partnerships) consisting of 77 properties, comprised of 87 buildings and parking facilities and approximately 5,958,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,101,603,000. As of March 31, 2015, we had invested in real estate-related notes receivables in the aggregate principal amount outstanding of $10,014,000 and we had invested an aggregate amount of $101,637,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private real estate corporation, or our Preferred Equity Investment.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2014 Annual Report on Form 10-K.

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

Segment Reporting

The Company reports its financial performance based on two reporting segments, commercial real estate investments in data centers and healthcare. See Note 12—“Segment Reporting” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of March 31, 2015 and 2014:

	March 31,
	2015	2014
Number of commercial operating real estate investments (1)	46	34
Leased rentable square feet	5,693,000	3,449,000
Weighted average percentage of rentable square feet leased	98%	100%

(1)	As of March 31, 2015, we owned 48 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Commercial operating real estate investments acquired	2	3
Approximate aggregate purchase price of acquired real estate investments	$120,968,000	$143,190,000
Leased rentable square feet	249,000	322,000

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue. Revenue increased $24.2 million, or 88.6%, to $51.5 million for the three months ended March 31, 2015, as compared to $27.3 million for the three months ended March 31, 2014. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $23.5 million, or 100.4%, net of tenant bad debt reserve of $0.6 million, to $46.9 million for the three months ended March 31, 2015, as compared to $23.4 million for the three months ended March 31, 2014, and tenant reimbursement revenue increased $1.8 million, or 66.7%, to $4.5 million for the three months ended March 31, 2015, as compared to $2.7 million for the three months ended March 31, 2014. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 46 operating real estate investments with leases in-place as of March 31, 2015, as compared to 34 operating real estate investments with leases in-place as of March 31, 2014. Real estate-related notes receivables interest income decreased $1.1 million, or 91.7%, to $0.1 million for the three months ended March 31, 2015, as compared to $1.2 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in real estate-related notes receivables interest income of $1.3 million, offset by a decrease in loan origination fees of $0.2 million, which related to a decrease in real estate-related notes receivables of $27.9 million to $10.0 million as of March 31, 2015, as compared to $37.9 million as of March 31, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $3.9 million, or 105.4%, to $7.6 million for the three months ended March 31, 2015, as compared to $3.7 million for the three months ended March 31, 2014. The increase was primarily due to owning 46 operating real estate investments with leases in-place as of March 31, 2015, coupled with payments made on behalf of a tenant for 2014 real estate taxes in the amount of $0.9 million, as compared to 34 operating real estate investments with leases in-place as of March 31, 2014, which resulted in increased utility costs of $0.6 million, increased real estate taxes of $1.5 million, increased property management fees of $1.1 million, increased administrative costs of $0.2 million and increased other rental and parking expenses of $0.5 million for such period.

General and Administrative Expenses. General and administrative expenses increased $0.5 million, or 55.6%, to $1.4 million for the three months ended March 31, 2015, as compared to $0.9 million for the three months ended March 31, 2014. The increase was primarily due to increased expenses associated with our transfer agent of $0.5 million. During the three months ended March 31, 2014, expenses associated with our transfer agent were reported in the statement of stockholders’ equity as offering costs while our Offering was still in effect.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.2 million, or 100%, to $0.2 million for the three months ended March 31, 2015. During the third quarter of 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through March 31, 2015, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses increased $1.9 million, or 158.3%, to $3.1 million for the three months ended March 31, 2015, as compared to $1.2 million for the three months ended March 31, 2014. The increase was primarily related to acquisition fees and expenses associated with the purchase of 2 real estate investments for an aggregate purchase price of $121.0 million acquired during the three months ended March 31, 2015, which were determined to be business combinations. For the three months ended March 31, 2014, acquisition fees and expenses related to the acquisitions of 2 real estate investments for an aggregate purchase price of $44.7 million, which were determined to be business combinations.

Asset Management Fees. Asset management fees increased $1.6 million, or 66.7%, to $4.0 million for the three months ended March 31, 2015, as compared to $2.4 million for the three months ended March 31, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $1,705.3 million as of March 31, 2015, as compared to $692.5 million as of March 31, 2014.

Depreciation and Amortization. Depreciation and amortization increased $7.5 million, or 90.4%, to $15.8 million for the three months ended March 31, 2015, as compared to $8.3 million for the three months ended March 31, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,538.3 million for the three months ended March 31, 2015, as compared to $627.8 million for the three months ended March 31, 2014.

Other Income. Other income increased $0.5 million, or 100.0%, to $0.5 million for the three months ended March 31, 2015. The increase was primarily due to an increase in dividend income of $0.5 million related to our Preferred Equity Investment.

Interest Expense. Interest expense increased $2.1 million, or 50.0%, to $6.3 million for the three months ended March 31, 2015, as compared to $4.2 million for the three months ended March 31, 2014. The increase was due to increased interest expense on notes payable and the KeyBank Credit Facility of $2.7 million and increased amortization expense of debt issue costs of $0.4 million, offset by capitalized interest of $1.0 million. The increase in interest expense on notes payable and the KeyBank Credit Facility of $2.7 million was due to an outstanding balance on notes payable in the amount of $525.2 million and an outstanding balance on the KeyBank Credit Facility of $225.0 million as of March 31, 2015, as compared to an outstanding balance on notes payable in the amount of $291.6 million and an outstanding balance on the KeyBank Credit Facility of $55.0 million as of March 31, 2014.

Organization and Offering Costs

We reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled $174,626,000, or 10.2%, of total gross offering proceeds which were $1,716,046,000.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 11—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Real Estate-Related Notes Receivables

We have invested, and may continue to invest, in real estate-related notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of March 31, 2015, we had investments in two real estate-related notes receivables, which represented loans held for investment and intended to be held to maturity. As of March 31, 2015, the aggregate balance on the investments in real estate-related notes receivables was $10,014,000. For a further discussion of investments in real estate-related notes receivables, see Note 6—“Real Estate-Related Notes Receivables” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Preferred Equity Investment

On March 11, 2015, we invested an aggregate amount of $101,637,000 in our Preferred Equity Investment. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $100,000,000, plus origination costs of $2,262,000, offset by commitment fees of $625,000. During the three months ended March 31, 2015, we recognized dividend income related to our Preferred Equity Investment of approximately $438,000.

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

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, for the payment of acquisition related costs, capital expenditures, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds from the remaining net proceeds from our Offering, the DRIP Offering and future proceeds from secured and unsecured financings to complete future real estate-related investments. As our Offering terminated on June 6, 2014, we expect to meet future cash needs for real estate-related investments from cash flows from operations and from debt financings. In addition, cash paid for distributions will be reduced due to the DRIP Offering. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, the remaining net proceeds from our Offering, the DRIP Offering, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and redemptions to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on the KeyBank Credit Facility (as defined below), proceeds from secured or unsecured borrowings from banks or other lenders, and reinvestments pursuant to the DRIP Offering.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, borrowing on the KeyBank Credit Facility (as defined below) and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $75.8 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2015, we had $2.6 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2015, we had approximately $74.5 million in cash and cash equivalents.

KeyBank Credit Facility

As of March 31, 2015, we had an aggregate outstanding balance of $225,000,000 under our unsecured credit facility with KeyBank National Association, or the KeyBank Credit Facility. As of March 31, 2015, we had an aggregate unencumbered pool availability under our KeyBank Credit Facility of $140,000,000. We believe we were in compliance with all financial covenant requirements as of March 31, 2015.

Cash Flows

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Operating Activities. During the three months ended March 31, 2015, net cash provided by operating activities increased $10.7 million, or 80.5%, to $24.0 million, as compared to $13.3 million for the three months ended March 31, 2014. The increase was primarily due to the operations of our property acquisitions, partially offset by increased operating expenses.

Investing Activities. Net cash used in investing activities increased $94.3 million, or 73.7%, to $222.3 million for the three months ended March 31, 2015, as compared to $128.0 million for the three months ended March 31, 2014. The increase was primarily due to our Preferred Equity Investment of $101.6 million.

Financing Activities. Net cash provided by financing activities decreased $99.0 million, or 38.3%, to $159.7 million for the three months ended March 31, 2015, as compared to $258.7 million for the three months ended March 31, 2014. The decrease was primarily due to a decrease in net proceeds from the issuance of common stock under our Offering of $305.3 million, partially offset by an increase in net borrowings on the KeyBank Credit Facility and notes payable of $190.8 million.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including proceeds from our Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties, offering proceeds raised in our Offering and the DRIP Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
Distributions paid in cash - common stockholders	$13,714,000		$6,716,000
Distributions reinvested (shares issued)	16,594,000		6,527,000

Total distributions	$30,308,000		$13,243,000

Source of distributions:
Cash flows provided by operations (1)	$13,714,000	45%	$6,716,000	51%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	16,594,000	55%	6,527,000	49%

Total sources	$30,308,000	100%	$13,243,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of March 31, 2015 were $10.5 million for common stockholders. These distributions were paid on April 1, 2015.

For the three months ended March 31, 2015, we paid and declared distributions of approximately $30.3 million to common stockholders including shares issued pursuant to the DRIP Offering, as compared to FFO (as defined below) for the three months ended March 31, 2015 of $26.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to March 31, 2015, see Note 17—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

As of March 31, 2015, we had approximately $750,202,000 of debt outstanding, of which $525,202,000 related to notes payable and $225,000,000 related to the KeyBank Credit Facility. See Note 8—“Notes Payable and Unsecured Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of March 31, 2015 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$2,771	$71,898	$7,962	$50,874	$133,505
Interest payments — fixed rate debt	6,298	11,851	6,388	5,513	30,050
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	5,764	46,199	244,640	—	296,603
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	12,608	26,674	10,602	—	49,884
Principal payments — variable rate debt	1,402	259,111	59,581	—	320,094
Interest payments — variable rate debt	5,542	11,312	2,036	—	18,890
Contingent consideration (3)	—	6,720	—	—	6,720
Capital expenditures	75,785	—	1,717	—	77,502

Total	$110,170	$433,765	$332,926	$56,387	$933,248

(1)	As of March 31, 2015, we had $296.6 million outstanding on notes payable and borrowings under the KeyBank Credit Facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2015, to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified operating objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $6.7 million in 2016.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 11—“Related-Party Transactions and Arrangements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.

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

We, along with the others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

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

Publicly registered, non-listed REITs, such as ours, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use the proceeds raised in our offering to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITS, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income, amortization of above and below-market leases, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive income and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

In addition, certain contemplated non-cash fair value and other non-cash adjustments are considered operating non-cash adjustments to net income in determining cash flows from operations in accordance with GAAP.

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

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operation performance and considered more prominently than the non-GAAP FFO and measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net income attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2015	2014
Net income attributable to common stockholders	$12,014	$5,986
Adjustments:
Depreciation and amortization - real estate	15,783	8,267
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(1,354)	(831)

FFO	$26,443	$13,422

Adjustments:
Acquisition related expenses (1)	$3,145	$1,225
Amortization of intangible assets and liabilities (2)	(1,734)	(963)
Change in fair value of contingent consideration	150	—
Straight-line rents (3)	(5,767)	(2,714)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	949 (4)	483 (5)

MFFO	$23,186	$11,453

Weighted average common shares outstanding - basic	176,117,122	86,518,155

Weighted average common shares outstanding - diluted	176,133,630	86,535,291

Net income per common share - basic	$0.07	$0.07

Net income per common share - diluted	$0.07	$0.07

FFO per common share - basic	$0.15	$0.16

FFO per common share - diluted	$0.15	$0.16

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $585,000 related to straight-line rents and $364,000 related to above and below-market leases.
(5)	Of this amount, $118,000 related to straight-line rents and $365,000 related to above and below-market leases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.

We have obtained variable rate debt financing to fund certain property acquisitions, and we are exposed to changes in the one-month London interbank offered rate. Our objectives in managing interest rate risks seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.

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

As of March 31, 2015, we had eight fixed rate notes payable in the aggregate amount of $133.5 million, five variable rate notes payable in the aggregate amount of $168.6 million that were fixed through interest rate swap agreements, two variable rate notes payable in the aggregate amount of $125.8 million, one note payable in the aggregate amount of $97.3 million, of which $73.0 million was fixed through an interest rate swap agreement and $24.3 million was variable rate and $225.0 million borrowed under the KeyBank Credit Facility, of which $55.0 million was fixed through interest rate swap agreements and $170.0 million was variable rate. As of March 31, 2015, the weighted average interest rate on notes payable and the KeyBank Credit Facility was 3.5%.

As of March 31, 2015, $320.1 million of the $750.2 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 1.7% per annum. As of March 31, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.6 million per year, assuming all of our derivatives remained effective hedges.

As of March 31, 2015, we had 12 interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $296.6 million and an aggregate settlement value of $(4.4) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2015, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps of $2.4 million. These interest rate swaps were designated as hedging instruments.

We do not have any foreign operations and thus we are not exposed to foreign currency fluctuations.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms, and that such information is accumulated and communicated to us, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and we necessarily were required to apply our judgement in evaluating whether the benefits of the controls and procedures that we adopt outweigh their costs.

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 26, 2015, except as noted below.

Distributions paid from sources other than our cash flow from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2015, our cash flows provided by operations of approximately $24.0 million was a shortfall of $6.3 million, or 20.8%, of our distributions paid (total distributions were approximately $30.3 million, of which $13.7 million was cash and $16.6 million was reinvested in shares of our common stock pursuant to the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offerings. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions paid (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We do not have any limits on the sources of funding distribution payments to our stockholders. We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our advisor, our advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements and offering proceeds. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. If we fund distributions from the proceeds of our Offerings, we will have less funds available for acquiring properties or real estate-related investments. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our investors’ ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the above-mentioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Use of Public Offering Proceeds

As of March 31, 2015, we had issued approximately 177.3 million shares of common stock in our Offerings for gross proceeds of $1,760.5 million out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.1 million in organization and offering costs and $52.4 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds, we acquired $2,101.6 million in real estate investments, $117.2 million in real estate-related notes receivables and $101.6 million in preferred equity investment.

Upon termination of our Offering on June 6, 2014, we had issued 172.6 million shares of common stock in our Offering for gross proceeds of $1,716.0 million.

Share Repurchase Program

Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31 of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended March 31, 2015, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
01/01/2015 - 01/31/2015	53,277	$9.74	53,277	$—
02/01/2015 - 02/28/2015	57,711	$9.70	57,711	$—
03/01/2015 - 03/31/2015	21,927	$9.49	21,927	$—

Total	132,915		132,915

During the three months ended March 31, 2015, we redeemed approximately $1,287,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the March 31, 2015 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: May 14, 2015	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2015	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (included as Exhibit 3.4 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Pre-Effective Registration Statement on Form S-11 (Commission File No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated April 14, 2014 attached to the Registrant’s Registration Statement on Form S-3, filed on April 14, 2014, and incorporated herein by reference)

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference)

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.