Form 10-Q
period 2015-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2015-08-13
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 11, 2015, there were approximately 179,252,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$173,467	$153,998
Buildings and improvements, less accumulated depreciation of $76,056 and $52,779, respectively ($86,592 and $87,850, respectively, related to VIE)	1,664,849	1,584,726
Construction in process	74,442	53,552
Acquired intangible assets, less accumulated amortization of $30,865 and $21,765, respectively ($10,490 and $11,314, respectively, related to VIE)	211,865	204,511

Total real estate, net ($101,362 and $103,444, respectively, related to VIE)	2,124,623	1,996,787
Cash and cash equivalents ($2,820 and $1,397, respectively, related to VIE)	31,496	113,093
Real estate-related notes receivables	10,014	23,535
Preferred equity investment	127,147	—
Other assets ($5,796 and $5,126, respectively, related to VIE)	79,368	57,427

Total assets	$2,372,648	$2,190,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($52,652 and $53,031, respectively, related to VIE)	$549,825	$490,909
Credit facility	208,000	75,000
Accounts payable due to affiliates ($29 and $17, respectively, related to VIE)	2,209	1,833
Accounts payable and other liabilities ($1,396 and $1,473, respectively, related to VIE)	34,453	31,829
Intangible lease liabilities, less accumulated amortization of $13,722 and $10,774, respectively ($13,463 and $14,445, respectively, related to VIE)	58,600	60,678

Total liabilities	853,087	660,249
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 179,095,108 and 175,561,681 shares issued, respectively; 178,239,048 and 175,038,055 shares outstanding, respectively	1,782	1,750
Additional paid-in capital	1,587,943	1,557,623
Accumulated distributions in excess of earnings	(132,926)	(100,273)
Accumulated other comprehensive loss	(1,997)	(1,161)

Total stockholders’ equity	1,454,802	1,457,939
Noncontrolling interests	64,759	72,654

Total equity	1,519,561	1,530,593

Total liabilities and stockholders’ equity	$2,372,648	$2,190,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2015 and 2014

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue:
Rental and parking revenue	$47,120	$29,391	$94,014	$52,801
Tenant reimbursement revenue	5,596	3,353	10,085	6,095
Real estate-related notes receivables interest income	216	1,280	355	2,431

Total revenue	52,932	34,024	104,454	61,327

Expenses:
Rental and parking expenses	7,099	4,580	14,683	8,321
General and administrative expenses	1,451	879	2,860	1,801
Change in fair value of contingent consideration	150	—	300	—
Acquisition related expenses	509	5,286	3,654	6,511
Asset management fees	4,533	3,094	8,566	5,460
Depreciation and amortization	16,445	10,006	32,228	18,273

Total expenses	30,187	23,845	62,291	40,366
Income from operations	22,745	10,179	42,163	20,961

Other income (expense):
Other income	2,603	162	3,119	200
Interest expense	(7,004)	(4,238)	(13,310)	(8,427)

Total other expense	(4,401)	(4,076)	(10,191)	(8,227)

Net income	18,344	6,103	31,972	12,734
Net income attributable to noncontrolling interests in consolidated partnerships	(1,580)	(640)	(3,194)	(1,285)

Net income attributable to common stockholders	$16,764	$5,463	$28,778	$11,449

Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$1,284	$(1,270)	$(928)	$(1,508)

Other comprehensive income (loss)	1,284	(1,270)	(928)	(1,508)
Other comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(148)	—	92	—

Other comprehensive income (loss) attributable to common stockholders	1,136	(1,270)	(836)	(1,508)

Comprehensive income	19,628	4,833	31,044	11,226
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,728)	(640)	(3,102)	(1,285)

Comprehensive income attributable to common stockholders	$17,900	$4,193	$27,942	$9,941

Weighted average number of common shares outstanding:
Basic	177,731,803	141,345,082	176,928,923	114,104,136

Diluted	177,746,071	141,369,156	176,944,475	114,129,241

Net income per common share attributable to common stockholders:
Basic	$0.09	$0.04	$0.16	$0.10

Diluted	$0.09	$0.04	$0.16	$0.10

Distributions declared per common share	$0.17	$0.17	$0.34	$0.34

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2015

(in thousands, except for share data)

(Unaudited)

	Common Stock		Additional	Accumulated Distributions	Accumulated Other	Total
	No. of Shares	Par Value	Paid in Capital	in Excess of Earnings	Comprehensive Loss	Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	3,527,427	35	33,476	—	—	33,511	—	33,511
Purchase of noncontrolling interests	—	—	—	—	—	—	(9,825)	(9,825)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,172)	(1,172)
Distributions declared to common stockholders	—	—	—	(61,431)	—	(61,431)	—	(61,431)
Other offering costs	—	—	(13)	—	—	(13)	—	(13)
Redemption of common stock	(332,434)	(3)	(3,188)	—	—	(3,191)	—	(3,191)
Stock-based compensation	—	—	45	—	—	45	—	45
Other comprehensive loss	—	—	—	—	(836)	(836)	(92)	(928)
Net income	—	—	—	28,778	—	28,778	3,194	31,972

Balance, June 30, 2015	178,239,048	$1,782	$1,587,943	$(132,926)	$(1,997)	$1,454,802	$64,759	$1,519,561

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2015 and 2014

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net income	$31,972	$12,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,228	18,273
Amortization of deferred financing costs	1,805	1,156
Amortization of above-market leases	194	80
Amortization of intangible lease liabilities	(2,948)	(2,039)
Amortization of real estate-related notes receivables origination costs and commitment fees	114	390
Provision for doubtful accounts	2,777	—
Straight-line rent	(11,461)	(6,590)
Stock-based compensation	45	41
Change in fair value of contingent consideration	300	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,614	2,312
Accounts payable due to affiliates	376	4,704
Other assets	(3,932)	(1,544)

Net cash provided by operating activities	53,084	29,517

Cash flows from investing activities:
Investment in real estate	(123,753)	(410,025)
Capital expenditures	(23,127)	(747)
Real estate deposits	140	(4,025)
Real estate-related notes receivables advances	(267)	(8,350)
Preferred equity investment	(127,147)	—
Investment in notes receivables	(10,000)	—
Origination costs net of commitment fees related to real estate-related notes receivables	—	(168)

Net cash used in investing activities	(284,154)	(423,315)

Cash flows from financing activities:
Proceeds from notes payable	64,305	91,466
Payments on notes payable	(5,389)	(2,643)
Proceeds from credit facility	160,000	20,000
Payments on credit facility	(27,000)	(97,000)
Payments of deferred financing costs	(72)	(3,789)
Repurchase of common stock	(3,191)	(1,151)
Offering costs on issuance of common stock	(13)	(94,727)
Distributions to stockholders	(28,071)	(16,567)
Proceeds from issuance of common stock	—	966,157
Payments to escrow funds	(996)	(1,003)
Collections of escrow funds	897	2,105
Purchase of noncontrolling interest in consolidated partnerships	(9,825)	—
Distributions to noncontrolling interests in consolidated partnerships	(1,172)	(1,395)

Net cash provided by financing activities	149,473	861,453

Net change in cash and cash equivalents	(81,597)	467,655
Cash and cash equivalents - Beginning of period	113,093	7,511

Cash and cash equivalents - End of period	$31,496	$475,166

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,314 and $531, respectively	$13,579	$7,426
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$33,511	$17,126
Net unrealized loss on interest rate swap	$(928)	$(1,508)
Real estate-related notes receivables converted to investment in real estate	$13,674	$20,000
Accrued contingent consideration	$—	$5,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and currently is treated and qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. The Company operates through two reportable segments—commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership.

As of June 30, 2015, the Company owned 48 real estate investments (including two real estate investments owned through consolidated partnerships), consisting of 79 properties located in 44 metropolitan statistical areas, or MSAs. As of June 30, 2015, the Company had investments in real estate-related notes receivables in the aggregate principal amount of $10,014,000 and the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private real estate corporation, or the Preferred Equity Investment, in an aggregate amount of $127,147,000.

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

In addition, the Company registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with the Offering, the Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of June 30, 2015, the Company had issued approximately 179,051,000 shares of common stock in the Offerings for gross proceeds of $1,777,372,000, before share redemptions of $8,257,000 and offering costs, selling commissions and dealer manager fees of $174,639,000.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Concentration of Credit Risk and Significant Leases

As of June 30, 2015, the Company had cash on deposit, including restricted cash, in several financial institutions which had deposits in excess of current federally insured levels totaling $43.6 million; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of June 30, 2015, the Company owned real estate investments in 44 MSAs, (including two real estate investments owned through consolidated partnerships), four of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA, the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 13.9%, 12.1%, 10.2% and 10.7%, respectively, of rental revenue for the six months ended June 30, 2015.

As of June 30, 2015, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 13.4% and 10.5%, respectively, of rental revenue for the six months ended June 30, 2015.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. During the six months ended June 30, 2015, the Company received valid redemption requests related to approximately 332,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $3,191,000 (an average of $9.61 per share). During the six months ended June 30, 2014, the Company received valid redemption requests related to approximately 120,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $1,151,000 (an average of $9.59 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended June 30, 2015 and 2014, diluted earnings per share reflect the effect of approximately 14,000 and 24,000, respectively, and for the six months ended June 30, 2015 and 2014, diluted earnings per share reflect the effect of approximately 16,000 and 25,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Preferred Equity Investment

The Company accounts for its Preferred Equity Investment as an asset under the cost method of accounting, as the Company exercises no influence over the investee. The Company recognizes dividends as other income in the condensed consolidated statements of comprehensive income.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-9, Revenue from Contracts with Customers, or ASU 2014-9. The objective of ASU 2014-9 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-9 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for fiscal years beginning after December 15, 2017, and interim periods within those years; however, early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is in the process of evaluating the impact ASU 2014-9 will have on the Company’s condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-2, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of Subtopic 810-10, Consolidation—Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-2 is permitted. The Company is in the process of evaluating the impact ASU 2015-2 will have on the Company’s condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-3, Interest—Imputation of Interest, or ASU 2015-3, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendment is effective for public business entities for periods beginning after December 15, 2015. The Company is in the process of evaluating the impact ASU 2015-3 will have on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the six months ended June 30, 2015, the Company completed the acquisition of two healthcare real estate investments, which were determined to be business combinations, for an aggregate purchase price of $137,427,000, plus closing costs, or the 2015 Acquisitions. The aggregate purchase price was settled net of the outstanding balance of real estate-related notes receivables due to the Company in the amount of $13,674,000, which reduced the total cash paid to $123,753,000. The Company funded the purchase price of the 2015 Acquisitions using net cash proceeds from the Offerings and its unsecured credit facility. The following table summarizes the 2015 Acquisitions:

Property Description	Date Acquired	Ownership Percentage
Landmark Hospital of Savannah	1/15/2015	100%
21st Century Oncology Portfolio (1)	3/31/2015; 04/20/2015	100%

(1)	Portfolio consists of 20 real estate properties, 18 of which were purchased on March 31, 2015 and two of which were purchased on April 20, 2015.

Results of operations for the 2015 Acquisitions are reflected in the accompanying condensed consolidated statements of comprehensive income for the six months ended June 30, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2015, the Company recognized $3,383,000 of revenues and a net loss of $1,940,000 for the 2015 Acquisitions. In addition, during the six months ended June 30, 2015, the Company incurred aggregate charges related to acquisition fees and costs of $3,467,000 in connection with the 2015 Acquisitions, which are included in the accompanying condensed consolidated statements of comprehensive income. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the six months ended June 30, 2015 and 2014, acquisition fees and expenses did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.

During the three months ended March 31, 2015, the Company had not completed its initial fair value purchase price allocation for the 21st Century Oncology Portfolio because it was still evaluating relevant market data. As of March 31, 2015, the Company recorded the initial fair value purchase price of the 21st Century Oncology Portfolio in land in the amount of $7,930,000, buildings and improvements in the amount of $87,586,000 and in-place leases in the amount of $5,241,000 in the condensed consolidated balance sheets. During the three months ended June 30, 2015, the Company completed the acquisition of the final two properties in the 21st Century Oncology Portfolio. The total aggregate purchase price of the 21st Century Oncology Portfolio was $117,216,000. As of June 30, 2015, the Company completed its fair value purchase price allocation for the 21st Century Oncology Portfolio and recorded the total aggregate purchase price as follows (amounts in thousands):

Total
Land	$17,489
Buildings and improvements	85,833
In-place leases	13,006
Tenant improvements	1,123
Above-market leases	635

Total assets acquired	118,086

Below-market leases	(870)

Total liabilities acquired	(870)

Net assets acquired	$117,216

As of June 30, 2015, the Company completed its fair value purchase price allocation for the Landmark Hospital of Savannah.

The following table summarizes the Company’s allocation of the fair value purchase price of the 2015 Acquisitions acquired during the six months ended June 30, 2015 (amounts in thousands):

Total
Land	$19,469
Buildings and improvements	101,251
In-place leases	15,819
Tenant improvements	1,123
Above-market leases	635

Total assets acquired	138,297

Below-market leases	(870)

Total liabilities acquired	(870)

Net assets acquired	$137,427

Assuming the 2015 Acquisitions described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Pro forma basis:
Revenues	$53,026	$43,245	$107,128	$83,363
Net income	$18,893	$16,318	$36,918	$28,931
Net income attributable to common stockholders	$17,313	$15,678	$33,724	$27,646
Net income per common share attributable to common stockholders:
Basic	$0.10	$0.10	$0.19	$0.19
Diluted	$0.10	$0.10	$0.19	$0.19

The pro forma information for the three and six months ended June 30, 2015 was adjusted to exclude $538,000 and $3,467,000, respectively, of acquisition expenses recorded during such periods. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	June 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $29,985 and $21,105, respectively (with a weighted average remaining life of 14.7 years and 15.1 years, respectively)	$205,649	$198,710
Above-market leases, net of accumulated amortization of $723 and $529, respectively (with a weighted average remaining life of 11.4 years and 11.4 years, respectively)	3,559	3,118
Ground lease interest, net of accumulated amortization of $157 and $131, respectively (with a weighted average remaining life of 60.8 years and 61.2 years, respectively)	2,657	2,683

	$211,865	$204,511

The aggregate weighted average remaining life of the acquired intangible assets was 15.2 years and 15.6 years as of June 30, 2015 and December 31, 2014, respectively.

Note 5—Other Assets

Other assets consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $6,337 and $4,532, respectively	$9,439	$11,172
Lease commissions, net of accumulated amortization of $96 and $54, respectively	1,110	394
Investments in unconsolidated partnerships	101	106
Tenant receivable, net of allowances for doubtful accounts of $1,874 and $0, respectively	2,851	3,361
Notes receivables	10,000	—
Straight-line rent receivable	37,027	25,566
Restricted cash held in escrow	13,481	13,382
Real estate escrow deposits	—	250
Restricted cash	534	734
Derivative assets	315	273
Prepaid and other assets, net of allowances for doubtful accounts of $903 and $0, respectively	4,510	2,189

	$79,368	$57,427

Note 6—Real Estate-Related Notes Receivables

As of June 30, 2015, the Company had investments in two real estate-related notes receivables, which are loans that the Company intends to hold to maturity. Accordingly, real estate-related notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the lives of the real estate-related notes receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the real estate-related note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in real estate-related notes receivables interest income in the accompanying condensed consolidated statements of comprehensive income. Real estate-related notes receivables interest income for the three months ended June 30, 2015 and 2014 was $216,000 and $1,280,000, respectively, and $355,000 and $2,431,000 for the six months ended June 30, 2015 and 2014, respectively. As of June 30, 2015, the Company had fixed rate notes receivables with interest rates ranging from 8.0% to 12.0% per annum and a weighted average interest rate of 8.2% per annum.

Real estate-related notes receivables consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands):

			Outstanding Balance as of
Real Estate-Related Notes Receivables	Interest Rate	Maturity Date	June 30, 2015	December 31, 2014
Medistar Loan	8.0%	(1)	$9,500	$9,500
MM Peachtree Holdings (2)	12.0%	12/31/2021	514	514
Landmark Loan (3)	9.0%	12/17/2015	—	13,521

			$10,014	$23,535

(1)	The Medistar Loan, previously known as the Walnut Hill Bridge Loan, matures upon the earlier to occur of: (i) the sale or refinancing of the property under construction for which proceeds from the loan were used and (ii) October 30, 2015. If interest payments are not received prior to October 30, 2015, an additional amount of interest in the amount of $498,000 will be due and payable, calculated based on 8.0% of the outstanding principal amount of the loan from April 1, 2015 through July 31, 2015 and 10.0% thereafter. On July 1, 2015, the borrower paid off the outstanding balance of the Medistar Loan. See Note 17—“Subsequent Events” for additional information.
(2)	Unconsolidated Variable Interest Entity, or VIE. The maximum exposure to loss related to the Company’s variable interest in the unconsolidated VIE is limited to the outstanding balance of the real estate-related note receivables. The Company may be subject to additional losses to the extent of any receivables relating to future funding.
(3)	On January 15, 2015, in connection with the acquisition of the Landmark Hospital of Savannah, located in Savannah, Georgia, the Company applied the outstanding balance to reduce the cash paid at acquisition.

The Company evaluates the collectability of both interest and principal on each real estate-related note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as underlying collateral and payment history. The Company does not intend to sell its investments in real estate-related notes receivables and it is not likely that the Company will be required to sell its investments in real estate-related notes receivables before recovery of their amortized cost basis, which may be at maturity. No impairment losses were recorded related to investments in real estate-related notes receivables for the three and six months ended June 30, 2015 and 2014. In addition, no allowances for uncollectability were recorded related to investments in real estate-related notes receivables as of June 30, 2015 and December 31, 2014.

Note 7—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2015	$83,297
2016	168,676
2017	171,431
2018	174,672
2019	176,995
Thereafter	1,666,806

$2,441,877

Note 8—Notes Payable and Unsecured Credit Facility

The Company’s debt outstanding as of June 30, 2015 and December 31, 2014 consisted of the following (amounts in thousands):

	June 30, 2015	December 31, 2014
Notes payable:
Fixed rate notes payable	$132,762	$134,271
Variable rate notes payable fixed through interest rate swaps	240,046	206,162
Variable rate notes payable	177,017	150,476

Total notes payable	549,825	490,909

Unsecured credit facility:
Revolving line of credit	133,000	—
Term loan	75,000	75,000

Total unsecured credit facility	208,000	75,000

Total debt outstanding	$757,825	$565,909

Significant loan and unsecured credit facility activities since December 31, 2014, excluding scheduled principal payments, include:

•	The Company exercised its option to draw an additional $37,000,000 under a certain note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 225 basis points with a maturity date of February 26, 2019, or the Loan. Coincident with the Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the Loan at 3.7% per annum.

•	The Company exercised its option to draw an additional $27,305,000 under a certain note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of December 10, 2018.

•	The Company made a draw of $160,000,000 on its revolving line of credit and paid down $27,000,000 on its revolving line of credit.

•	As of June 30, 2015, the total unencumbered pool availability under the credit facility was $352,000,000 and the remaining aggregate unencumbered pool availability was $144,000,000.

•	As of June 30, 2015, the Company had 6 variable rate notes payable that were fixed through interest rate swaps.

The principal payments and balloon payments due on the notes payable and the unsecured credit facility for the six months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments (1)	Total Amount
Six months ending December 31, 2015	$6,519	$—	$6,519
2016	13,009	13,441	26,450
2017	12,381	313,038	325,419
2018	10,277	140,313	150,590
2019	3,548	194,137	197,685
Thereafter	2,540	48,622	51,162

	$48,274	$709,551	$757,825

(1)	Includes unsecured credit facility.

Note 9—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of June 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	June 30, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $13,607 and $10,721, respectively (with a weighted average remaining life of 17.3 years and 17.5 years, respectively)	$53,390	$55,406
Ground leasehold liabilities, net of accumulated amortization of $115 and $53, respectively (with a weighted average remaining life of 43.6 years and 44.1 years, respectively)	5,210	5,272

	$58,600	$60,678

The aggregate weighted average remaining life of intangible lease liabilities was 19.6 years and 19.8 years as of June 30, 2015 and December 31, 2014, respectively.

Note 10—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 11—Related-Party Transactions and Arrangements

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended June 30, 2015 and 2014, the Company incurred $329,000 and $6,423,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred $2,748,000 and $9,305,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. During the three months ended June 30, 2015 and 2014, the Company incurred $0 and $75,000, respectively, and during the six months ended June 30, 2015 and 2014, the Company incurred $5,000 and $157,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate-related notes receivables. For both the three and six months ended June 30, 2015, the Company incurred $200,000 in acquisition fees to the Advisor or its affiliates related to notes receivables.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended June 30, 2015 and 2014, the Company incurred $4,533,000 and $3,094,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred $8,566,000 and $5,460,000, respectively, in asset management fees to the Advisor.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended June 30, 2015 and 2014, the Advisor allocated $290,000 and $436,000, respectively, and for the six months ended June 30, 2015 and 2014, the Advisor allocated $565,000 and $871,000, respectively, in operating expenses on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. For the three and six months ended June 30, 2015 and 2014, the Company did not incur a disposition fee or a subordinated sale fee to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. For the three and six months ended June 30, 2015 and 2014, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended June 30, 2015 and 2014, the Company incurred $1,279,000 and $750,000, respectively, and for the six months ended June 30, 2015 and 2014, the Company incurred $2,446,000 and $1,392,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	June 30, 2015	December 31, 2014
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	1,517	1,307
Carter Validus Real Estate Management Services, LLC	Property management fees	548	385
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	144	141

		$2,209	$1,833

Note 12—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and six months ended June 30, 2015 and 2014.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, change in fair value of contingent consideration, interest expense and interest income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

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

Summary information for the reportable segments during the three and six months ended June 30, 2015 and 2014, are as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$28,706	$24,010	$52,716
Expenses:
Rental and parking expenses	(5,380)	(1,719)	(7,099)

Segment net operating income	$23,326	$22,291	45,617

Revenue:
Real estate-related notes receivables interest income			216
Expenses:
General and administrative expenses			(1,451)
Change in fair value of contingent consideration			(150)
Acquisition related expenses			(509)
Asset management fees			(4,533)
Depreciation and amortization			(16,445)

Income from operations			22,745
Other income (expense):
Other income			2,603
Interest expense			(7,004)

Net income			$18,344

	Data Centers	Healthcare	Three Months Ended June 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$19,792	$12,952	$32,744
Expenses:
Rental and parking expenses	(3,875)	(705)	(4,580)

Segment net operating income	$15,917	$12,247	28,164

Revenue:
Real estate-related notes receivables interest income			1,280
Expenses:
General and administrative expenses			(879)
Acquisition related expenses			(5,286)
Asset management fees			(3,094)
Depreciation and amortization			(10,006)

Income from operations			10,179
Other income (expense):
Other income			162
Interest expense			(4,238)

Net income			$6,103

	Data Centers	Healthcare	Six Months Ended June 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$57,819	$46,280	$104,099
Expenses:
Rental and parking expenses	(10,440)	(4,243)	(14,683)

Segment net operating income	$47,379	$42,037	89,416

Revenue:
Real estate-related notes receivables interest income			355
Expenses:
General and administrative expenses			(2,860)
Change in fair value of contingent consideration			(300)
Acquisition related expenses			(3,654)
Asset management fees			(8,566)
Depreciation and amortization			(32,228)

Income from operations			42,163
Other income (expense):
Other income			3,119
Interest expense			(13,310)

Net income			$31,972

	Data Centers	Healthcare	Six Months Ended June 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$35,817	$23,079	$58,896
Expenses:
Rental and parking expenses	(6,981)	(1,340)	(8,321)

Segment net operating income	$28,836	$21,739	50,575

Revenue:
Real estate-related notes receivables interest income			2,431
Expenses:
General and administrative expenses			(1,801)
Acquisition related expenses			(6,511)
Asset management fees			(5,460)
Depreciation and amortization			(18,273)

Income from operations			20,961
Other income (expense):
Other income			200
Interest expense			(8,427)

Net income			$12,734

Assets by reportable segments as of June 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	June 30, 2015	December 31, 2014
Assets by segment:
Data centers	$1,112,047	$1,130,131
Healthcare	1,087,147	933,257
All other	173,454	127,454

Total assets	$2,372,648	$2,190,842

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2015 and 2014 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2015	2014
Capital additions and acquisitions by segment:
Data centers	$116	$257,663
Healthcare	146,764	153,109

Total capital additions and acquisitions	$146,880	$410,772

Note 13—Preferred Equity Investment

During the six months ended June 30, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the three and six months ended June 30, 2015, the Company recognized dividend income related to the Preferred Equity Investment of approximately $2,460,000 and $2,898,000, respectively.

Note 14—Fair Value

Real estate-related notes receivables— The estimated fair value of the real estate-related notes receivables was $10,014,000 and $23,421,000 as of June 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $10,014,000 and $23,535,000 as of June 30, 2015 and December 31, 2014, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Preferred Equity Investment— The carrying value of the Preferred Equity Investment was $127,147,000 as of June 30, 2015, which approximated its fair value.

Notes payable – Fixed Rate— The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $133,468,000 and $134,837,000 as of June 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $132,762,000 and $134,271,000 as of June 30, 2015 and December 31, 2014, respectively.

Notes payable – Variable— The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $242,051,000 and $208,889,000 as of June 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $240,046,000 and $206,162,000 as of June 30, 2015 and December 31, 2014, respectively. The carrying value of the notes payable – variable was $177,017,000 and $150,476,000 as of June 30, 2015 and December 31, 2014, respectively, which approximated its fair value.

Unsecured credit facility— The carrying value of the unsecured credit facility – variable was $153,000,000 and $20,000,000, which approximated its fair value, as of June 30, 2015 and December 31, 2014, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $51,114,000 and $50,505,000 as of June 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of June 30, 2015 and December 31, 2014, respectively.

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

The estimated fair value and the carrying value of the contingent consideration was $6,870,000 and $6,570,000 as of June 30, 2015 and December 31, 2014, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $6,870,000 in cash and a minimum payout of $0 as of June 30, 2015.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (amounts in thousands):

	June 30, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$315	$—	$315

Total assets at fair value	$—	$315	$—	$315

Liabilities:
Derivative liabilities	$—	$(2,778)	$—	$(2,778)
Contingent consideration obligations	—	—	(6,870)	(6,870)

Total liabilities at fair value	$—	$(2,778)	$(6,870)	$(9,648)

	December 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$273	$—	$273

Total assets at fair value	$—	$273	$—	$273

Liabilities:
Derivative liabilities	$—	$(1,808)	$—	$(1,808)
Contingent consideration obligations	—	—	(6,570)	(6,570)

Total liabilities at fair value	$—	$(1,808)	$(6,570)	$(8,378)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Liabilities:
Contingent consideration obligations:
Beginning balance	$6,720	$5,030	$6,570	$—
Additions to contingent consideration obligations	—	—	—	5,030
Total changes in fair value included in earnings	150	—	300	—

Ending balance	$6,870	$5,030	$6,870	$5,030

Unrealized losses still held (1)	$150	$—	$300	$—

(1)	Represents the unrealized losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

Note 15—Derivative Instruments and Hedging Activities

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for the Company making fixed rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2015, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2015 and 2014, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4,145,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

See Note 14—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				June 30, 2015			December 31, 2014
					Fair Value of			Fair Value of
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Asset (1)	(Liability) (2)	Outstanding Notional Amount	Asset (3)	(Liability) (4)
Interest rate swaps	Other assets /Accounts payable and other liabilities	10/12/2012 to 08/03/2015	10/11/2017 to 07/11/2019	$295,046	$315	$(2,778)	$261,162	$273	$(1,808)

(1)	Of this amount, $315,000 related to controlling interests.
(2)	Of this amount, $(2,312,000) related to controlling interests and $(466,000) related to noncontrolling interests.
(3)	Of this amount, $273,000 related to controlling interests.
(4)	Of this amount, $(1,434,000) related to controlling interests and $(374,000) related to noncontrolling interests.

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

The table below summarizes the amount of gains or losses recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location Of Income (Loss) Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended June 30, 2015
Interest rate swaps	$337	Interest Expense	$(947)

Total	$337		$(947)

Three Months Ended June 30, 2014
Interest rate swaps	$(1,828)	Interest Expense	$(558)

Total	$(1,828)		$(558)

Six Months Ended June 30, 2015
Interest rate swaps	$(2,753)	Interest Expense	$(1,825)

Total	$(2,753)		$(1,825)

Six Months Ended June 30, 2014
Interest rate swaps	$(2,454)	Interest Expense	$(946)

Total	$(2,454)		$(946)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $3,240,000. As of June 30, 2015, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2015 and December 31, 2014 (amounts in thousands):

Offsetting of Derivative
Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2015	$315	$—	$315	$(35)	$—	$280

December 31, 2014	$273	$—	$273	$—	$—	$273

Offsetting of Derivative
Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2015	$2,778	$—	$2,778	$(35)	$—	$2,743

December 31, 2014	$1,808	$—	$1,808	$—	$—	$1,808

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 16—Accumulated Other Comprehensive Loss

The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the six months ended June 30, 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(2,437)	(2,437)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	1,601	1,601

Other comprehensive loss	(836)	(836)

Balance as of June 30, 2015	$(1,997)	$(1,997)

The following table presents reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$1,825	Interest expense

Note 17—Subsequent Events

Distributions Paid

On July 1, 2015, the Company paid aggregate distributions of $10,258,000 ($4,653,000 in cash and $5,605,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from June 1, 2015 through June 30, 2015. On August 3, 2015, the Company paid aggregate distributions of $10,629,000 ($4,836,000 in cash and $5,793,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from July 1, 2015 through July 31, 2015.

Medistar Loan

On July 1, 2015, the borrower paid off the outstanding balance of $9,565,000 on the Medistar Loan, consisting of $9,500,000 principal and $65,000 in interest.

Bay Area Regional Medical Center

On July 8, 2015, the Company acquired the remaining noncontrolling interests in the Bay Area Regional Medical Center for a total cost of $102,475,000. As a result, the Bay Area Regional Medical Center became a wholly-owned property of the Company. In connection with the acquisition of the noncontrolling interests in the Bay Area Regional Medical Center, the borrower paid off the outstanding principal and accrued interest in the amount of $9,805,000 on the revolving credit agreement loan.

Distributions Declared

On August 6, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2015 and ending on November 30, 2015. The distributions will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in September 2015, October 2015 and November 2015 will be paid in October 2015, November 2015 and December 2015, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate. We may also invest in real estate-related investments that relate to such property types. We currently qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.

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

In addition, we registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with our Offering, our Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of June 30, 2015, we had issued approximately 179,051,000 shares of common stock in our Offerings for gross proceeds of $1,777,372,000, before share redemptions of $8,257,000 and offering costs, selling commissions and dealer manager fees of $174,639,000.

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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2015, we had completed acquisitions of 48 real estate investments (including two real estate investments owned through consolidated partnerships) consisting of 79 properties, comprised of 89 buildings and parking facilities and approximately 5,977,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,118,062,000. As of June 30, 2015, we had invested in real estate-related notes receivables in the aggregate principal amount outstanding of $10,014,000 and we had invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private real estate corporation, or our Preferred Equity Investment.

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

Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 12—“Segment Reporting” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of June 30, 2015 and 2014:

	June 30,
	2015	2014
Number of commercial operating real estate investments (1)	46	36
Leased rentable square feet	5,637,000	3,622,000
Weighted average percentage of rentable square feet leased	97%	96%

(1)	As of June 30, 2015, we owned 48 real estate investments, two of which were under construction. As of June 30, 2014, we owned 37 real estate investments, one of which was under construction.

The following table summarizes our real estate investment activity for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Commercial operating real estate investments acquired	—	2	2	5
Approximate aggregate purchase price of acquired real estate investments	$16,459,000	$243,130,000	$137,427,000	$386,320,000
Leased rentable square feet	19,000	173,000	268,000	495,000

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue. Revenue increased $18.9 million, or 55.6%, to $52.9 million for the three months ended June 30, 2015, as compared to $34.0 million for the three months ended June 30, 2014. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $17.7 million, or 60.2%, net of tenant bad debt reserve of $2.2 million, to $47.1 million for the three months ended June 30, 2015, as compared to $29.4 million for the three months ended June 30, 2014, and tenant reimbursement revenue increased $2.2 million, or 64.7%, to $5.6 million for the three months ended June 30, 2015, as compared to $3.4 million for the three months ended June 30, 2014. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 46 operating real estate investments with leases in-place as of June 30, 2015, coupled with annual rent escalations at our same store properties, as compared to 36 operating real estate investments with leases in-place as of June 30, 2014. Real estate-related notes receivables interest income decreased $1.1 million, or 84.6%, to $0.2 million for the three months ended June 30, 2015, as compared to $1.3 million for the three months ended June 30, 2014. The decrease was primarily due to a decrease in real estate-related notes receivables interest income of $1.1 million, due to a repayment in real estate-related notes receivables of $32.2 million to $10.0 million as of June 30, 2015, as compared to $42.2 million as of June 30, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $2.5 million, or 54.3%, to $7.1 million for the three months ended June 30, 2015, as compared to $4.6 million for the three months ended June 30, 2014. The increase was primarily due to owning 46 operating real estate investments with leases in-place as of June 30, 2015, as compared to owning 36 operating real estate investments with leases in-place as of June 30, 2014, which resulted in increased utility costs of $0.3 million, increased real estate taxes of $0.8 million, increased property management fees of $0.9 million, increased administrative costs of $0.3 million and increased other rental and parking expenses of $0.2 million for such period.

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 66.7%, to $1.5 million for the three months ended June 30, 2015, as compared to $0.9 million for the three months ended June 30, 2014. The increase was primarily due to increased expenses associated with our transfer agent of $0.6 million. During the three months ended June 30, 2014, expenses associated with our transfer agent were reported in the statement of stockholders’ equity as offering costs during the period we were selling shares of common stock pursuant to our Offering.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.2 million, or 100%, to $0.2 million for the three months ended June 30, 2015. During 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through June 30, 2015, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses decreased $4.8 million, or 90.6%, to $0.5 million for the three months ended June 30, 2015, as compared to $5.3 million for the three months ended June 30, 2014. The decrease was primarily related to acquisition fees and expenses associated with the purchase of two additional properties that were added to an existing portfolio for an aggregate purchase price of $16.5 million acquired during the three months ended June 30, 2015, which were determined to be business combinations. For the three months ended June 30, 2014, acquisition fees and expenses related to the acquisitions of two real estate investments for an aggregate purchase price of $243.1 million, which were determined to be business combinations.

Asset Management Fees. Asset management fees increased $1.4 million, or 45.2%, to $4.5 million for the three months ended June 30, 2015, as compared to $3.1 million for the three months ended June 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $1,857.0 million as of June 30, 2015, as compared to $823.6 million as of June 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased $6.4 million, or 64.0%, to $16.4 million for the three months ended June 30, 2015, as compared to $10.0 million for the three months ended June 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,737.3 million as of June 30, 2015, as compared to $781.6 million as of June 30, 2014.

Other Income. Other income increased $2.4 million, or 1,200.0%, to $2.6 million for the three months ended June 30, 2015, as compared to $0.2 million for the three months ended June 30, 2014. The increase was primarily due to an increase in dividend income of $2.5 million related to our Preferred Equity Investment.

Interest Expense. Interest expense increased $2.8 million, or 66.7%, to $7.0 million for the three months ended June 30, 2015, as compared to $4.2 million for the three months ended June 30, 2014. The increase was due to increased interest expense on notes payable and our unsecured credit facility of $3.2 million and increased amortization expense of debt issue costs of $0.3 million, offset by capitalized interest of $0.7 million. The increase in interest expense on notes payable and our unsecured credit facility of $3.2 million was due to an outstanding balance on notes payable in the amount of $549.8 million and an outstanding balance on our unsecured credit facility of $208.0 million as of June 30, 2015, as compared to an outstanding balance on notes payable in the amount of $290.0 million and an outstanding balance on our unsecured credit facility of $75.0 million as of June 30, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue. Revenue increased $43.2 million, or 70.5%, to $104.5 million for the six months ended June 30, 2015, as compared to $61.3 million for the six months ended June 30, 2014. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $41.2 million, or 78.0%, net of tenant bad debt reserve of $2.8 million, to $94.0 million for the six months ended June 30, 2015, as compared to $52.8 million for the six months ended June 30, 2014, and tenant reimbursement revenue increased $4.0 million, or 65.6%, to $10.1 million for the six months ended June 30, 2015, as compared to $6.1 million for the six months ended June 30, 2014. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to owning 46 operating real estate investments with leases in-place as of June 30, 2015, coupled with annual rent escalations at our same store properties, as compared to 36 operating real estate investments with leases in-place as of June 30, 2014. Real estate-related notes receivables interest income decreased $2.0 million, or 83.3%, to $0.4 million for the six months ended June 30, 2015, as compared to $2.4 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in real estate-related notes receivables interest income of $2.3 million, offset by a decrease in loan origination fees of $0.3 million, due to a repayment in real estate-related notes receivables of $32.2 million to $10.0 million as of June 30, 2015, as compared to $42.2 million as of June 30, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $6.4 million, or 77.1%, to $14.7 million for the six months ended June 30, 2015, as compared to $8.3 million for the six months ended June 30, 2014. The increase was primarily due to owning 46 operating real estate investments with leases in-place as of June 30, 2015, coupled with payments made on behalf of a tenant for 2014 real estate taxes in the amount of $0.9 million, as compared to owning 36 operating real estate investments with leases in-place as of June 30, 2014, which resulted in increased utility costs of $0.9 million, increased real estate taxes of $2.3 million, increased property management fees of $2.0 million, increased administrative costs of $0.5 million and increased other rental and parking expenses of $0.7 million for such period.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 61.1%, to $2.9 million for the six months ended June 30, 2015, as compared to $1.8 million for the six months ended June 30, 2014. The increase was primarily due to increased expenses associated with our transfer agent of $1.1 million. During the six months ended June 30, 2014, expenses associated with our transfer agent were reported in the statement of stockholders’ equity as offering costs during the period we were selling shares of common stock pursuant to our Offering.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.3 million, or 100%, to $0.3 million for the six months ended June 30, 2015. During 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through June 30, 2015, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses decreased $2.8 million, or 43.1%, to $3.7 million for the six months ended June 30, 2015, as compared to $6.5 million for the six months ended June 30, 2014. The decrease was primarily related to acquisition fees and expenses associated with the purchase of two real estate investments for an aggregate purchase price of $137.4 million acquired during the six months ended June 30, 2015, which were determined to be business combinations. For the six months ended June 30, 2014, acquisition fees and expenses related to the acquisitions of four real estate investments for an aggregate purchase price of $287.8 million, which were determined to be business combinations.

Asset Management Fees. Asset management fees increased $3.1 million, or 56.4%, to $8.6 million for the six months ended June 30, 2015, as compared to $5.5 million for the six months ended June 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $1,857.0 million as of June 30, 2015, as compared to $823.6 million as of June 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased $13.9 million, or 76.0%, to $32.2 million for the six months ended June 30, 2015, as compared to $18.3 million for the six months ended June 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,737.3 million as of June 30, 2015, as compared to $781.6 million as of June 30, 2014.

Other Income. Other income increased $2.9 million, or 1,450.0%, to $3.1 million for the six months ended June 30, 2015, as compared to $0.2 million for the six months ended June 30, 2014. The increase was primarily due to an increase in dividend income of $2.9 million related to our Preferred Equity Investment.

Interest Expense. Interest expense increased $4.9 million, or 58.3%, to $13.3 million for the six months ended June 30, 2015, as compared to $8.4 million for the six months ended June 30, 2014. The increase was due to increased interest expense on notes payable and our unsecured credit facility of $6.0 million and increased amortization expense of debt issue costs of $0.7 million, offset by capitalized interest of $1.8 million. The increase in interest expense on notes payable and our unsecured credit facility of $6.0 million was due to an outstanding balance on notes payable in the amount of $549.8 million and an outstanding balance on our unsecured credit facility of $208.0 million as of June 30, 2015, as compared to an outstanding balance on notes payable in the amount of $290.0 million and an outstanding balance on our unsecured credit facility of $75.0 million as of June 30, 2014.

Organization and Offering Costs

Prior to the termination of the Offering, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, the dealer manager fee and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled $174,626,000, or 10.2%, of total gross offering proceeds which were $1,716,046,000.

As of June 30, 2015, we incurred approximately $13,000 in other offering costs related to the DRIP Offering.

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

Real Estate-Related Notes Receivables

We have invested, and may continue to invest, in real estate-related notes receivables, including first mortgage loans, real estate-related bridge loans, construction loans and mezzanine loans. As of June 30, 2015, we had investments in two real estate-related notes receivables, which represented loans held for investment and intended to be held to maturity. As of June 30, 2015, the aggregate balance on the investments in real estate-related notes receivables was $10,014,000. For a further discussion of investments in real estate-related notes receivables, see Note 6—“Real Estate-Related Notes Receivables” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Preferred Equity Investment

During the six months ended June 30, 2015, we invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the three and six months ended June 30, 2015, we recognized dividend income related to our Preferred Equity Investment of approximately $2,460,000 and $2,898,000, respectively.

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases with tenants that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, for the payment of acquisition related costs, capital expenditures, operating expenses, distributions and redemptions to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds from the DRIP Offering and future proceeds from secured and unsecured financings to complete future real estate-related investments. As our Offering terminated on June 6, 2014, we expect to meet future cash needs for real estate-related investments from cash flows from operations, the DRIP Offering and debt financings. In addition, cash paid for distributions will be reduced due to the DRIP Offering. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, the DRIP Offering, borrowings on our unsecured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and redemptions to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our unsecured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders, and reinvestments pursuant to the DRIP Offering.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures, however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower than expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $82.6 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2015, we had $2.3 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2015, we had approximately $31.5 million in cash and cash equivalents. For the six months ended June 30, 2015, we had capital expenditures of $23.1 million related to two healthcare real estate investments that are currently under construction.

Unsecured Credit Facility

As of June 30, 2015, we had an aggregate outstanding balance of $208,000,000 under our unsecured credit facility. As of June 30, 2015, we had an aggregate unencumbered pool availability remaining under our unsecured credit facility of $144,000,000. We believe we were in compliance with all financial covenant requirements as of June 30, 2015.

Cash Flows

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Operating Activities. During the six months ended June 30, 2015, net cash provided by operating activities increased $23.6 million, or 80.0%, to $53.1 million, as compared to $29.5 million for the six months ended June 30, 2014. The increase was primarily due to the operations of our property acquisitions, partially offset by increased operating expenses.

Investing Activities. Net cash used in investing activities decreased $139.1 million, or 32.9%, to $284.2 million for the six months ended June 30, 2015, as compared to $423.3 million for the six months ended June 30, 2014. The decrease was primarily due to a decrease in investments in real estate of $286.2 million, partially offset by our Preferred Equity Investment of $127.1 million, our investment in notes receivables of $10.0 million and an increase in capital expenditures of $22.4 million.

Financing Activities. Net cash provided by financing activities totaled $149.5 million for the six months ended June 30, 2015. This was primarily due to proceeds of $224.3 million from notes payable and our unsecured credit facility. We also had cash outflows related to payments of notes payable and our unsecured credit facility of $32.4 million, paid distributions of $28.1 million to our stockholders, paid distributions of $1.2 million to noncontrolling interests and the purchase of noncontrolling interest in the amount of $9.8 million.

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

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering and the DRIP Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015		2014
Distributions paid in cash - common stockholders	$28,071,000		$16,567,000
Distributions reinvested (shares issued)	33,511,000		17,126,000

Total distributions	$61,582,000		$33,693,000

Source of distributions:
Cash flows provided by operations (1)	$28,071,000	46%	$16,567,000	49%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	33,511,000	54%	17,126,000	51%

Total sources	$61,582,000	100%	$33,693,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of June 30, 2015 were $10.3 million for common stockholders. These distributions were paid on July 1, 2015.

For the six months ended June 30, 2015, we paid and declared distributions of approximately $61.6 million to common stockholders including shares issued pursuant to the DRIP Offering, as compared to FFO (as defined below) for the six months ended June 30, 2015 of $58.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to June 30, 2015, see Note 17—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

As of June 30, 2015, we had approximately $757,825,000 of debt outstanding, of which $549,825,000 related to notes payable and $208,000,000 related to our unsecured credit facility. See Note 8—“Notes Payable and Unsecured Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2015 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$2,842	$71,376	$7,954	$50,590	$132,762
Interest payments — fixed rate debt	6,229	11,057	6,286	4,748	28,320
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	6,766	103,216	185,064	—	295,046
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	12,570	25,856	7,967	—	46,393
Principal payments — variable rate debt	2,395	264,356	63,266	—	330,017
Interest payments — variable rate debt	9,042	14,387	1,885	—	25,314
Contingent consideration (3)	—	6,870	—	—	6,870
Capital expenditures	82,647	—	1,719	—	84,366

Total	$122,491	$497,118	$274,141	$55,338	$949,088

(1)	As of June 30, 2015, we had $295.0 million outstanding on notes payable and borrowings under our unsecured credit facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2015 to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified operating objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $6.9 million in 2016.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements.

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

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations. The purchase of real estate assets and real estate-related investments, and the corresponding expenses associated with that process, is a key operational feature of our business plan in order to generate cash from operations. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as funds from operations, or FFO, which we believe is an appropriate supplemental measure to reflect the operating performance of a REIT. The use of FFO is recommended by the REIT industry as a supplemental performance measure. FFO is not equivalent to our net income as determined under GAAP.

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

The following is a reconciliation of net income attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income attributable to common stockholders	$16,764	$5,463	$28,778	$11,449
Adjustments:
Depreciation and amortization	16,445	10,006	32,228	18,273
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(1,333)	(831)	(2,687)	(1,662)

FFO	$31,876	$14,638	$58,319	$28,060

Adjustments:
Acquisition related expenses (1)	$509	$5,286	$3,654	$6,511
Amortization of intangible assets and liabilities (2)	(1,020)	(996)	(2,754)	(1,959)
Change in fair value of contingent consideration	150	—	300	—
Straight-line rents (3)	(5,694)	(3,876)	(11,461)	(6,590)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	925 (4)	480 (5)	1,874 (6)	963 (7)

MFFO	$26,746	$15,532	$49,932	$26,985

Weighted average common shares outstanding - basic	177,731,803	141,345,082	176,928,923	114,104,136

Weighted average common shares outstanding - diluted	177,746,071	141,369,156	176,944,475	114,129,241

Net income per common share - basic	$0.09	$0.04	$0.16	$0.10

Net income per common share - diluted	$0.09	$0.04	$0.16	$0.10

FFO per common share - basic	$0.18	$0.10	$0.33	$0.25

FFO per common share - diluted	$0.18	$0.10	$0.33	$0.25

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
(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $560,000 related to straight-line rents and $365,000 related to above- and below-market leases.
(5)	Of this amount, $116,000 related to straight-line rents and $364,000 related to above- and below-market leases.
(6)	Of this amount, $1,145,000 related to straight-line rents and $729,000 related to above- and below-market leases.
(7)	Of this amount, $234,000 related to straight-line rents and $729,000 related to above- and below-market leases.

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

As of June 30, 2015, we had eight fixed rate notes payable in the aggregate amount of $132.8 million, four variable rate notes payable in the aggregate amount of $140.5 million that were fixed through interest rate swap agreements, two variable rate notes payable in the aggregate amount of $125.6 million, two notes payable in the aggregate amount of $150.9 million, of which $99.5 million was fixed through interest rate swap agreements and $51.4 million was variable rate and $208.0 million borrowed under our unsecured credit facility, of which $55.0 million was fixed through interest rate swap agreements and $153.0 million was variable rate. As of June 30, 2015, the weighted average interest rate on notes payable and our unsecured credit facility was 3.8%.

As of June 30, 2015, $330.0 million of the $757.8 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.6% per annum. As of June 30, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.7 million per year, assuming all of our derivatives remained effective hedges.

As of June 30, 2015, we had 14 interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $295.0 million and an aggregate settlement value of $(3.0) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2015, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps of $3.8 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2015, our cash flows provided by operations of approximately $53.1 million was a shortfall of $8.5 million, or 13.8%, of our distributions paid (total distributions were approximately $61.6 million, of which $28.1 million was cash and $33.5 million was reinvested in shares of our common stock pursuant to the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offerings. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions paid (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended June 30, 2015, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Use of Public Offering Proceeds

As of June 30, 2015, we had issued approximately 179.1 million shares of common stock in our Offerings for gross proceeds of $1,777.4 million out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.1 million in organization and offering costs and $52.9 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds, we acquired $2,118.1 million in real estate investments, $117.2 million in real estate-related notes receivables and $127.1 million in a preferred equity investment. In addition, we invested $42.6 million in expenditures for capital improvements related to certain real estate investments.

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

During the three months ended June 30, 2015, we fulfilled the following redemption requests pursuant to our share repurchase program:

Period	Total Number of Shares Redeemed	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Redeemed under the Program
04/01/2015 - 04/30/2015	59,928	$9.54	59,928	$—
05/01/2015 - 05/31/2015	67,080	$9.58	67,080	$—
06/01/2015 - 06/30/2015	72,511	$9.51	72,511	$—

Total	199,519		199,519

During the three months ended June 30, 2015, we redeemed approximately $1,904,000 of common stock, which represented all redemption requests received in good order and eligible for redemption through the June  30, 2015 redemption date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: August 13, 2015	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2015	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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