Form 10-Q
period 2015-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2015-11-16
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-54675

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	27-1550167
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4890 West Kennedy Blvd., Suite 650
Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)

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

As of November 16, 2015, there were approximately 180,703,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART I. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

(in thousands, except share data)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$173,467	$153,998
Buildings and improvements, less accumulated depreciation of $87,990 and $52,785, respectively ($86,106 and $87,850, respectively, related to VIE)	1,664,472	1,584,801
Construction in process	97,986	53,552
Acquired intangible assets, less accumulated amortization of $34,997 and $21,759, respectively ($10,078 and $11,314, respectively, related to VIE)	204,179	204,436

Total real estate, net ($100,464 and $103,444, respectively, related to VIE)	2,140,104	1,996,787
Cash and cash equivalents ($2,475 and $1,397, respectively, related to VIE)	41,380	113,093
Preferred equity investment	127,147	—
Real estate-related notes receivables	514	23,535
Other assets ($6,669 and $5,126, respectively, related to VIE)	90,500	57,427

Total assets	$2,399,645	$2,190,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($52,467 and $53,031, respectively, related to VIE)	$546,597	$490,909
Credit facility	283,000	75,000
Accounts payable due to affiliates ($71 and $17, respectively, related to VIE)	2,192	1,833
Accounts payable and other liabilities ($1,796 and $1,473, respectively, related to VIE)	55,498	31,829
Intangible lease liabilities, less accumulated amortization of $14,846 and $10,774, respectively ($12,972 and $14,445, respectively, related to VIE)	57,476	60,678

Total liabilities	944,763	660,249
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 180,911,195 and 175,561,681 shares issued, respectively; 179,810,937 and 175,038,055 shares outstanding, respectively	1,798	1,750
Additional paid-in capital	1,576,948	1,557,623
Accumulated distributions in excess of earnings	(150,989)	(100,273)
Accumulated other comprehensive loss	(6,494)	(1,161)

Total stockholders’ equity	1,421,263	1,457,939
Noncontrolling interests	33,619	72,654

Total equity	1,454,882	1,530,593

Total liabilities and stockholders’ equity	$2,399,645	$2,190,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2015 and 2014

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue:
Rental and parking revenue	$44,528	$38,486	$138,542	$91,287
Tenant reimbursement revenue	4,168	4,164	14,253	10,259
Real estate-related notes receivables interest income	18	(257)	373	2,174

Total revenue	48,714	42,393	153,168	103,720
Expenses:
Rental and parking expenses	6,409	6,108	21,092	14,429
General and administrative expenses	1,609	1,411	4,469	3,212
Change in fair value of contingent consideration	160	—	460	—
Acquisition related expenses	—	4,087	3,654	10,598
Asset management fees	4,708	4,078	13,274	9,538
Depreciation and amortization	16,369	13,002	48,597	31,275

Total expenses	29,255	28,686	91,546	69,052
Income from operations	19,459	13,707	61,622	34,668

Other income (expense):
Other income	2,709	277	5,828	477
Interest expense	(7,733)	(5,478)	(21,043)	(13,905)

Total other expense	(5,024)	(5,201)	(15,215)	(13,428)

Net income	14,435	8,506	46,407	21,240
Net income attributable to noncontrolling interests in consolidated partnerships	(863)	(1,152)	(4,057)	(2,437)

Net income attributable to common stockholders	$13,572	$7,354	$42,350	$18,803

Other comprehensive income (loss):
Unrealized (loss) income on interest rate swaps, net	$(4,031)	$782	$(4,959)	$(726)

Other comprehensive (loss) income	(4,031)	782	(4,959)	(726)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	14	—	106	—

Other comprehensive (loss) income attributable to common stockholders	(4,017)	782	(4,853)	(726)

Comprehensive income	10,404	9,288	41,448	20,514
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(849)	(1,152)	(3,951)	(2,437)

Comprehensive income attributable to common stockholders	$9,555	$8,136	$37,497	$18,077

Weighted average number of common shares outstanding:
Basic	179,270,022	172,914,286	177,717,870	133,908,958

Diluted	179,286,709	172,931,516	177,736,797	133,928,250

Net income per common share attributable to common stockholders:
Basic	$0.08	$0.04	$0.24	$0.14

Diluted	$0.08	$0.04	$0.24	$0.14

Distributions declared per common share	$0.18	$0.18	$0.52	$0.52

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2015

(in thousands, except for share data)

(Unaudited)

				Accumulated	Accumulated
	Common Stock		Additional	Distributions	Other	Total
	No. of	Par	Paid in	in Excess	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Value	Capital	of Earnings	Loss	Equity	Interests	Equity
Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593
Vesting of restricted stock	10,500	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	5,339,014	54	50,666	—	—	50,720	—	50,720
Purchase of noncontrolling interests	—	—	(25,811)	—	(480)	(26,291)	(40,933)	(67,224)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,053)	(2,053)
Distributions declared to common stockholders	—	—	—	(93,066)	—	(93,066)	—	(93,066)
Other offering costs	—	—	(82)	—	—	(82)	—	(82)
Redemption of common stock	(576,632)	(6)	(5,515)	—	—	(5,521)	—	(5,521)
Stock-based compensation	—	—	67	—	—	67	—	67
Other comprehensive loss	—	—	—	—	(4,853)	(4,853)	(106)	(4,959)
Net income	—	—	—	42,350	—	42,350	4,057	46,407

Balance, September 30, 2015	179,810,937	$1,798	$1,576,948	$(150,989)	$(6,494)	$1,421,263	$33,619	$1,454,882

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2015 and 2014

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net income	$46,407	$21,240
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,597	31,275
Amortization of deferred financing costs	2,794	1,893
Amortization of above-market leases	296	145
Amortization of intangible lease liabilities	(4,072)	(3,147)
Amortization of real estate-related notes receivables origination costs and commitment fees	114	1,167
Bad debt expense	6,497	—
Straight-line rent	(15,787)	(11,634)
Stock-based compensation	67	68
Change in fair value of contingent consideration	460	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,698	4,635
Accounts payable due to affiliates	359	8,949
Other assets	(9,136)	(1,244)

Net cash provided by operating activities	81,294	53,347

Cash flows from investing activities:
Investment in real estate	(123,753)	(952,950)
Capital expenditures	(44,178)	(13,074)
Real estate deposits, net	166	(1,560)
Real estate-related notes receivables advances	(267)	(14,644)
Collections of real estate-related notes receivables	9,500	27,500
Preferred equity investment	(127,147)	—
Investment in notes receivables	(11,000)	—
Origination costs net of commitment fees related to real estate-related notes receivables	—	(293)

Net cash used in investing activities	(296,679)	(955,021)

Cash flows from financing activities:
Proceeds from notes payable	64,305	191,466
Payments on notes payable	(8,617)	(4,913)
Proceeds from credit facility	235,000	20,000
Payments on credit facility	(27,000)	(97,000)
Payments of deferred financing costs	(2,415)	(7,047)
Repurchase of common stock	(5,521)	(2,837)
Offering costs on issuance of common stock	(82)	(94,938)
Distributions to stockholders	(42,407)	(30,312)
Proceeds from issuance of common stock	—	966,209
Payments to escrow funds	(2,152)	(12,137)
Collections of escrow funds	1,838	3,471
Purchase of noncontrolling interest in consolidated partnerships	(67,224)	—
Proceeds from noncontrolling interest in consolidated partnerships	—	39,914
Distributions to noncontrolling interests in consolidated partnerships	(2,053)	(2,470)

Net cash provided by financing activities	143,672	969,406

Net change in cash and cash equivalents	(71,713)	67,732
Cash and cash equivalents - Beginning of period	113,093	7,511

Cash and cash equivalents - End of period	$41,380	$75,243

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $3,739 and $1,362, respectively	$21,352	$12,491
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$50,720	$33,684
Net unrealized loss on interest rate swap	$(4,959)	$(726)
Real estate-related notes receivables converted to investment in real estate	$13,674	$20,000
Accrued contingent consideration	$—	$5,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2015

Note 1—Organization and Business Operations

Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. The Company operates through two reportable segments—commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership.

As of September 30, 2015, the Company owned 48 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 79 properties located in 44 metropolitan statistical areas, or MSAs. As of September 30, 2015, the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private real estate corporation, or the Preferred Equity Investment, in an aggregate amount of $127,147,000.

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

In addition, the Company registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with the Offering, the Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of September 30, 2015, the Company had issued approximately 180,863,000 shares of common stock in the Offerings for gross proceeds of $1,794,581,000, before share redemptions of $10,587,000 and offering costs, selling commissions and dealer manager fees of $174,708,000.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the generally accepted accounting principles in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

Concentration of Credit Risk and Significant Leases

As of September 30, 2015, the Company had cash on deposit, including restricted cash, in certain financial institutions which had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of September 30, 2015, the Company owned real estate investments in 44 MSAs, (including one real estate investment owned through a consolidated partnership), four of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA, the Atlanta-Sandy Springs-Roswell, Georgia MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 13.8%, 12.1%, 10.1% and 10.6%, respectively, of rental revenue for the nine months ended September 30, 2015.

As of September 30, 2015, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 13.2% and 10.4%, respectively, of rental revenue for the nine months ended September 30, 2015.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all redemptions during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, at its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. During the nine months ended September 30, 2015, the Company received valid redemption requests related to approximately 577,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $5,521,000 (an average of $9.57 per share). During the nine months ended September 30, 2014, the Company received valid redemption requests related to approximately 295,000 shares of common stock, all of which were redeemed in full for an aggregate purchase price of approximately $2,837,000 (an average of $9.62 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Diluted earnings per share reflect the effect of approximately 17,000 shares for the three months ended September 30, 2015 and 2014 and approximately 19,000 shares for the nine months ended September 30, 2015 and 2014 of non-vested shares of restricted common stock that were outstanding as of such period.

Preferred Equity Investment

The Company accounts for its Preferred Equity Investment as an asset under the cost method of accounting, as the Company exercises no influence over the investee. The Company recognizes dividends as other income in the condensed consolidated statements of comprehensive income.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. The Company is in the process of evaluating the impact ASU 2014-09 will have on the Company’s condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of ASC Subtopic 810-10, Consolidation—Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The Company is in the process of evaluating the impact ASU 2015-02 will have on the Company’s condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On August 18, 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Force Meeting (SEC Update), or ASU 2015-15, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company is in the process of evaluating the impact ASU 2015-03 and ASU 2015-15 will have on the Company’s condensed consolidated financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 requires that the acquirer recognize adjustments to the provisional amounts recorded in the reporting period when the adjustments are determined. The effects of adjustments (such as depreciation, amortization, or other income effects) to provisional amounts to periods after the acquisition date are included in the earnings of the current reporting period. The amendment is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. The Company is in the process of evaluating the impact ASU 2015-16 will have on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the nine months ended September 30, 2015, the Company completed the acquisition of two healthcare real estate investments, which were determined to be business combinations, for an aggregate purchase price of $137,427,000, plus closing costs, or the 2015 Acquisitions. The aggregate purchase price was settled net of the outstanding balance of real estate-related notes receivables due to the Company in the amount of $13,674,000, which reduced the total cash paid to $123,753,000. The Company funded the purchase price of the 2015 Acquisitions using net cash proceeds from the Offerings and its unsecured credit facility. The following table summarizes the 2015 Acquisitions:

Property Description	Date Acquired	Ownership Percentage
Landmark Hospital of Savannah	1/15/2015	100%
21st Century Oncology Portfolio (1)	3/31/2015; 04/20/2015	100%

(1)	Portfolio consists of 20 real estate properties, 18 of which were purchased on March 31, 2015 and two of which were purchased on April 20, 2015.

Results of operations for the 2015 Acquisitions are reflected in the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 30, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through September 30, 2015, the Company recognized $6,333,000 of revenues and a net loss of $463,000 for the 2015 Acquisitions. In addition, during the nine months ended September 30, 2015, the Company incurred aggregate charges related to acquisition fees and costs of $3,478,000 in connection with the 2015 Acquisitions, which are included in the accompanying condensed consolidated statements of comprehensive income. The total amount of all acquisition fees and expenses are limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the nine months ended September 30, 2015 and 2014, acquisition fees and expenses did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.

As of September 30, 2015, the Company completed its fair value purchase price allocation for the 2015 Acquisitions. The following table summarizes the Company’s allocation of the fair value purchase price of the 2015 Acquisitions acquired during the nine months ended September 30, 2015 (amounts in thousands):

Total
Land	$ 19,469
Buildings and improvements	101,251
In-place leases	15,819
Tenant improvements	1,123
Above-market leases	635

Total assets acquired	138,297

Below-market leases	(870)

Total liabilities acquired	(870)

Net assets acquired	$ 137,427

Assuming the 2015 Acquisitions described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Pro forma basis:
Revenues	$48,714	$47,489	$155,842	$130,852
Net income	$14,435	$14,993	$51,184	$43,912
Net income attributable to common stockholders	$13,572	$13,841	$47,127	$41,475
Net income per common share attributable to common stockholders:
Basic	$0.08	$0.08	$0.27	$0.26
Diluted	$0.08	$0.08	$0.27	$0.26

The pro forma information for the three and nine months ended September 30, 2015 was adjusted to exclude $0 and $3,478,000, respectively, of acquisition expenses recorded during such periods. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Consolidated Partnership

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

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net, which are included in real estate in the accompanying condensed consolidated balance sheets, consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	September 30, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $34,002 and $21,099, respectively (with a weighted average remaining life of 14.4 years and 15.1 years, respectively)	$198,078	$198,635
Above-market leases, net of accumulated amortization of $825 and $529, respectively (with a weighted average remaining life of 11.2 years and 11.4 years, respectively)	3,457	3,118
Ground lease interest, net of accumulated amortization of $170 and $131, respectively (with a weighted average remaining life of 60.6 years and 61.2 years, respectively)	2,644	2,683

	$204,179	$204,436

The aggregate weighted average remaining life of the acquired intangible assets was 15.0 years and 15.6 years as of September 30, 2015 and December 31, 2014, respectively.

Note 5—Other Assets

Other assets consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014

Deferred financing costs, net of accumulated amortization of $7,326 and $4,532, respectively	$10,793	$11,172

Lease commissions, net of accumulated amortization of $144 and $54, respectively	3,704	394

Investments in unconsolidated partnerships	99	106

Tenant receivable	4,248	3,361

Notes receivables	11,000	—

Straight-line rent receivable	41,353	25,566

Restricted cash held in escrow	13,696	13,382

Real estate escrow deposits	—	250

Restricted cash	661	734

Derivative assets	—	273

Prepaid and other assets	4,946	2,189

	$90,500	$57,427

Note 6—Future Minimum Rent

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investment in real estate assets under non-cancelable operating leases including optional renewal periods for which exercise is reasonably assured for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount

Three months ending December 31, 2015	$41,745

2016	171,576

2017	175,139

2018	178,500

2019	181,081

Thereafter	1,814,128

$2,562,169

Note 7—Notes Payable and Unsecured Credit Facility

The Company’s debt outstanding as of September 30, 2015 and December 31, 2014 consisted of the following (amounts in thousands):

	September 30, 2015	December 31, 2014
Notes payable:
Fixed rate notes payable	$132,010	$134,271
Variable rate notes payable fixed through interest rate swaps	371,106	206,162
Variable rate notes payable	43,481	150,476

Total notes payable	546,597	490,909

Unsecured credit facility:
Revolving line of credit	73,000	—
Term loan	210,000	75,000

Total unsecured credit facility	283,000	75,000

Total debt outstanding	$829,597	$565,909

Significant loan and unsecured credit facility activities since December 31, 2014, excluding scheduled principal payments, include:

•	The Company exercised its option to draw an additional $37,000,000 under a certain note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 225 basis points with a maturity date of February 26, 2019, or the AT&T California Data Center Loan. Coincident with the AT&T California Data Center Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the AT&T California Data Center Loan at 3.7% per annum.
•	The Company exercised its option to draw an additional $27,305,000 under a certain note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of December 10, 2018, or the AT&T Tennessee Data Center Loan. Coincident with the AT&T Tennessee Data Center Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the AT&T Tennessee Data Center Loan at 3.5% per annum.
•	The Company is required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include a cross-default provision to financial covenants in lease agreements with the Company’s tenants so a default in the financial covenant in the lease agreement is a default for the Company’s loan. As of September 30, 2015, the Company was in compliance with all such covenants and requirements, with the exception of two tenants. As of September 30, 2015, two of the Company’s tenants were in non-compliance with certain financial covenants in their respective lease agreements, which violated the covenants in the Company’s respective loan agreements. The lender waived compliance with these covenants for the quarter ended September 30, 2015. In the event the Company is not in compliance with these covenants in future periods and is unable to obtain a consent or waiver, the lender may choose to pursue remedies under the respective loan agreements, which could include, at the lender’s discretion, declaring the loans to be immediately due and payable and payment of termination fees and costs incurred by the lender, among other potential remedies. The Company and its lenders are working to modify certain financial covenants with respect to the Company’s tenants’ coverage ratios.
•	The Company made a draw of $235,000,000 on its unsecured credit facility and paid down $27,000,000 on its unsecured credit facility.
•	The Operating Partnership amended certain agreements related to its unsecured credit facility to add six new lenders and to increase the maximum commitments available under the unsecured credit facility from $365,000,000 to an aggregate of up to $475,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The new and existing lenders agreed to continue to make the loans on an unsecured basis. Subject to certain conditions, the unsecured credit facility can be increased to $500,000,000.
•	The Operating Partnership entered into an agreement to obtain an unsecured term loan facility in the aggregate principal amount of $135,000,000, with a maturity date of August 21, 2020. Subject to certain conditions, the unsecured term loan facility can be increased to $300,000,000. The unsecured term loan facility shall bear interest at per annum rates equal to, at the Operating Partnership’s option, either (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined by the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership.

•	As of September 30, 2015, the total unencumbered pool availability under the credit facility was $458,975,000 and the remaining aggregate unencumbered pool availability was $175,975,000.
•	As of September 30, 2015, the Company had 7 variable rate notes payable that were fixed through interest rate swaps.

The principal payments and balloon payments due on the notes payable and the unsecured credit facility for the three months ending December 31, 2015 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments (1)	Total Amount
Three months ending December 31, 2015	$3,278	$—	$3,278
2016	13,007	13,441	26,448
2017	12,378	253,052	265,430
2018	10,454	140,134	150,588
2019	3,548	194,143	197,691
Thereafter	2,540	183,622	186,162

	$45,205	$784,392	$829,597

(1)	Includes the unsecured credit facility.

Note 8—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of September 30, 2015 and December 31, 2014 (amounts in thousands, except weighted average life amounts):

	September 30, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $14,700 and $10,721, respectively (with a weighted average remaining life of 17.1 years and 17.5 years, respectively)	$52,297	$55,406
Ground leasehold liabilities, net of accumulated amortization of $146 and $53, respectively (with a weighted average remaining life of 43.4 years and 44.1 years, respectively)	5,179	5,272

	$57,476	$60,678

The aggregate weighted average remaining life of intangible lease liabilities was 19.4 years and 19.8 years as of September 30, 2015 and December 31, 2014, respectively.

Note 9—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 10—Related-Party Transactions and Arrangements

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended September 30, 2015 and 2014, the Company incurred $0 and $9,379,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred $2,748,000 and $18,684,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. During the three months ended September 30, 2015 and 2014, the Company incurred $0 and $136,000, respectively, and during the nine months ended September 30, 2015 and 2014, the Company incurred $5,000 and $293,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate-related notes receivables.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended September 30, 2015 and 2014, the Company incurred $4,708,000 and $4,078,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred $13,274,000 and $9,538,000, respectively, in asset management fees to the Advisor.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended September 30, 2015 and 2014, the Advisor allocated $376,000 and $410,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Advisor allocated $941,000 and $1,279,000, respectively, in operating expenses on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors will be paid to the Advisor. For the three and nine months ended September 30, 2015 and 2014, the Company did not incur a listing fee.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended September 30, 2015 and 2014, the Company incurred $1,139,000 and $936,000, respectively, and for the nine months ended September 30, 2015 and 2014, the Company incurred $3,585,000 and $2,328,000, respectively, in property management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Entity	Fee	September 30, 2015	December 31, 2014
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,575	$1,307
Carter Validus Real Estate Management Services, LLC	Property management fees	382	385
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	235	141

		$2,192	$1,833

Note 11—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare, and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and nine months ended September 30, 2015 and 2014.

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

Summary information for the reportable segments during the three and nine months ended September 30, 2015 and 2014, are as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$28,407	$20,289	$48,696
Expenses:
Rental and parking expenses	(4,847)	(1,562)	(6,409)

Segment net operating income	$23,560	$18,727	42,287

Revenue:
Real estate-related notes receivables interest income			18
Expenses:
General and administrative expenses			(1,609)
Change in fair value of contingent consideration			(160)
Acquisition related expenses			—
Asset management fees			(4,708)
Depreciation and amortization			(16,369)

Income from operations			19,459
Other income (expense):
Other income			2,709
Interest expense			(7,733)

Net income			$14,435

	Data Centers	Healthcare	Three Months Ended September 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$24,752	$17,898	$42,650
Expenses:
Rental and parking expenses	(5,123)	(985)	(6,108)

Segment net operating income	$19,629	$16,913	36,542

Revenue:
Real estate-related notes receivables interest expense			(257)
Expenses:
General and administrative expenses			(1,411)
Acquisition related expenses			(4,087)
Asset management fees			(4,078)
Depreciation and amortization			(13,002)

Income from operations			13,707
Other income (expense):
Other income			277
Interest expense			(5,478)

Net income			$8,506

	Data Centers	Healthcare	Nine Months Ended September 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$86,226	$66,569	$152,795
Expenses:
Rental and parking expenses	(15,287)	(5,805)	(21,092)

Segment net operating income	$70,939	$60,764	131,703

Revenue:
Real estate-related notes receivables interest income			373
Expenses:
General and administrative expenses			(4,469)
Change in fair value of contingent consideration			(460)
Acquisition related expenses			(3,654)
Asset management fees			(13,274)
Depreciation and amortization			(48,597)

Income from operations			61,622
Other income (expense):
Other income			5,828
Interest expense			(21,043)

Net income			$46,407

	Data Centers	Healthcare	Nine Months Ended September 30, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$60,569	$40,977	$101,546
Expenses:
Rental and parking expenses	(12,104)	(2,325)	(14,429)

Segment net operating income	$48,465	$38,652	87,117

Revenue:
Real estate-related notes receivables interest income			2,174
Expenses:
General and administrative expenses			(3,212)
Acquisition related expenses			(10,598)
Asset management fees			(9,538)
Depreciation and amortization			(31,275)

Income from operations			34,668
Other income (expense):
Other income			477
Interest expense			(13,905)

Net income			$21,240

Assets by reportable segments as of September 30, 2015 and December 31, 2014 are as follows (amounts in thousands):

	September 30, 2015	December 31, 2014
Assets by segment:
Data centers	$1,110,250	$1,130,131
Healthcare	1,115,858	933,257
All other	173,537	127,454

Total assets	$2,399,645	$2,190,842

Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2015 and 2014 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2015	2014
Capital additions and acquisitions by segment:
Data centers	$2,793	$438,539
Healthcare	178,812	547,485

Total capital additions and acquisitions	$181,605	$986,024

Note 12—Preferred Equity Investment

During the nine months ended September 30, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the three and nine months ended September 30, 2015, the Company recognized dividend income related to the Preferred Equity Investment of approximately $2,461,000 and $5,359,000, respectively.

Note 13—Fair Value

Preferred Equity Investment—The carrying value of the Preferred Equity Investment was $127,147,000 as of September 30, 2015, which approximated its fair value.

Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $132,700,000 and $134,837,000 as of September 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $132,010,000 and $134,271,000 as of September 30, 2015 and December 31, 2014, respectively.

Notes payable – Variable—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $366,062,000 and $208,889,000 as of September 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $371,106,000 and $206,162,000 as of September 30, 2015 and December 31, 2014, respectively. The carrying value of the notes payable – variable was $43,481,000 and $150,476,000 as of September 30, 2015 and December 31, 2014, respectively, which approximated its fair value.

Unsecured credit facility—The carrying value of the unsecured credit facility – variable was $228,000,000 and $20,000,000, which approximated its fair value, as of September 30, 2015 and December 31, 2014, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $51,422,000 and $50,505,000 as of September 30, 2015 and December 31, 2014, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of September 30, 2015 and December 31, 2014, respectively.

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

The estimated fair value and the carrying value of the contingent consideration was $7,030,000 and $6,570,000 as of September 30, 2015 and December 31, 2014, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $9,069,000 in cash and a minimum payout of $0 as of September 30, 2015.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—

Total assets at fair value	$—	$—	$—	$—

Liabilities:
Derivative liabilities	$—	$(6,494)	$—	$(6,494)
Contingent consideration obligations	—	—	(7,030)	(7,030)

Total liabilities at fair value	$—	$(6,494)	$(7,030)	$(13,524)

	December 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$273	$—	$273

Total assets at fair value	$—	$273	$—	$273

Liabilities:
Derivative liabilities	$—	$(1,808)	$—	$(1,808)
Contingent consideration obligations	—	—	(6,570)	(6,570)

Total liabilities at fair value	$—	$(1,808)	$(6,570)	$(8,378)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Liabilities:
Contingent consideration obligations:
Beginning balance	$6,870	$5,030	$6,570	$—
Additions to contingent consideration obligations	—	—	—	5,030
Total changes in fair value included in earnings	160	—	460	—

Ending balance	$7,030	$5,030	$7,030	$5,030

Unrealized losses still held (1)	$160	$—	$460	$—

(1)	Represents the unrealized losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

Note 14—Derivative Instruments and Hedging Activities

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2015, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2015 and 2014, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $4,257,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

See Note 13—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				September 30, 2015			December 31, 2014
					Fair Value of			Fair Value of
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Asset	(Liability) (1)	Outstanding Notional Amount	Asset (2)	(Liability) (3)
Interest rate swaps	Other assets /Accounts payable and other liabilities	10/12/2012 to 08/03/2015	10/11/2017 to 07/11/2019	$426,106	$—	$(6,494)	$261,162	$273	$(1,808)

(1)	Of this amount, $(6,494,000) related to controlling interests.
(2)	Of this amount, $273,000 related to controlling interests.
(3)	Of this amount, $(1,434,000) related to controlling interests and $(374,000) related to noncontrolling interests.

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

The table below summarizes the amount of gains or losses recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended September 30, 2015
Interest rate swaps	$(5,246)	Interest Expense	$(1,215)

Total	$(5,246)		$(1,215)

Three Months Ended September 30, 2014
Interest rate swaps	$(59)	Interest Expense	$(841)

Total	$(59)		$(841)

Nine Months Ended September 30, 2015
Interest rate swaps	$(7,999)	Interest Expense	$(3,040)

Total	$(7,999)		$(3,040)

Nine Months Ended September 30, 2014
Interest rate swaps	$(2,513)	Interest Expense	$(1,787)

Total	$(2,513)		$(1,787)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7,285,000. As of September 30, 2015, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2015	$—	$—	$—	$—	$—	$—

December 31, 2014	$273	$—	$273	$—	$—	$273

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2015	$6,494	$—	$6,494	$—	$—	$6,494

December 31, 2014	$1,808	$—	$1,808	$—	$—	$1,808

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 15—Accumulated Other Comprehensive Loss

The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the nine months ended September 30, 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(7,661)	(7,661)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	2,808	2,808

Other comprehensive loss	(4,853)	(4,853)
Purchase of noncontrolling interests	—	(480)

Balance as of September 30, 2015	$(6,014)	$(6,494)

The following table presents reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income	Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
Interest rate swap contracts	$3,040	Interest expense

Note 16—Subsequent Events

Distributions Paid

On October 1, 2015, the Company paid aggregate distributions of $10,348,000 ($4,716,000 in cash and $5,632,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from September 1, 2015 through September 30, 2015. On November 2, 2015, the Company paid aggregate distributions of $10,722,000 ($4,901,000 in cash and $5,821,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from October 1, 2015 through October 31, 2015.

Distributions Declared

On November 5, 2015, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2015 and ending on February 29, 2016. The distributions for December 2015 will be calculated based on 365 days in the calendar year and equal to $0.001917808 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions for January 2016 and February 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in December 2015, January 2016 and February 2016 will be paid in January 2016, February 2016 and March 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate. We may also invest in real estate-related investments that relate to such property types. We elected to be taxed, and currently qualify as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.

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

In addition, we registered $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the DRIP Offering, and collectively with our Offering, our Offerings, which was filed with the SEC on April 14, 2014 and automatically became effective with the SEC upon filing. As of September 30, 2015, we had issued approximately 180,863,000 shares of common stock in our Offerings for gross proceeds of $1,794,581,000, before share redemptions of $10,587,000 and offering costs, selling commissions and dealer manager fees of $174,708,000.

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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2015, we had completed acquisitions of 48 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 79 properties, comprised of 89 buildings and parking facilities and approximately 5,977,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,118,062,000. As of September 30, 2015, we had invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private real estate corporation, or our Preferred Equity Investment.

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

Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 11—“Segment Reporting” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of September 30, 2015 and 2014:

	September 30,
	2015	2014
Number of commercial operating real estate investments (1)	46	43
Leased rentable square feet	5,719,000	5,277,000
Weighted average percentage of rentable square feet leased	98%	98%

(1)	As of September 30, 2015, we owned 48 real estate investments, two of which were under construction. As of September 30, 2014, we owned 45 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Commercial operating real estate investments acquired	—	7	2	12
Approximate aggregate purchase price of acquired real estate investments	$—	$540,181,000	$137,427,000	$926,501,000
Leased rentable square feet	—	1,655,000	268,000	2,150,000

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue. Revenue increased $6.3 million, or 14.9%, to $48.7 million for the three months ended September 30, 2015, as compared to $42.4 million for the three months ended September 30, 2014. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $6.0 million, or 15.6%, net of tenant bad debt write-offs of $3.7 million, to $44.5 million for the three months ended September 30, 2015, as compared to $38.5 million for the three months ended September 30, 2014, and tenant reimbursement revenue was $4.2 million for both the three months ended September 30, 2015 and September 30, 2014. The increase in rental and parking revenue was primarily due to an increase in base rental income on 46 operating real estate investments with leases in-place as of September 30, 2015, partially offset by the write-off of bad debt related to the early lease termination at one property, coupled with annual rent escalations at our same store properties, as compared to 43 operating real estate investments with leases in-place as of September 30, 2014. During the three months ended September 30, 2015, we had one tenant vacate a property, which we replaced with a new tenant. Real estate-related notes receivables interest income increased $0.3 million, or 100.0%, to $0.0 million for the three months ended September 30, 2015, as compared to $(0.3) million for the three months ended September 30, 2014. The increase was primarily due to amortization of loan origination fees of $0.8 million, offset by real estate-related notes receivables interest income of $0.5 million.

Rental and Parking Expenses. Rental and parking expenses increased $0.3 million, or 4.9%, to $6.4 million for the three months ended September 30, 2015, as compared to $6.1 million for the three months ended September 30, 2014. The increase was primarily due to owning 46 operating real estate investments with leases in-place as of September 30, 2015, as compared to owning 43 operating real estate investments with leases in-place as of September 30, 2014, which resulted in increased real estate taxes and property management fees for such period.

General and Administrative Expenses. General and administrative expenses increased $0.2 million, or 14.3%, to $1.6 million for the three months ended September 30, 2015, as compared to $1.4 million for the three months ended September 30, 2014. The increase was primarily due to increased professional and legal fees of $0.1 million and increased other administrative expenses of $0.1 million.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.2 million, or 100%, to $0.2 million for the three months ended September 30, 2015. During 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through September 30, 2015, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses decreased $4.1 million, or 100.0%, to $0.0 million for the three months ended September 30, 2015, as compared to $4.1 million for the three months ended September 30, 2014. We did not acquire any real estate investments during the three months ended September 30, 2015. For the three months ended September 30, 2014, acquisition fees and expenses related to the acquisitions of four real estate investments for an aggregate purchase price of $181.8 million, which were determined to be business combinations.

Asset Management Fees. Asset management fees increased $0.6 million, or 14.6%, to $4.7 million for the three months ended September 30, 2015, as compared to $4.1 million for the three months ended September 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $2,092.0 million as of September 30, 2015, as compared to $1,074.9 million as of September 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased $3.4 million, or 26.2%, to $16.4 million for the three months ended September 30, 2015, as compared to $13.0 million for the three months ended September 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,837.4 million as of September 30, 2015, as compared to $1,035.6 million as of September 30, 2014.

Other Income. Other income increased $2.4 million, or 800.0%, to $2.7 million for the three months ended September 30, 2015, as compared to $0.3 million for the three months ended September 30, 2014. The increase was primarily due to an increase in dividend income related to our Preferred Equity Investment.

Interest Expense. Interest expense increased $2.2 million, or 40.0%, to $7.7 million for the three months ended September 30, 2015, as compared to $5.5 million for the three months ended September 30, 2014. The increase was due to increased interest expense on notes payable and our unsecured credit facility of $2.6 million and increased amortization expense of debt issue costs of $0.2 million, offset by increase in capitalized interest of $0.6 million. The increase in interest expense on notes payable and our unsecured credit facility of $2.6 million was due to an increase in outstanding balances on notes payable and our unsecured credit facility to $829.6 million as of September 30, 2015, as compared to an outstanding balance on notes payable and our unsecured credit facility of $462.7 million as of September 30, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue. Revenue increased $49.4 million, or 47.6%, to $153.2 million for the nine months ended September 30, 2015, as compared to $103.7 million for the nine months ended September 30, 2014. Revenue consisted of rental and parking revenue, tenant reimbursement revenue and real estate-related notes receivables interest income. Rental and parking revenue increased $47.2 million, or 51.7%, net of tenant bad debt write-offs of $6.5 million, to $138.5 million for the nine months ended September 30, 2015, as compared to $91.3 million for the nine months ended September 30, 2014, and tenant reimbursement revenue increased $4.0 million, or 38.8%, to $14.3 million for the nine months ended September 30, 2015, as compared to $10.3 million for the nine months ended September 30, 2014. The increase in rental and parking revenue and tenant reimbursement revenue was primarily due to an increase in base rental income on 46 operating real estate investments with leases in-place as of September 30, 2015, partially offset by the write-off of bad debt related to the early lease termination at one property, coupled with annual rent escalations at our same store properties, as compared to 43 operating real estate investments with leases in-place as of September 30, 2014. During the nine months ended September 30, 2015, we had one tenant vacate a property, which we replaced with a new tenant. Real estate-related notes receivables interest income decreased $1.8 million, or 81.8%, to $0.4 million for the nine months ended September 30, 2015, as compared to $2.2 million for the nine months ended September 30, 2014. The decrease was primarily due to real estate-related notes receivables interest income of $2.9 million, offset by amortization of loan origination fees of $1.1 million, due to a repayment in real estate-related notes receivables of $19.9 million to $0.5 million as of September 30, 2015, as compared to $20.4 million as of September 30, 2014.

Rental and Parking Expenses. Rental and parking expenses increased $6.7 million, or 46.5%, to $21.1 million for the nine months ended September 30, 2015, as compared to $14.4 million for the nine months ended September 30, 2014. The increase was primarily due to owning 46 operating real estate investments with leases in-place as of September 30, 2015, coupled with payments made on behalf of a tenant for 2014 real estate taxes in the amount of $0.9 million, as compared to owning 43 operating real estate investments with leases in-place as of September 30, 2014, which resulted in increased utility costs of $0.3 million, increased real estate taxes of $2.7 million, increased property management fees of $2.2 million, increased administrative costs of $0.6 million and increased other rental and parking expenses of $0.9 million for such period.

General and Administrative Expenses. General and administrative expenses increased $1.3 million, or 40.6%, to $4.5 million for the nine months ended September 30, 2015, as compared to $3.2 million for the nine months ended September 30, 2014. The increase was primarily due to increased expenses associated with our transfer agent of $1.2 million and increased professional and legal fees of $0.1 million. Prior to the completion of our Offering on June 6, 2014, expenses associated with our transfer agent were reported in the statement of stockholders’ equity as offering costs during the period we were selling shares of common stock pursuant to our Offering.

Change in fair value of contingent consideration. The change in fair value of contingent consideration increased $0.5 million, or 100%, to $0.5 million for the nine months ended September 30, 2015. During 2014, we purchased a property that may result in additional purchase price to be paid to the seller. Upon acquisition, we recorded contingent consideration in the amount of $6.2 million. The increase in contingent consideration represents the change in the estimated fair value of the contingent consideration from the time of acquisition through September 30, 2015, due to a change in the discount periods. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that the contingency will be met.

Acquisition Related Expenses. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses decreased $6.9 million, or 65.1%, to $3.7 million for the nine months ended September 30, 2015, as compared to $10.6 million for the nine months ended September 30, 2014. The decrease was primarily related to acquisition fees and expenses associated with the purchase of two real estate investments for an aggregate purchase price of $137.4 million acquired during the nine months ended September 30, 2015, which were determined to be business combinations. For the nine months ended September 30, 2014, acquisition fees and expenses related to the acquisitions of eight real estate investments for an aggregate purchase price of $469.6 million, which were determined to be business combinations.

Asset Management Fees. Asset management fees increased $3.8 million, or 40.0%, to $13.3 million for the nine months ended September 30, 2015, as compared to $9.5 million for the nine months ended September 30, 2014. The increase in asset management fees was attributable to an increase in the weighted average real estate-related investments of $2,092.0 million as of September 30, 2015, as compared to $1,074.9 million as of September 30, 2014.

Depreciation and Amortization. Depreciation and amortization increased $17.3 million, or 55.3%, to $48.6 million for the nine months ended September 30, 2015, as compared to $31.3 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in the weighted average depreciable basis of real estate properties to $1,837.4 million as of September 30, 2015, as compared to $1,035.6 million as of September 30, 2014.

Other Income. Other income increased $5.3 million, or 1,060.0%, to $5.8 million for the nine months ended September 30, 2015, as compared to $0.5 million for the nine months ended September 30, 2014. The increase was primarily due to an increase in dividend income related to our Preferred Equity Investment.

Interest Expense. Interest expense increased $7.1 million, or 51.1%, to $21.0 million for the nine months ended September 30, 2015, as compared to $13.9 million for the nine months ended September 30, 2014. The increase was due to increased interest expense on notes payable and our unsecured credit facility of $8.6 million and increased amortization expense of debt issue costs of $0.9 million, offset by an increase in capitalized interest of $2.4 million. The increase in interest expense on notes payable and our unsecured credit facility of $8.6 million was due to an increase in outstanding balances on notes payable and our unsecured credit facility to $829.6 million as of September 30, 2015, as compared to an outstanding balance on notes payable and our unsecured credit facility of $462.7 million as of September 30, 2014.

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

As of September 30, 2015, we incurred approximately $82,000 in other offering costs related to the DRIP Offering.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 10—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

Preferred Equity Investment

During the nine months ended September 30, 2015, we invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the three and nine months ended September 30, 2015, we recognized dividend income related to our Preferred Equity Investment of approximately $2,461,000 and $5,359,000, respectively.

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

We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include a cross-default provision to financial covenants in lease agreements with our tenants so a default in the financial covenant in the lease agreement is a default for our loan. As of September 30, 2015, we were in compliance with all such covenants and requirements, with the exception of two tenants.

As of September 30, 2015, two of our tenants were in non-compliance with certain financial covenants in their respective lease agreements, which violated the covenants in our respective loan agreements. The lender waived compliance with these covenants for the quarter ended September 30, 2015. In the event we are not in compliance with these covenants in future periods and are unable to obtain a consent or waiver, the lender may choose to pursue remedies under the respective loan agreements, which could include, at the lender’s discretion, declaring the loans to be immediately due and payable and payment of termination fees and costs incurred by the lender, among other potential remedies. We are working with our lenders to modify certain financial covenants with respect to our tenants’ coverage ratios.

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

Capital Expenditures

We estimate that we will require approximately $68.9 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2015, we had $2.3 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2015, we had approximately $41.4 million in cash and cash equivalents. For the nine months ended September 30, 2015, we had capital expenditures of $44.2 million that primarily related to two healthcare real estate investments that are currently under construction.

Unsecured Credit Facility

On August 21, 2015, our Operating Partnership amended certain agreements related to our unsecured credit facility to add six new lenders and to increase the maximum commitments available under our unsecured credit facility from $365,000,000 to an aggregate of up to $475,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to our Operating Partnership’s right to a 12-month extension, and a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to a 12-month extension. The new and existing lenders agreed to continue to make the loans on an unsecured basis. Subject to certain conditions, our unsecured credit facility can be increased to $500,000,000.

Additionally, on August 21, 2015, our Operating Partnership entered into an agreement to obtain an unsecured term loan facility in the aggregate principal amount of $135,000,000, with a maturity date of August 21, 2020. Subject to certain conditions, our unsecured term loan facility can be increased to $300,000,000. Our unsecured term loan facility shall bear interest at per annum rates equal to, at our Operating Partnership’s option, either (a) the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined by the overall leverage of our Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of our Operating Partnership.

As of September 30, 2015, we had an aggregate outstanding balance of $283,000,000 under our unsecured credit facility. As of September 30, 2015, we had an aggregate unencumbered pool availability remaining under our unsecured credit facility of $175,975,000. We believe we were in compliance with all financial covenant requirements as of September 30, 2015.

Cash Flows

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Operating Activities. During the nine months ended September 30, 2015, net cash provided by operating activities increased $28.0 million, or 52.5%, to $81.3 million, as compared to $53.3 million for the nine months ended September 30, 2014. The increase was primarily due to the operations of our property acquisitions, partially offset by increased operating expenses.

Investing Activities. During the nine months ended September 30, 2015, net cash used in investing activities decreased $658.3 million, or 68.9%, to $296.7 million, as compared to $955.0 million for the nine months ended September 30, 2014. The decrease was primarily due to a decrease in investments in real estate of $829.2 million, a decrease in real estate deposits of $1.8 million, a decrease in origination costs net of commitment fees related to real estate-related notes receivables of $0.3 million and a decrease in real estate-related notes receivables advances of $14.3 million, partially offset by our Preferred Equity Investment of $127.1 million, our investment in notes receivables of $11.0 million, a decrease in collections of notes receivables of $18.0 million and an increase in capital expenditures of $31.2 million.

Financing Activities. During the nine months ended September 30, 2015, net cash provided by financing activities was $143.7 million. This was primarily due to proceeds of $299.3 million from notes payable and our unsecured credit facility and collections of escrow funds of $1.8 million. We also had cash outflows related to payments of notes payable and our unsecured credit facility of $35.6 million, paid distributions of $42.4 million to our stockholders, paid distributions of $2.1 million to noncontrolling interests, paid $2.2 million to escrow funds, paid deferred financing costs of $2.4 million, repurchased common stock of $5.5 million and purchased the remaining noncontrolling interest in a consolidated partnership in the amount of $67.2 million. During the nine months ended September 30, 2014, net cash provided by financing activities was $969.4 million.

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

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering and the DRIP Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015		2014
Distributions paid in cash - common stockholders	$42,407,000		$30,312,000
Distributions reinvested (shares issued)	50,720,000		33,684,000

Total distributions	$93,127,000		$63,996,000

Source of distributions:
Cash flows provided by operations (1)	$42,407,000	46%	$30,312,000	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	50,720,000	54%	33,684,000	53%

Total sources	$93,127,000	100%	$63,996,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of September 30, 2015 were $10.3 million for common stockholders. These distributions were paid on October 1, 2015.

For the nine months ended September 30, 2015, we paid and declared distributions of approximately $93.1 million to common stockholders including shares issued pursuant to the DRIP Offering, as compared to FFO (as defined below) for the nine months ended September 30, 2015 of $87.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to September 30, 2015, see Note 16—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

As of September 30, 2015, we had approximately $829,597,000 of debt outstanding, of which $546,597,000 related to notes payable and $283,000,000 related to our unsecured credit facility. See Note 7—“Notes Payable and Unsecured Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2015 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$16,319	$57,445	$7,944	$50,302	$132,010
Interest payments — fixed rate debt	6,193	10,232	6,183	3,988	26,596
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	7,765	211,085	207,256	—	426,106
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	17,168	31,242	5,904	—	54,314
Principal payments — variable rate debt	1,411	96,373	173,697	—	271,481
Interest payments — variable rate debt	5,734	10,787	6,129	—	22,650
Contingent consideration (3)	—	7,030	—	—	7,030
Capital expenditures	68,914	—	1,720	—	70,634

Total	$123,504	$424,194	$408,833	$54,290	$1,010,821

(1)	As of September 30, 2015, we had $426.1 million outstanding on notes payable and borrowings under our unsecured credit facility that were fixed through the use of interest rate swap agreements.
(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2015 to calculate the debt payment obligations in future periods.
(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Our maximum cash payment under this arrangement is $9.1 million in 2016.

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—“Related-Party Transactions and Arrangements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income, amortization of above and below-market leases, adjustments related to contingent purchase price obligations, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

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

The following is a reconciliation of net income attributable to controlling interests, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Net income attributable to common stockholders	$13,572		$7,354		$42,350		$18,803
Adjustments:
Depreciation and amortization	16,369		13,002		48,597		31,275
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(876)		(1,294)		(3,563)		(2,956)

FFO	$29,065		$19,062		$87,384		$47,122

Adjustments:
Acquisition related expenses (1)	$—		$4,087		$3,654		$10,598
Amortization of intangible assets and liabilities (2)	(1,022)		(1,043)		(3,776)		(3,002)
Change in fair value of contingent consideration	160		—		460		—
Straight-line rents (3)	(4,326)		(5,044)		(15,787)		(11,634)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	484	(4)	828	(5)	2,358	(6)	1,791	(7)

MFFO	$24,361		$17,890		$74,293		$44,875

Weighted average common shares outstanding - basic	179,270,022		172,914,286		177,717,870		133,908,958

Weighted average common shares outstanding - diluted	179,286,709		172,931,516		177,736,797		133,928,250

Net income per common share - basic	$0.08		$0.04		$0.24		$0.14

Net income per common share - diluted	$0.08		$0.04		$0.24		$0.14

FFO per common share - basic	$0.16		$0.11		$0.49		$0.35

FFO per common share - diluted	$0.16		$0.11		$0.49		$0.35

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.
(4)	Of this amount, $120,000 related to straight-line rents and $364,000 related to above- and below-market leases.
(5)	Of this amount, $468,000 related to straight-line rents and $360,000 related to above- and below-market leases.
(6)	Of this amount, $1,265,000 related to straight-line rents and $1,093,000 related to above- and below-market leases.
(7)	Of this amount, $702,000 related to straight-line rents and $1,089,000 related to above- and below-market leases.

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

As of September 30, 2015, we had eight fixed rate notes payable in the aggregate amount of $132.0 million, six variable rate notes payable in the aggregate amount of $299.6 million that were fixed through interest rate swap agreements, one variable rate note payable in the aggregate amount of $19.7 million, one note payable in the aggregate amount of $95.3 million, of which $71.5 million was fixed through an interest rate swap agreement and $23.8 million was variable rate and $283.0 million borrowed under our unsecured credit facility, of which $55.0 million was fixed through interest rate swap agreements and $228.0 million was variable rate. As of September 30, 2015, the weighted average interest rate on notes payable and our unsecured credit facility was 3.8%.

As of September 30, 2015, $271.5 million of the $829.6 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.4% per annum. As of September 30, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.4 million per year, assuming all of our derivatives remained effective hedges.

As of September 30, 2015, we had 14 interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $426.1 million and an aggregate settlement value of $(7.3) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2015, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to $(0.9) million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2015, were effective, in all material respects, for the purposes stated above.

(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2015, our cash flows provided by operations of approximately $81.3 million was a shortfall of $11.8 million, or 12.7%, of our distributions paid (total distributions were approximately $93.1 million, of which $42.4 million was cash and $50.7 million was reinvested in shares of our common stock pursuant to the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offerings and borrowings. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions paid (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the DRIP Offering) during such period and such shortfall was paid from proceeds from our Offering. Additionally, we may in the future pay distributions from sources other than from our cash flow from operations. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On July 17, 2015, we granted an aggregate of 9,000 shares of common stock under our 2010 Restricted Share Plan to our independent directors in connection with such independent directors’ re-election to our board of directors. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2015.

Use of Public Offering Proceeds

As of September 30, 2015, we had issued approximately 180.9 million shares of common stock in our Offerings for gross proceeds of $1,794.6 million out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.2 million in organization and offering costs and $52.9 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds, we acquired $2,118.1 million in real estate investments, $117.2 million in real estate-related notes receivables and $127.1 million in a preferred equity investment. In addition, we invested $63.6 million in expenditures for capital improvements related to certain real estate investments.

Upon termination of our Offering on June 6, 2014, we had issued 172.6 million shares of common stock in our Offering for gross proceeds of $1,716.0 million.

Share Repurchase Program

Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with proceeds raised from the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended September 30, 2015, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2015 - 07/31/2015	112,728	$9.52	112,728	$—
08/01/2015 - 08/31/2015	72,870	$9.66	72,870	$—
09/01/2015 - 09/30/2015	58,600	$9.44	58,600	$—

Total	244,198		244,198

During the three months ended September 30, 2015, we redeemed approximately $2,330,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended September 30, 2015 repurchase date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: November 16, 2015	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2015	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (included as Exhibit 3.4 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

3.2	First Amendment to Articles of Amendment and Restatement (incorporated by reference to Registrant’s Current Report on Form 8-K filed on March 31, 2011)

3.3*	Second Articles of Amendment and Restatement

3.4	Bylaws of Carter Validus Mission Critical REIT, Inc. (incorporated by reference to Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on March 23, 2010, and incorporated herein by reference)

3.5*	Amended and Restated Bylaws of Carter Validus Mission Critical REIT, Inc.

3.4	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference)

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated April 14, 2014 attached to the Registrant’s Registration Statement on Form S-3, filed on April 14, 2014, and incorporated herein by reference)

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference)

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference)

10.1	First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.2	Term Loan Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, National Association, as documentation agent, and Bank of America, N.A., as co-syndication agent, and Suntrust Bank, as co-syndication agent, and Fifth Third Bank, as co-syndication agent, and KeyBanc Capital Markets, Inc., Capital One, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. as joint lead arrangers and joint book runners (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.3	Contribution Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the other subsidiary guarantors as identified therein (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.4	Unconditional Guaranty of Payment and Performance, dated August 21, 2015, from Carter Validus Mission Critical REIT, Inc., et al. for the benefit of KeyBank National Association (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.5	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Capital One, National Association (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.6	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Synovus Bank (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.7	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Eastern Bank (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.8	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to SunTrust Bank (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.9	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Bank of America, N.A. (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.10	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to KeyBank National Association (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.11	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A. (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.12	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Renasant Bank (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.13	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Hancock Bank (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.14	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Woodforest National Bank (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.15	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Fifth Third Bank (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.16	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Mega International Commercial Bank Co., Ltd. Silicon Valley Branch (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.17	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A. (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.18	Joinder Agreement, dated August 21, 2015, by DC-1650 UNION HILL ROAD, LLC, HC-800 EAST 68th STREET, LLC, HCP-RTS, LLC, HC-77-840 FLORA ROAD, LLC, HC-40055 BOB HOPE DRIVE, LLC, HC-58295 29 PALMS HIGHWAY, LLC, HC-8991 BRIGHTON LANE, LLC, HC-6555 CORTEZ, LLC, HC-601 REDSTONE AVENUE WEST, LLC, HC-2270 COLONIAL BLVD, LLC, HC-2234 COLONIAL BLVD, LLC, HC-1026 MAR WALT DRIVE NW, LLC, HC-7751 BAYMEADOWS RD. E., LLC, HC-1120 LEE BOULEVARD, LLC, HC-8625 COLLIER BLVD., LLC, HC-6879 US HIGHWAY 98 WEST, LLC, HC-7850 N. UNIVERSITY DRIVE, LLC, HC-#2 PHYSICIANS PARK DR., LLC, HC-52 NORTH PECOS ROAD, LLC, HC-6160 S. FORT APACHE ROAD, LLC, HC-187 SKYLAR DRIVE, LLC, HC-860 PARKVIEW DRIVE NORTH, UNITS A&B, LLC and HC-6310 HEALTH PKWY., UNITS 100 & 200, LLC to KeyBank National Association, as Agent (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.19	Form of Indemnification Agreement entered into between Carter Validus Mission Critical REIT, Inc. and each of the following persons as of August 26, 2015: John E. Carter, Lisa Drummond, Mario Garcia, Jr., Jonathan Kuchin, Randall Greene, Ronald Rayevich, Todd M. Sakow and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 26, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated September 9, 2015 (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 9, 2015 and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.