Form 10-K
period 2015-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2016-03-28
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on June 6, 2014. The last price paid to acquire a share in the Registrant’s primary offering was $10.00 per share of common stock. On November 16, 2015, the board of directors of the Registrant approved an estimated value per share of the Registrant’s common stock of $10.05 derived from the estimated value of the Registrant’s assets less the estimated value of the Registrant’s liabilities divided by the number of shares outstanding on a diluted basis, all as of September 30, 2015.

As of June 30, 2015, there were approximately 178,195,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $1,781,950,000, assuming a market value of $10.00 per share.

As of March 24, 2016, there were approximately 182,120,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

Documents Incorporated by Reference

Portions of Registrant’s proxy statement for the 2016 annual stockholders meeting, which is expected to be filed no later than April 29, 2016, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Carter Validus Mission Critical REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Securities Act and the Exchange Act, as applicable by law. Such statements include, in particular, statements about our plans, strategies and prospects, and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission, or the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report on Form 10-K, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

PART I

Item 1. Business.

The Company

Carter Validus Mission Critical REIT, Inc., or the Company, or we, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We operate through two reportable segments—commercial real estate investments in data centers and healthcare. As of December 31, 2015, we owned 48 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 79 properties located in 44 metropolitan statistical areas, or MSAs. As of December 31, 2015, the rentable space of these real estate investments were 98% leased. As of December 31, 2015, we also had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, or the Preferred Equity Investment.

We ceased offering shares of common stock in our initial public offering, or our Offering, on June 6, 2014. At the completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). We will continue to issue shares of common stock under the Second DRIP Offering (as defined below) until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC, or the Second DRIP Offering is terminated by our board of directors.

On April 14, 2014, we registered 10,526,315 shares of common stock with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the First DRIP Offering. On November 25, 2015, we registered an additional 10,473,946 shares of common stock for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-208201), or the Second DRIP Offering. We refer to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. As of December 31, 2015, we had issued approximately 182,659,000 shares of common stock in our Offerings for gross proceeds of $1,811,682,000, before share repurchases of $14,527,000 and offering costs, selling commissions and dealer manager fees of $174,775,000.

On November 16, 2015, our board of directors established an estimated value of our common stock, or NAV per share, calculated as of September 30, 2015, of $10.05 per share for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.

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

Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.

Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., our Operating Partnership and all majority-owned subsidiaries and controlled subsidiaries.

Key Developments during 2015 and Subsequent

•	During the year ended December 31, 2015, we acquired two real estate investments, consisting of 21 properties and 268,000 gross rental square feet of commercial space, for an aggregate purchase price of $137,427,000.

•	During the year ended December 31, 2015, we invested approximately $125,000,000 (plus costs) in shares of 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation.

•	On August 21, 2015, we amended certain agreements related to our unsecured credit facility with KeyBank National Association, or the KeyBank Credit Facility, to add six new lenders and to increase the maximum commitments available thereunder from $365,000,000 to an aggregate of up to $475,000,000 consisting of a $400,000,000 revolving line of credit and a $75,000,000 term loan. Subject to certain conditions, the KeyBank Credit Facility can be increased to $500,000,000.

•	On August 21, 2015, we entered into an agreement with KeyBank National Association to obtain an unsecured term loan facility, or the KeyBank Term Loan Facility, and collectively with the KeyBank Credit Facility, the Unsecured Credit Facility, in the aggregate principal amount of $135,000,000, with a maturity date of August 21, 2020. Subject to certain conditions, the KeyBank Term Loan Facility can be increased to $300,000,000.

•	As of December 31, 2015, we paid aggregate distributions, since inception, of approximately $251,790,000 ($118,392,000 in cash and $133,398,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings). Additionally, as of March 24, 2016, we paid aggregate distributions, since inception, of approximately $283,432,000 ($132,950,000 in cash and $150,482,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings).

•	As of March 24, 2016, we owned, through wholly-owned subsidiaries or through a consolidated partnership, a portfolio of 48 real estate investments consisting of 79 properties, located in 44 MSAs and comprising an aggregate of 5,996,000 gross rental square feet of commercial space. As of March 24, 2016, our properties were 98% leased.

•	As of March 24, 2016, we had $303,000,000 outstanding under the Unsecured Credit Facility.

Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.

Investment Objectives and Policies

Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, commercial real estate properties with a focus on the data center and healthcare sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

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

Investment Strategy

Primary Investment Focus

There is no limitation on the number, size or type of properties we may acquire. We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the data center and healthcare sectors located throughout the continental United States, preferably with long-term net leases to investment grade and other creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire, or securities in which we invest, may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. We have and may continue to invest in real estate-related debt and securities that meet our investment strategy and return criteria. The sizes of individual properties we purchase vary significantly, but we expect most of the properties we acquire in the future will continue to have a purchase price between $25 million and $200 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments.

Investing in Real Property

Our Advisor generally uses the following criteria to evaluate potential investment opportunities:

•	assets which we determine are important to the use of our tenants;

•	leased to tenants with acceptable credit profiles;

•	leased with terms of at least seven to ten years (on average if multi-tenant building), or otherwise have a strong likelihood of renewing; and

•	geographically diverse locations with good accessibility.

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

To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in the high-growth data center and healthcare sectors. Tenants of our properties are generally diversified between national, regional and local companies. We generally target properties with lease terms of 10 years or longer. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.

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

We have incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire properties without financing and later incur mortgage debt secured by one or more of such properties if favorable financing terms are available. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.

Creditworthy Tenants

In evaluating potential property acquisitions, we apply credit underwriting criteria to the existing tenants of such properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. We expect many of the tenants of our properties to be creditworthy national or regional companies with high net worth and high operating income. We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of December 31, 2015, we have not identified any material change in our tenants’ credit quality.

A tenant is considered creditworthy if it has a financial profile that our Advisor believes meets our criteria. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the proposed terms of the property acquisition, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and the terms at the time of the property acquisition.

Description of Leases

We acquire properties subject to existing leases with tenants. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges, in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that these properties will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.

A majority of our acquisitions have lease terms of ten years or longer at the time of the property acquisition. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do not consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease, unless we release that tenant from its obligations under the lease.

Investment Decisions

Our Advisor may purchase on our account, without the specific prior approval of our board of directors, any property with a purchase price of less than $15,000,000, so long as the investment in the property would not, if consummated, conflict with our investment guidelines or any restrictions on indebtedness and the consideration to be paid for such properties does not exceed the fair market value of such properties. Where the purchase price is equal to or greater than $15,000,000, investment decisions are made by our board of directors upon the recommendation of our Advisor.

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

Investing in and Originating Loans

We have originated and may continue to originate or acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages. We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.

Our underwriting process typically involves comprehensive financial, structural, operational and legal due diligence. We do not require an appraisal of the underlying property from a certified independent appraiser or for an investment in mortgage, bridge or mezzanine loans, except for investments in transactions with our directors, our Advisor or any of their affiliates. For each such appraisal obtained, we will maintain a copy of such appraisal in our records for at least five years and will make it available during normal business hours for inspection and duplication by any stockholder at such stockholder’s expense. In addition, we will seek to obtain a customary lender’s title insurance policy or commitment as to the priority of the mortgage or condition of the title.

We will not make or invest in mortgage, bridge or mezzanine loans on any one property if the aggregate amount of all mortgage, bridge or mezzanine loans outstanding on the property, including our borrowings, would exceed an amount equal to 85% of the appraised value of the property, as determined by our board of directors, including a majority of our independent directors, unless substantial justification exists, as determined by our board of directors, including a majority of our independent directors. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans in cases in which it believes there is a high probability of our foreclosure upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, in which the cost of the mortgage loan investment does not exceed the appraised value of the underlying property. Our board of directors may find such justification in connection with the purchase of mortgage, bridge or mezzanine loans that are in default where we intend to foreclose upon the property in order to acquire the underlying assets and, in respect of transactions with our affiliates, where the cost of the mortgage loan investment does not exceed the appraised value of the underlying property.

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

Investing in Real Estate Securities

We may invest in non-majority owned securities of both publicly-traded and private companies primarily engaged in real estate businesses, including REITs and other real estate operating companies, and securities issued by pass-through entities of which substantially all of the assets consist of qualifying assets or real estate-related assets. We may purchase the common stock, preferred stock, debt, or other securities of these entities or options to acquire such securities. However, any investment in equity securities (including any preferred equity securities) must be approved by a majority of directors, including a majority of independent directors, not otherwise interested in the transaction as being fair, competitive and commercially reasonable.

Acquisition Structure

We expect to acquire fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem it to be advantageous. Our focus is on acquiring commercial real estate predominantly in the data center and healthcare sectors, but we also may acquire other real property types, including office, industrial and retail properties.

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

Joint Ventures

We have entered into, and may enter into additional, joint ventures, partnerships and other co-ownership arrangements for the purpose of making investments. Some of the potential reasons to enter into a joint venture would be to acquire assets we could not otherwise acquire, to reduce our capital commitment to a particular asset, or to benefit from certain expertise a partner might have. In determining whether to invest in a particular joint venture, we evaluate the assets of the joint venture under the same criteria described elsewhere in this Annual Report on Form 10-K for the selection of our investments. In the case of a joint venture, we also evaluate the terms of the joint venture as well as the financial condition, operating capabilities and integrity of our partner or partners. We may enter into joint ventures with our directors, and our Advisor (or its affiliates) only if a majority of our board of directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

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

Disposition Policy

We intend to hold each asset we acquire for an extended period of time, generally three to seven years, or for the life of the Company. However, circumstances may arise that could result in the earlier or later sale of some of our assets. The determination of whether an asset will be sold or otherwise disposed of will be made after consideration of relevant factors, including prevailing economic conditions, specific real estate market conditions, tax implications for our stockholders, and other factors, with a view to achieving maximum capital appreciation. We cannot assure our stockholders that this objective will be realized. The requirements for us to maintain our qualification as a REIT for federal income tax purposes also will put some limits on our ability to sell assets after short holding periods.

The selling price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the “sales multiple” applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with sales of our properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by industry customs in the area in which the property being sold is located and the then-prevailing economic conditions.

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

If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income and net cash available for distribution to our stockholders.

Distribution Policy

Our board of directors began declaring distributions to our stockholders in July 2011, after we made our first real estate investment. The amount of distributions we pay to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for payment of distributions, our financial condition, capital expenditure requirements, annual distribution requirements needed to maintain our qualification as a REIT under the Code and restrictions imposed by our organizational documents and Maryland law.

We currently pay, and intend to continue to pay, monthly distributions to our stockholders. We currently calculate our monthly distributions on a daily record and declaration date. Because all of our operations are performed indirectly through our Operating Partnership, our ability to continue to pay distributions depends on our Operating Partnership’s ability to pay distributions to its partners, including to us. If we do not have enough cash from operations to fund distributions, we may borrow, issue additional securities or sell assets in order to fund distributions and have no limits on the amounts of distributions we may pay from such sources. In accordance with our organizational documents and Maryland law, we may not make distributions that would: (1) cause us to be unable to pay our debts as they become due in the usual course of business; (2) cause our total assets to be less than the sum of our total liabilities plus senior liquidation preferences, if any; or (3) jeopardize our ability to maintain our qualification as a REIT.

To the extent that distributions to our stockholders are paid out of our current or accumulated earnings and profits, such distributions are taxable as ordinary income. To the extent that our distributions exceed our current and accumulated earnings and profits, such amounts constitute a return of capital to our stockholders for federal income tax purposes, to the extent of their basis in their stock, and thereafter will constitute capital gain. All or a portion of a distribution to stockholders may be paid from borrowings in anticipation of future cash flow and thus, constitute a return of capital to our stockholders.

See Part II, Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions,” for further discussion on distribution rates approved by our board of directors.

Financing Strategies and Policies

We believe that utilizing borrowing is consistent with our objective of maximizing returns to our stockholders. Financing for acquisitions and investments may be obtained at the time an asset is acquired or an investment is made or at a later time. In addition, debt financing may be used from time to time for property improvements, tenant improvements, leasing commissions and other working capital needs. The form of our indebtedness will vary and could be long-term or short-term, secured or unsecured, or fixed-rate or floating rate.

We will not enter into interest rate swaps or caps, or similar hedging transactions or derivative arrangements for speculative purposes, but may do so in order to manage or mitigate our interest rate risk on variable rate debt.

We will not borrow from our Advisor, any member of our board of directors, or any of their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

Conflicts of Interest

We are subject to various conflicts of interest arising out of our relationship with our Advisor and its affiliates, including conflicts related to the arrangements pursuant to which our Advisor and its affiliates will be compensated by us. Our agreements and compensation arrangements with our Advisor and its affiliates were not determined by arm’s-length negotiations. Some of the potential conflicts of interest in our transactions with our Advisor and its affiliates, and the limitations on our Advisor adopted to address these conflicts, are described below.

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

Interests in Other Real Estate Programs

Affiliates of our Advisor act as executive officers of our Advisor and as directors and/or officers of Carter Validus Mission Critical REIT II, Inc., which is the other publicly registered, non-traded REIT currently offered, distributed and/or managed by affiliates of our Advisor. Affiliates of our officers and entities owned or managed by such affiliates may acquire or develop real estate for their own accounts, and have done so in the past. Furthermore, affiliates of our officers and entities owned or managed by such affiliates may form additional real estate investment entities in the future, whether public or private, which may have the same investment objectives and policies as we do and which may be involved in the same geographic area, and such persons may be engaged in sponsoring one or more of such entities at approximately the same time as our shares of common stock are being offered. Our Advisor, its affiliates and affiliates of our officers are not obligated to present to us any particular investment opportunity that comes to their attention, unless such opportunity is of a character that might be suitable for investment by us. Our Advisor and its affiliates likely will experience conflicts of interest as they simultaneously perform services for us and other affiliated real estate programs.

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

We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2015, we did not purchase any properties from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating Properties

Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT II, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our advisor, or any other programs which may be sponsored by affiliates of our advisor in the future are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates, managing properties on our behalf, seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.

Affiliated Property Manager

The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager is affiliated with the property managers for properties owned by affiliated real estate programs, including Carter Validus Mission Critical REIT II, Inc., some of which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.

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

We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition decisions, property management and other general administrative responsibilities. In the event that our Advisor or its affiliates become unable to provide these services to us, we would be required to obtain such services from other sources.

Reportable Segments

We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 13—“Segment Reporting” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

Concentration of Credit Risk and Significant Leases

As of December 31, 2015, we had cash on deposit, including restricted cash, in certain financial institutions which had deposits in excess of current federally insured levels. We limit our cash investments to financial institutions with high credit standings; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced loss of or lack of access to cash in our accounts.

Based on leases of our properties in effect as of December 31, 2015, two tenants accounted for 10.0% or more of our 2015 contractual rental revenue. The following table shows the tenants that accounted for 10.0% or more of our 2015 contractual rental revenue:

Tenant	Property	Segment	2015 Contractual Rental Revenue (in thousands) (1)		Percentage of 2015 Contractual Rental Revenue		Gross Leased Area (Sq Ft)		Lease Expiration Date
AT&T Services, Inc.	AT&T Wisconsin Data Center AT&T Tennessee Data Center AT&T California Data Center	Data Centers	$21,534	(2)	12.9%	(2)	989,869	(2)	09/30/2023 11/30/2023 12/31/2023

Bay Area Regional Medical Center, LLC	Bay Area Regional Medical Center	Healthcare	17,023		10.2%		373,000		7/31/2034

			$38,557				1,362,869

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

(2)	These amounts represent the aggregate for the three properties.

The following table shows the segment diversification of our real estate portfolio, including one real estate investment owned through a consolidated partnership, based on contractual rental revenue as of December 31, 2015:

Industry	Total Number of Leases		Gross Leased Area (Sq Ft)	2015 Contractual Rental Revenue (in thousands) (1)	Percentage of 2015 Contractual Rental Revenue
Data Centers	34		3,339,063	$86,860	52.2%
Healthcare	43		2,544,664	79,559	47.8%

	77	(2)	5,883,727	$166,419	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

(2)	We terminated two lease agreements at two properties, which were re-leased during the year ended December 31, 2015.

Based on leases of our properties in effect as of December 31, 2015, the following table shows the MSA diversification of our real estate properties that accounted for 10.0% or more of our contractual rental revenue as of December 31, 2015:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2015 Contractual Rental Revenue (in thousands) (1)	Percentage of 2015 Contractual Rental Revenue
Dallas-Ft. Worth-Arlington, TX	7	607,914	$22,486	13.5%
Chicago-Naperville-Elgin, IL-IN-WI	5	159,145	19,814	11.9%
Houston-the Woodlands-Sugar Land, TX	2	387,000	17,395	10.5%

	14	1,154,059	$59,695

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

Environmental Matters

All real properties and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. In connection with ownership and operation of real estate, we may be potentially liable for costs and damages related to environmental matters. We take commercially reasonable steps to protect ourselves from the impact of these laws, including obtaining environmental assessments of all properties that we acquire. We also carry environmental liability insurance on our properties, which provides coverage for pollution liability for third party bodily injury and property damage claims.

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

Risks Related to an Investment in Carter Validus Mission Critical REIT, Inc.

Our shares have limited liquidity and we are not required, through our charter or otherwise, to provide for a liquidity event. There is no public trading market for our shares and there may never be one; therefore, it may be difficult for our stockholders to sell their shares.

There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8%, or such other percentage as determined by the board of directors, in value of the aggregate of our outstanding shares of stock or more than 9.8%, or such other percentage as determined by the board of directors, (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by any one person, unless exempted by our board of directors, which may deter large investors from purchasing our stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that stockholders’ shares would not be accepted as the primary collateral for a loan.

In addition, we do not have a fixed date or method for providing stockholders with liquidity. We expect that our board of directors will make that determination in the future based, in part, upon advice from our advisor. If we are unable to find a buyer for our stockholders’ shares, our stockholders will likely have to sell them at a substantial discount to their purchase price.

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

Our properties are, and we expect future properties primarily will be, located in the continental United States and will be affected by economic downturns, as well as economic cycles and risks inherent to that area.

We expect to continue to acquire commercial real estate located in the continental United States. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include:

•	financial performance and productivity of the publishing, advertising, financial, technology, retail, insurance and real estate industries;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative work places;

•	infrastructure quality;

•	any oversupply of, or reduced demand for, real estate;

•	concessions or reduced rental rates under new leases for properties where tenants defaulted;

•	increased insurance premiums; and

•	increased interest rates.

The market environment may adversely affect our operating results, financial condition and ability to pay distributions to our stockholders.

Beginning in late 2007, domestic and international financial markets experienced significant disruptions that severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. Financial conditions affecting commercial real estate have improved amid low Treasury rates and increased lending from banks, insurance companies, and commercial mortgage-backed securities conduits. However, any deterioration of financial conditions could have the potential to materially adversely affect the value of our properties and other investments, the availability or the terms of financing that we may anticipate utilizing, our ability to make principal and interest payments on, or refinance, certain property acquisitions or refinance any debt at maturity, and/or, for our leased properties, the ability of our tenants to enter into new leasing transactions or satisfy rental payments under existing leases. The market environment also could affect our operating results and financial condition as follows:

•	Debt Markets - The debt markets remain sensitive to the macro environment, such as Federal Reserve policy, market sentiment or regulatory factors affecting the banking and commercial mortgage-backed securities industries. Should overall borrowing costs increase, due to either increases in index rates or increases in lender spreads, our operations may generate lower returns.

•	Real Estate Markets - Although construction activity has increased, it remains near historic lows; as a result, incremental demand growth has helped to reduce vacancy rates and support modest rental growth. Improving fundamentals have resulted in gains in property values, although in many markets property values, occupancy and rental rates continue to be below those previously experienced before the economic downturn. If recent improvements in the economy reverse course, the properties we acquire could substantially decrease in value after we purchase them. Consequently, we may not be able to recover the carrying amount of our properties, which may require us to recognize an impairment charge or record a loss on sale in earnings.

Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our Offerings. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the DRIP Offerings) during such period and such shortfall was paid from net proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, and suspension and/or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations from which to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

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

Our stockholders may not be able to sell their shares under our share repurchase program and, if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.

Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death or qualifying disability, as defined below. We limit the number of shares we may redeem pursuant to the share repurchase program as follows: during any calendar year, we will not redeem no more than 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. As a result, some or all of a stockholders’ shares may not be repurchased. Funding for the share repurchase program comes exclusively from proceeds we receive from the sale of shares under our DRIP Offerings during the prior calendar year and other operating funds, if any, as our board of directors in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each month. Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase plan upon 30 days’ prior notice to our stockholders for any reason it deems appropriate.

On November 16, 2015, our board of directors approved an estimated NAV per share of our common stock of $10.05 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2015. Therefore, commencing with share repurchases in December 2015, the repurchase price for all stockholders is $10.05 per share. We currently expect to update our estimated value per share within 12 months of November 2015, at which time the repurchase price per share would also change. Because of the restrictions of our share repurchase program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.

On November 16, 2015, our board of directors, at the recommendation of the audit committee of the board of directors, comprised solely of independent directors, or the Audit Committee, approved and established an estimated NAV per share of our common stock of $10.05 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2015. We provided this estimated value per share to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports.

The estimated NAV per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated value per share is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles, or GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at our estimated value per share;

•	a stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at our estimated value per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or comply with ERISA reporting requirements.

Further, the estimated value per share is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2015. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated value per share within 12 months of November 2015.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated value per share, see our Current Report on Form 8-K filed with the SEC on November 23, 2015.

A high concentration of our properties in a particular MSA area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.

As of December 31, 2015, we owned 48 real estate investments, located in 44 MSAs (including one real estate investment owned through a consolidated partnership), three of which accounted for 10.0% or more of our contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA and the Houston-the Woodlands-Sugar Land, Texas MSA accounted for 13.5%, 11.9% and 10.5%, respectively, of our contractual rental revenue for the year ended December 31, 2015. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. Our two reportable business segments, data centers and healthcare, accounted for 52.2% and 47.8%, respectively, of our contractual rental revenue for the year ended December 31, 2015.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.

Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.

Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce their and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates with approval of our board of directors, to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce stockholders and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.

The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.

As of December 31, 2015, we had cash and cash equivalents in excess of federally insurable limits. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits of over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this connection, among other things, unless exempted by our board of directors, no person may own more than 9.8%, or such other percentage determined by our board of directors, in value of the aggregate of our outstanding shares of stock or more than 9.8%, or such other percentage determined by the board of directors, (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.

Our charter permits our board of directors to issue up to 350,000,000 shares of stock, $0.01 par value per share, consisting of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms and conditions of repurchase of any such stock. Thus, if also approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or independent legal counsel, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock.

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

Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.

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

“Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our Advisor or any of its affiliates. There can be no assurance that this provision will not be amended or eliminated at any time in the future.

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

We conduct and will continue to conduct our operations directly and through wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets on an unconsolidated basis, which we refer to as the “40% test.”

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

The change in U.S. accounting standards for leases could reduce the overall demand to lease our properties.

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

In order to address concerns raised by the SEC regarding the transparency of contractual lease obligations under the existing accounting standards for operating leases, the U.S. Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASU 2016-02, on February 25, 2016, which substantially changes the current lease accounting standards, primarily by eliminating the concept of operating lease accounting. As a result, a lease asset and obligation will be recorded on the tenant’s balance sheet for all lease arrangements. In addition, ASU 2016-02 will impact the method in which contractual lease payments will be recorded. In order to mitigate the effect of the new lease accounting, tenants may seek to negotiate certain terms within new lease arrangements or modify terms in existing lease arrangements, such as shorter lease terms, which would generally have less impact on tenant balance sheets. Also, tenants may reassess their lease-versus-buy strategies. This could result in a greater renewal risk, a delay in investing funds equal to amounts reinvested in the DRIP Offerings, or shorter lease terms, all of which may negatively impact our operations and our ability to pay distributions to our stockholders. The leasing standard is effective on January 1, 2019, with early adoption permitted. We are in the process of evaluating the impact the adoption of ASU 2016-02 will have on our consolidated financial statements.

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

We are a holding company with no business operations of our own. Our only significant asset is and will be the general partnership interests of our Operating Partnership. We conduct substantially all of our business operations through our Operating Partnership. Accordingly, our only source of cash to pay our obligations is distributions from our Operating Partnership and its subsidiaries of their net earnings and cash flows. We cannot assure our stockholders that our Operating Partnership or its subsidiaries will be able to, or be permitted to, make distributions to us that will enable us to make distributions to our stockholders from cash flows from operations. Each of our Operating Partnership’s subsidiaries is a distinct legal entity and under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from such entities. In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be able to satisfy stockholders’ claims only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time.

Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the most recent estimated NAV per share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the most recent estimated NAV per share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the most recent estimated NAV per share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the most recent estimated NAV per share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity. On November 16, 2015, our board of directors approved and established an estimated NAV per share of our common stock of $10.05.

Your interest in us may be diluted if the price we pay in respect of shares repurchased under our share repurchase program exceeds the net asset value of our shares.

The prices we may pay for shares repurchased under our share repurchase program may exceed the net asset value of such shares at the time of repurchase, which may reduce the NAV of the remaining shares. If this were to be the case, investors who do not elect or are unable to have some or all of their shares repurchased under our share repurchase program would suffer dilution in the value of their shares as a result of repurchases.

Our stockholders’ interest in us will be diluted if we issue additional shares.

Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the 2010 Plan, pursuant to which we have the power and authority to grant restricted or deferred stock awards to persons eligible under the 2010 Plan. We have authorized and reserved 300,000 shares of our common stock for issuance under the 2010 Plan and have granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s initial election to our board of directors, and 3,000 shares in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders likely will suffer dilution of their equity investment in us, if we:

•	sell additional shares in the future, including those issued pursuant to the Second DRIP Offering;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue additional restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under the Advisory Agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.

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

In the future, our board of directors may consider internalizing the functions performed for us by our Advisor. The method by which we could internalize these functions could take many forms, including without limitation, acquiring our Advisor. There is no assurance that internalizing our management functions would be beneficial to us and our stockholders. Any internalization transaction could result in significant payments to the owners of our Advisor, including in the form of our stock, which could reduce the percentage ownership of our then existing stockholders and concentrate ownership in the owner of our Advisor. Additionally, we may not realize the perceived benefits, we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Advisor, Property Manager or their affiliates. Internalization transactions involving the acquisition of advisors or property managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims, which would reduce the amount of funds available for us to invest in properties or other investments and to pay distributions. All of these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We may be unable to maintain cash distributions or increase distributions over time.

There are many factors that can affect the availability and timing of cash distributions to our stockholders. The amount of cash available for distributions is affected by many factors, such as our ability to buy properties, rental income from such properties and our operating expense levels, as well as many other variables. Actual cash available for distributions may vary substantially from estimates. We cannot assure our stockholders that we will be able to maintain our current level of distributions or that distributions will increase over time. We also cannot give any assurance that rents from our properties will increase, that securities we may buy will increase in value or provide constant or increased distributions over time, or that future acquisitions of real properties, mortgage, bridge or mezzanine loans or any investments in securities will increase our cash available for distributions to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders. We may not have sufficient cash from operations to make a distribution required to maintain our REIT status. We may make distributions from borrowings in anticipation of future cash flow. Any such distributions will constitute a return of capital and may reduce the amount of capital we ultimately invest in properties and negatively impact the value of our stockholders’ investment.

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

Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre- bankruptcy debts from these entities or their properties, unless we receive an enabling order from a bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only if funds were available, and then only in the same percentage as that realized on other unsecured claims.

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

The seller of a property often sells such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. The purchase of properties with limited warranties increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

We may be unable to secure funds for future tenant improvements or capital needs, which could adversely impact our ability to pay cash distributions to our stockholders.

When tenants do not renew their leases or otherwise vacate their space, in order to attract replacement tenants, we expect that we will be required to expend substantial funds for tenant improvements and tenant refurbishments to the vacated space. In addition, although we expect that our leases with tenants will require tenants to pay routine property maintenance costs, we will likely be responsible for any major structural repairs, such as repairs to the foundation, exterior walls and rooftops. If we need additional capital in the future to improve or maintain our properties or for any other reason, we will have to obtain financing from other sources, such as cash flows from operations, borrowings, property sales or future equity offerings. These sources of funding may not be available on attractive terms or at all. If we cannot procure additional funding for capital improvements, our investments may generate lower cash flows or decline in value, or both.

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

We may not be able to sell a property at a price equal to, or greater than, the price for which we purchased such property, which may lead to a decrease in the value of our assets and a reduction in the value of our stockholders’ shares.

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

Rising expenses could reduce cash flows and funds available for future acquisitions or distributions to our stockholders.

Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a triple net-lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required taxes, utilities and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.

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

Local real property tax assessors may seek to reassess some of our properties as a result of our acquisition of such properties. From time to time our property taxes may increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will adversely affect our income, cash available for distributions, and the amount of distributions to our stockholders.

Covenants, conditions and restrictions may restrict our ability to operate our properties.

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

We may use borrowings or cash flows from operations to acquire and develop properties upon which we will construct improvements. In such event, we will be subject to uncertainties associated with re-zoning for development, environmental concerns of governmental entities and/or community groups, and our builder’s ability to build in conformity with plans, specifications, budgeted costs, and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder’s performance also may be affected or delayed by conditions beyond the builder’s control. Delays in completion of construction could also give tenants the right to terminate preconstruction leases. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other such factors can result in increased costs of a project or loss of our investment. In addition, we will be subject to normal lease-up risks relating to newly constructed projects. We also must rely on rental income and expense projections and estimates of the fair market value of property upon completion of construction when agreeing upon a price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and our return on our investment could suffer.

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

Competition with third parties in acquiring properties and other investments may impede our ability to make future acquisitions or may increase the cost of these acquisitions and reduce our profitability and the return on our stockholders’ investment.

We compete with many other entities engaged in real estate investment activities, including individuals, corporations, bank and insurance company investment accounts, other REITs, real estate limited partnerships, other entities engaged in real estate investment activities and private equity firms, many of which have greater resources than we do. Competition for properties may significantly increase the price we must pay for properties or other assets we seek to acquire and our competitors may succeed in acquiring those properties or assets themselves. In addition, our potential acquisition targets may find our competitors to be more attractive because they may have greater resources, may be willing to pay more for the properties or may have a more compatible operating philosophy. Larger entities may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Further, the number of entities and the amount of funds competing for suitable investments may increase. This competition will result in increased demand for these assets and therefore increased prices paid for them. Because of an increased interest in single-property acquisitions among tax-motivated individual purchasers, we may pay higher prices if we purchase single properties in comparison with portfolio acquisitions. If we pay higher prices for properties and other investments, our profitability will be reduced and our stockholders may experience a lower return on their investment.

We will be subject to additional risks of our joint venture partner or partners when we enter into a joint venture, which could reduce the value of our investment.

We have entered into, and may continue to enter into, additional joint ventures with other real estate groups. The success of a particular joint venture may be limited if our joint venture partner becomes bankrupt or otherwise is unable to perform its obligations in accordance with the terms of the particular joint venture arrangement. The joint venture partner may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, if we have a dispute with our joint venture partner, we could incur additional expenses and require additional time and resources from our Advisor, each of which could adversely affect our operating results and the value of our stockholders’ investment. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture.

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

We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification may become even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 47.8% of our contractual rental revenue for the year ended December 31, 2015.

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

Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and the amounts available for distributions to our stockholders.

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

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.

Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus upon payment based upon quality outcomes. Specifically, Merit-Based Incentive Payment System (MIPS) which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) meaningful use of certified EHR technology.

The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments. In 2014, state insurance exchanges were implemented, which provide a new mechanism for individuals to obtain insurance. At this time, the number of payers that are participating in the state insurance exchanges varies, and in some regions there are very limited insurance plans available for individuals to choose from when purchasing insurance. In addition, not all healthcare providers will maintain participation agreements with the payers that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payers and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payers to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payer, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to you.

Furthermore, in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including

Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.

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

There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these anti-fraud and abuse laws. These laws include the Federal Anti-Kickback Statute, which prohibits, among other things, the offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, the referral of any item or service reimbursed by Medicare or Medicaid; the Federal Physician Self-Referral Prohibition, which, subject to specific exceptions, restricts physicians from making referrals for specifically designated health services for which payment may be made under Medicare or Medicaid programs to an entity with which the physician, or an immediate family member, has a financial relationship; the False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment to the federal government, including claims paid by the Medicare and Medicaid programs; the Civil Monetary Penalties Law which authorizes the U.S. Department of Health and Human Services to impose monetary penalties or exclusion from participation in state or federal healthcare programs for certain fraudulent acts; the Health Insurance Portability and Accountability Act, or HIPAA, Fraud Statute which makes it a federal crime to defraud any health benefit plan, including private payers; and Exclusions Law which authorizes U.S. Department of Health and Human Services to exclude someone from participation in state or federal healthcare programs for certain fraudulent acts.

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

The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; increase and expansion of government audits related to compliance with the HIPAA privacy and security rules; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.

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

On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the

Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S. The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the U.S. Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet fully known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.

Risks Associated with Investments in the Data Center Property Sector

Our data center properties depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.

A portion of our portfolio of properties consists of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. Our investments in data center properties accounted for 52.2% of our contractual rental revenue for the year ended December 31, 2015.

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

Risks Associated with Debt Financing and Investments

We have incurred, and expect to continue to incur, mortgage indebtedness and other borrowings, which could adversely impact the value of our stockholders’ investment if the value of the property securing the debt falls or if we are forced to refinance the debt during adverse economic conditions.

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

We believe that utilizing borrowing is consistent with our objective of maximizing returns to stockholders. There is no limitation on the amount we may borrow against any single improved property. Our charter provides that, until such time as shares of our common stock are listed on a national securities exchange or traded in the over-the-counter market, our borrowings may not exceed 300% of our total “net assets” as of the date of any borrowing (which is the maximum level of indebtedness permitted under the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association, or the NASAA REIT Guidelines, absent a satisfactory showing that a higher level is appropriate), which is generally expected to be approximately 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for exceeding such limit. This charter limitation, however, does not apply to individual real estate assets or investments. In addition, our board of directors has adopted investment policies that prohibit us from borrowing in excess of 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following such borrowing along with justification for the excess; provided, however, that this policy limitation does not apply to individual real estate assets or investments. At the date of acquisition of each asset, we anticipate that the cost of investment for such asset will be substantially similar to its fair market value, which will enable us to comply with the limitations set forth in our charter. However, subsequent events, including changes in the fair market value of our assets, could result in our exceeding these limitations. As a result, we expect that our debt levels will be higher until we have invested most of our capital, which may cause us to incur higher interest charges, make higher debt service payments or be subject to restrictive covenants.

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

Changes in the debt markets could have a material adverse impact on our earnings and financial condition.

The domestic and international commercial real estate debt markets are subject to volatility resulting in, from time to time, in the tightening of underwriting standards by lenders and credit rating agencies, which result in lenders increasing the cost for debt financing. Should the overall cost of borrowings increase, either by increases in the index rates or by increases in lender spreads, we will need to factor such increases into the economics of future acquisitions. This may result in future acquisitions generating lower overall economic returns and potentially reducing future cash flow available for distribution. If these disruptions in the debt markets persist, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. In addition, we may find it difficult, costly or impossible to refinance indebtedness which is maturing.

In addition, the state of the debt markets could have an impact on the overall amount of capital invested in real estate, which may result in price or value decreases of real estate assets. Although this may benefit us for future acquisitions, it could negatively impact the current value of our existing assets.

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

As of December 31, 2015, we had $555,235,000 of fixed interest rate debt outstanding, of which $424,002,000 was fixed through the use of interest rate swaps. As of December 31, 2015, we had $281,097,000 of variable rate debt outstanding. As of December 31, 2015, our weighted average interest rate was 3.9%. Increases in interest rates may increase our interest costs if we obtain variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.

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

We qualified and elected to be taxed as a REIT for federal income tax purposes. In order for us to maintain our qualification as a REIT, we must satisfy certain requirements set forth in the Code and Treasury Regulations and various factual matters and circumstances that are not entirely within our control. We intend to structure our activities in a manner designed to satisfy all of these requirements. However, if certain of our operations were to be recharacterized by the IRS, such recharacterization could jeopardize our ability to satisfy all of the requirements for qualification as a REIT.

If we fail to maintain our qualification as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. Further, distributions to stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. Our failure to continue to qualify as a REIT would adversely affect the return on your investment.

To maintain our qualification as a REIT, we must meet annual distribution requirements, which may result in us distributing amounts that may otherwise be used for our operations and could result in our inability to acquire appropriate assets.

To maintain the favorable tax treatment afforded to REITs under the Code, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.

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

Even as a REIT, we may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT (a “prohibited transaction” under the Code) will be subject to a 100% excise tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We also may decide to retain net capital gain we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. Further, a 100% excise tax would be imposed on certain transactions between us and any potential taxable REIT subsidiaries that are not conducted on an arm’s-length basis. We also may be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any taxes we pay would reduce our cash available for distribution to our stockholders.

The use of taxable REIT subsidiaries, which may be required for REIT qualification purposes, would increase our overall tax liability and thereby reduce our cash available for distribution to our stockholders.

Some of our assets (e.g., qualified healthcare properties) may need to be owned by, or operations may need to be conducted through, one or more taxable REIT subsidiaries. Any of our taxable REIT subsidiaries would be subject to U.S. federal, state and local income tax on its taxable income. The after-tax net income of our taxable REIT subsidiaries would be available for distribution to us. Further, we would incur a 100% excise tax on transactions with our taxable REIT subsidiaries that are not conducted on an arm’s-length basis. For example, to the extent that the rent paid by one of our taxable REIT subsidiaries exceeds an arm’s length rental amount, such amount would be potentially subject to a 100% excise tax. While we intend that all transactions between us and our taxable REIT subsidiaries would be conducted on an arm’s-length basis, and therefore, any amounts paid by our taxable REIT subsidiaries to us would not be subject to the excise tax, no assurance can be given that no excise tax would arise from such transactions.

Complying with REIT requirements may force us to forgo and/or liquidate otherwise attractive investment opportunities.

To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Recharacterization of sale-leaseback transactions may cause us to lose our REIT status, which would subject us to U.S. federal income tax at corporate rates, which would reduce the amounts available for distribution to our stockholders.

We have and may continue to enter into sale-leaseback transactions, pursuant to which we will purchase properties and lease them back to the sellers of such properties. While we will use our best efforts to structure any such sale-leaseback transaction such that the lease will be characterized as a “true lease,” thereby allowing us to be treated as the owner of the property for U.S. federal income tax purposes, the IRS could challenge such characterization. In the event that any such sale-leaseback is challenged and recharacterized as a financing transaction or loan for U.S. federal income tax purposes, deductions for depreciation and cost recovery relating to such property would be disallowed. If a sale-leaseback transaction were so recharacterized, we might fail to satisfy the REIT qualification asset tests or income tests and, consequently, lose our REIT status effective with the year of recharacterization. Alternatively, the amount of our REIT taxable income could be recalculated, which also might cause us to fail to meet the annual distribution requirement for a taxable year.

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

Although REITs continue to receive substantially better tax treatment than entities taxed as corporations, it is possible that future legislation would result in REITs having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be taxed for U.S. federal income tax purposes as a corporation. As a result, our charter provides our board of directors with the power, in the event that our board of directors determines that it is no longer in our best interest to continue to be qualified as a REIT, to revoke or otherwise terminate our REIT election and cause us to be taxed as a corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interest of our stockholders.

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

A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

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

As of December 31, 2015, we owned a portfolio of 48 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 79 properties, located in 44 MSAs comprising 6.0 million gross rentable square feet of commercial space, including the square footage of buildings which are situated on land subject to a ground lease. As of December 31, 2015, 42 of the real estate investments with leases in-place were single-tenant commercial properties and five of the real estate investments with leases in-place were multi-tenant commercial properties. As of December 31, 2015, 98% of our rental square feet was leased with a weighted average remaining lease term of 11.7 years. As of December 31, 2015, we had $543,332,000 outstanding in notes payable secured by certain of our properties and the related tenant leases. As of December 31, 2015, we had a total unencumbered pool availability under the Unsecured Credit Facility of $458,975,000, an outstanding balance of $293,000,000 and $165,975,000 remained to be drawn. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation,” of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics

The following table shows the property diversification of our real estate portfolio, including one property owned through a consolidated partnership, as of December 31, 2015:

Real Estate Investment	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Richardson Data Center	Dallas-Ft. Worth-Arlington, TX	Data Center	1	07/14/2011	2005		100.0%	20,000	$13,821
180 Peachtree Data Center (1)	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	01/03/2012	1927	(2)	100.0%	332,606	52,271
St. Louis Surgical Center	St. Louis, MO-IL	Healthcare	1	02/09/2012	2005		100.0%	21,823	5,821
Northwoods Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	03/14/2012	1986		100.0%	32,740	2,921
Stonegate Medical Center	Austin-Round Rock, TX	Healthcare	1	03/30/2012	2008		100.0%	27,373	—	(19)
Southfield Data Center	Detroit-Warren-Dearborn, MI	Data Center	1	05/25/2012	1970	(3)	100.0%	52,940	—	(19)
HPI Integrated Medical Facility	Oklahoma City, OK	Healthcare	1	06/28/2012	2007		100.0%	34,970	5,553
Texas Data Center Portfolio	Dallas-Ft. Worth-Arlington, TX	Data Center	2	08/16/2012	(4)		100.0%	219,442	—	(19)
Baylor Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	08/29/2012	2010		100.0%	62,390	19,357
Vibra Denver Hospital	Denver-Aurora-Lakewood, CO	Healthcare	1	09/28/2012	1962	(5)	100.0%	131,210	—	(19)
Vibra New Bedford Hospital	Providence-Warwick, RI-MA	Healthcare	1	10/22/2012	1942		100.0%	70,657	15,804
Philadelphia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	1	11/13/2012	1993		100.0%	121,000	31,576
Houston Surgery Center	Houston-the Woodlands-Sugar Land, TX	Healthcare	1	11/28/2012	1998	(6)	100.0%	14,000	—	(19)
Akron General Medical Center	Akron, OH	Healthcare	1	12/28/2012	2012		100.0%	98,705	—	(19)
Grapevine Hospital	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2013	2007		100.0%	61,400	13,117
Raleigh Data Center	Raleigh, NC	Data Center	1	03/21/2013	1997		100.0%	143,770	—	(19)
Andover Data Center	Boston-Cambridge-Newton, MA-NH	Data Center	1	03/28/2013	1984	(7)	100.0%	92,700	—	(19)

Real Estate Investment	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Wilkes-Barre Healthcare Facility	Scranton-Wilkes-Barre-Hazleton, PA	Healthcare	1	05/31/2013	2012		100.0%	15,996	$—	(19)
Fresenius Healthcare Facility	Elkhart-Goshen, IN	Healthcare	1	06/11/2013	2010		100.0%	15,462	—	(19)
Leonia Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	1	06/26/2013	1988		100.0%	67,000	—	(19)
Physicians’ Specialty Hospital	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	1	06/28/2013	1994	(8)	100.0%	55,740	—	(19)
Christus Cabrini Surgery Center	Alexandria, LA	Healthcare	1	07/31/2013	2007		100.0%	15,600	—	(19)
Valley Baptist Wellness Center	Brownsville-Harlingen, TX	Healthcare	1	08/16/2013	2007		100.0%	38,111	6,152
Akron General Integrated Medical Facility	Akron, OH	Healthcare	1	08/23/2013	2013		100.0%	38,564	—	(19)
Cumberland Surgical Hospital (20)	San Antonio-New Braunfels, TX	Healthcare	1	08/29/2013	2013		100.0%	82,316	—
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio-New Braunfels, TX	Healthcare	1	09/06/2013	2012		100.0%	50,000	—	(19)
AT&T Wisconsin Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	09/26/2013	1989		100.0%	142,952	—	(19)
AT&T Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	1	11/12/2013	1975		100.0%	347,515	53,534
Warm Springs Rehabilitation Hospital	San Antonio-New Braunfels, TX	Healthcare	1	11/27/2013	1987		100.0%	113,136	—	(19)
AT&T California Data Center	San Diego-Carlsbad, CA	Data Center	1	12/17/2013	1983		100.0%	499,402	72,201
Lubbock Heart Hospital	Lubbock, TX	Healthcare	1	12/20/2013	2003		100.0%	102,143	19,514
Walnut Hill Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2014	1983	(9)	100.0%	199,182	31,507
Cypress Pointe Surgical Hospital	New Orleans-Metairie, TX	Healthcare	1	03/14/2014	2006		100.0%	63,000	—	(19)
Milwaukee Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	03/28/2014	2004		100.0%	59,516	—	(19)
Charlotte Data Center	Charlotte-Concord-Gastonia, NC-SC	Data Center	1	04/28/2014	1999	(10)	66.7%	40,567	—	(19)
Miami International Medical Center	Miami-Ft. Lauderdale-West Palm Beach, FL	Healthcare	1	04/30/2014	1962	(11)	100.0%	170,243	—
Chicago Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	05/20/2014	1964	(12)	63.4%	159,145	105,850
Bay Area Regional Medical Center	Houston-the Woodlands-Sugar Land, TX	Healthcare	1	07/11/2014	2014		100.0%	373,000	94,333
Arizona Data Center Portfolio	Phoenix-Mesa-Scottsdale, AZ	Data Center	2	08/27/2014	(13)		100.0%	658,215	—	(19)

Real Estate Investment	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Rhode Island Rehabilitation Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	1	08/28/2014	1965	(14)	100.0%	92,944	$—	(19)
Select Medical Portfolio	(15)	Healthcare	3	08/29/2014	(15)		100.0%	166,414	—	(19)
Alpharetta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	09/05/2014	1986		100.0%	184,553	—	(19)
San Antonio Healthcare Facility (21)	San Antonio-New Braunfels, TX	Healthcare	1	09/12/2014	(16)		—%	—	—
Dermatology Associates of Wisconsin Portfolio	(17)	Healthcare	9	09/15/2014	(17)		100.0%	88,114	—	(19)
Lafayette Surgical Hospital	Lafayette, LA	Healthcare	1	09/19/2014	2004		100.0%	73,824	—	(19)
Alpharetta Data Center II	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	10/31/2014	1999		100.0%	165,000	—	(19)
Landmark Hospital of Savannah	Savannah, GA	Healthcare	1	01/15/2015	2014		100.0%	48,184	—	(19)
21st Century Oncology Portfolio	(18)	Healthcare	20	(18)	(18)		100.0%	220,163	—	(19)

			79					5,883,727	$543,332

(1)	Property owned through a consolidated partnership.

(2)	The 180 Peachtree Data Center was renovated in 2000.

(3)	The Southfield Data Center was renovated in 1997.

(4)	The Texas Data Center Portfolio consists of two data center properties: the Plano Data Center and the Arlington Data Center. The Plano Data Center was constructed in 1986 and redeveloped into a data center in 2011, and the Arlington Data Center was constructed in 1986.

(5)	The Vibra Denver Hospital was renovated in 1985.

(6)	The Houston Surgery Center was renovated in 2012.

(7)	The Andover Data Center was renovated in 2010.

(8)	The Physicians’ Specialty Hospital was renovated in 2009.

(9)	The Walnut Hill Medical Center was renovated in 2013.

(10)	The Charlotte Data Center was renovated in 2013.

(11)	The Miami International Medical Center was redeveloped into a healthcare facility in 2015.

(12)	The Chicago Data Center was renovated in 2010.

(13)	The Arizona Data Center Portfolio consists of two data center properties: The Phoenix Data Center and the Scottsdale Data Center. The Phoenix Data Center was constructed in 2005 and redeveloped into a data center in 2009, and the Scottsdale Data Center was constructed in 2000 and redeveloped into a data center in 2007.

(14)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(15)	The Select Medical Portfolio consists of the following three properties:

Property Description	MSA	Year Built
Select Medical—Akron	Akron, OH	2008
Select Medical—Frisco	Dallas-Ft. Worth-Arlington, TX	2010
Select Medical—Bridgeton	St. Louis, MO-IL	2012

(16)	The San Antonio Healthcare Facility was under construction as of December 31, 2015.

(17)	The Dermatology Associates of Wisconsin Portfolio consists of the following nine properties:

Property Description	MSA	Year Built
Dermatology Assoc-Randolph Ct	Green Bay, WI	2003
Dermatology Assoc-Murray St	Green Bay, WI	2008
Dermatology Assoc-N Lightning Dr	Appleton, WI	2011
Dermatology Assoc-Development Dr	Green Bay, WI	2010
Dermatology Assoc-York St	Green Bay, WI	1964
Dermatology Assoc-Scheuring Rd	Green Bay, WI	2005
Dermatology Assoc-Riverview Dr	Green Bay, WI	2011
Dermatology Assoc-State Rd 44	Oshkosh-Neenah, WI	2010
Dermatology Assoc-Green Bay Rd	Green Bay, WI	2007

(18)	The 21st Century Oncology Portfolio consists of the following 20 properties:

Property Description	MSA	Date Acquired	Year Built
21st Century Oncology-Yucca Valley	Riverside-San Bernardino-Ontario, CA	3/31/2015	2009
21st Century Oncology-Rancho Mirage	Riverside-San Bernardino-Ontario, CA	3/31/2015	2008
21st Century Oncology-Palm Desert	Riverside-San Bernardino-Ontario, CA	3/31/2015	2005
21st Century Oncology-Santa Rosa Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2003
21st Century Oncology-Crestview	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2004
21st Century Oncology-Fort Walton Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2005
21st Century Oncology-Bradenton	North Port-Sarasota-Bradenton, FL	3/31/2015	2002
21st Century Oncology-Tamarac	Miami-Ft. Lauderdale-West Palm Beach, FL	3/31/2015	1997
21st Century Oncology-Fort Myers I	Cape Coral-Fort Myers, FL	3/31/2015	1999
21st Century Oncology-Fort Myers II	Cape Coral-Fort Myers, FL	3/31/2015	2010
21st Century Oncology-Bonita Springs	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-Lehigh Acres	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-East Naples	Naples-Immokalee-Marco Island, FL	3/31/2015	2007
21st Century Oncology-Jacksonville	Jacksonville, FL	3/31/2015	2009
21st Century Oncology-Frankfort	Lexington-Fayette, KY	3/31/2015	1993
21st Century Oncology-Las Vegas	Las Vegas-Henderson-Paradise, NV	3/31/2015	2007
21st Century Oncology-Henderson	Las Vegas-Henderson-Paradise, NV	3/31/2015	2000
21st Century Oncology-Fairlea	Hagerstown-Martinsburg, MD-WV	3/31/2015	1999
21st Century Oncology-El Segundo	Los Angeles-Long Beach-Anaheim, CA	4/20/2015	2009
21st Century Oncology-Lakewood Ranch	North Port-Sarasota-Bradenton, FL	4/20/2015	2008

(19)	Property is under the Unsecured Credit Facility’s unencumbered pool availability. As of December 31, 2015, 60 commercial properties were under the Unsecured Credit Facility’s unencumbered pool availability and we had $293,000,000 outstanding thereunder.

(20)	Formerly known as the Victory Medical Center Landmark.

(21)	Formerly known as the Victory IMF.

We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. Depreciation is recorded on a straight-line basis over the estimated useful life of the building, or 40 years, and over the shorter of the lease term or useful life of the tenant improvements.

Leases

Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2015, the weighted average remaining lease term of our properties was 11.7 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from $85,000 to $17,293,000 (an average of $1,859,000) per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2015 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration		Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2016		2	17,704	$856	0.5%
2017		2	22,827	418	0.2%
2018		—	—	—	—%
2019		2	84,244	2,286	1.3%
2020		1	184,553	4,186	2.4%
2021		3	103,101	4,864	2.7%
2022		5	343,148	16,181	9.1%
2023	(2)	8	1,307,765	32,951	18.7%
2024		13	407,621	12,668	7.2%
2025		7	294,015	5,799	3.3%
Thereafter		32	3,118,749	96,358	54.6%

		75	5,883,727	$176,567	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2015.

(2)	Consists of a property with a lease in-place of which 86,321 square feet has a lease expiration of 2023 and 66,267 square feet has a lease expiration of 2035.

Indebtedness

For a discussion of our indebtedness, see Note 7—“Notes Payable,” Note 8—“Unsecured Credit Facility” and Note 17—“Derivative Instruments and Hedging Activities” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

As of March 24, 2016, we had approximately 182.1 million shares of common stock outstanding, held by a total of 41,951 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our register and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Second DRIP Offering, we are selling shares of our common stock to the public at a price of $9.5475 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to FINRA Conduct Rule 5110, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated NAV per share of our common shares was $10.05 per share as of December 31, 2015. The estimated NAV per share was approved by our board of directors, at the recommendation of the Audit Committee, on November 16, 2015. The estimated NAV per share of common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2015.

The estimated NAV per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm’s methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated value;

•	stockholder would ultimately realize distributions per share equal to our estimated value per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated NAV per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated value per share; or

•	the methodology used to estimate our value per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.

Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated NAV per share within 12 months of November 2015.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see our Current Report on Form 8-K filed with the SEC on November 23, 2015.

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

Our common stock currently is not listed on a national securities exchange and we will not seek to list our stock unless our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The purchase price for shares repurchased under our share repurchase program will be as set forth below. Prior to April 2016, we do not anticipate obtaining appraisals for our investments (other than investments in transaction with affiliates) and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. On November 16, 2015, our board of directors approved an estimated NAV per share of our common stock of $10.05 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2015. Therefore, effective commencing with repurchases in December 2015, the repurchase price for all stockholders was $10.05 per share. We currently expect to update our estimated value per share within 12 months of November 2015 at which time the repurchase price per share would also change. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the estimated NAV of each share;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the estimated NAV of each share;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the estimated NAV of each share; and

•	for stockholders who have continuously held their shares of our common stock for at least four years, the price will be 100.0% of the estimated NAV of each share.

Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the estimated NAV per share as determined by our board of directors, subject to any special distribution previously made to the stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the table above.

At any time the repurchase price is determined by any method other than the NAV of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from such sales, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of property and the subsequent distribution of the net sale proceeds. Upon receipt of a request for repurchase, we will conduct a Uniform Commercial Code, or UCC, search to ensure that no liens are held against the shares. We will not redeem any shares subject to a lien. Any costs in conducting the UCC search will be borne by us.

We generally redeem shares on a monthly basis. Requests for repurchase must be received at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of their shares. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant the repurchase request. Subject to certain limitations, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will not repurchase in excess of 5.0% of number of shares of common stock outstanding as of December 31st of the previous calendar year.

A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder or a stockholder with a qualifying disability; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA must be made within 360 days of such event.

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

In order for a disability to entitle a stockholder to the special repurchase terms described above, and therefore, be deemed a “qualifying disability” (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the “Applicable Governmental Agency”). For purposes of this repurchase right, the Applicable Governmental Agencies are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System, or CSRS, then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special repurchase terms described above. Repurchase requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Department of Veterans Affairs record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.

We understand that the following disabilities do not entitle a worker to Social Security disability benefits:

•	disabilities occurring after the legal retirement age; and

•	disabilities that do not render a worker incapable of performing substantial gainful activity.

Therefore, such disabilities would not qualify for the special repurchase terms, except in the limited circumstances when the investor would be awarded disability benefits by the other applicable governmental agencies described above.

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

Funding for the share repurchase program will come exclusively from proceeds from the sale of shares under our DRIP Offerings during the prior calendar year and other operating funds, if any. If funds available for our share repurchase program are not sufficient to accommodate all requests, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.

Our board of directors, in its sole discretion, may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the Second DRIP Offering on the date we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC and applicable states, or the Second DRIP Offering is terminated by our board of directors. Because the repurchase of shares will be funded with the net proceeds we receive from the sale of shares under the Second DRIP Offering, the discontinuance or termination of the Second DRIP Offering will adversely affect our ability to redeem shares under the share repurchase program. We will notify our stockholders of such development in our next annual or quarterly reports or by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act.

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

During the year ended December 31, 2015, we received valid repurchase requests relating to approximately 983,000 shares, which were repurchased in full for an aggregate purchase price of $9,461,000 (an average of $9.62 per share) under our share repurchase program. During the year ended December 31, 2014, we received valid repurchase requests relating to approximately 423,000 shares, which were repurchased in full for an aggregate purchase price of $4,087,000 (an average of $9.66 per share) under our share repurchase program.

During the three months ended December 31, 2015, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2015 - 10/31/2015	149,013	$9.61	149,013	$—
11/01/2015 - 11/30/2015	164,966	$9.78	164,966	$—
12/01/2015 - 12/31/2015	92,712	$9.65	92,712	$—

Total	406,691		406,691

During the three months ended December 31, 2015, we repurchased approximately $3,940,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended December 31, 2015 repurchase date.

Stockholders

As of March 24, 2016, we had approximately 182,120,000 shares of common stock outstanding held by 41,951 stockholders of record.

Distributions

We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2015, we paid aggregate distributions of $124,596,000 ($56,775,000 in cash and $67,821,000 reinvested in shares of our common stock pursuant to the DRIP Offerings). For the year ended December 31, 2014, we paid aggregate distributions of $94,358,000 ($44,013,000 in cash and $50,345,000 reinvested in shares of our common stock pursuant to the DRIP and the First DRIP Offering).

Use of Public Offering Proceeds

As of December 31, 2015, we had issued approximately 182.7 million shares of common stock in our Offerings for gross proceeds of $1,811.7 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $52.9 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we acquired $2,118.1 million in real estate investments, $117.2 million in real estate-related notes receivables, $13.0 million in notes receivables and $127.1 million in a preferred equity investment. In addition, we invested $88.9 million in expenditures for capital improvements related to certain real estate investments.

Upon termination of our Offering on June 6, 2014, we had issued 172.6 million shares of common stock in our Offering for gross proceeds of $1,716.0 million.

Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities.

We adopted the 2010 Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our common stock that may be issued pursuant to the 2010 Plan is 300,000, subject to adjustment under specified circumstances. For a further discussion of the 2010 Plan, see Note 9—“Stock-based Compensation” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	249,000
Equity compensation plans not approved by security holders	—	—	—

Total	—	—	249,000

(1)	On July 17, 2015, we granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $10.00 per share. As of December 31, 2015, we had issued an aggregate of 51,000 shares of restricted stock to our independent directors in connection with their initial or subsequent election to our board of directors. Restricted stock issued to our independent directors vests over a four-year period.

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

The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2015	2014	2013	2012	2011
Balance Sheet Data:
Total real estate, net	$1,936,188	$1,792,351	$864,413	$386,291	$26,373
Cash and cash equivalents	$28,527	$113,093	$7,511	$4,377	$8,969
Preferred equity investment	$127,147	$—	$—	$—	$—
Real estate-related notes receivables	$514	$23,535	$54,080	$23,711	$514
Acquired intangible assets, net	$197,530	$204,436	$112,808	$57,132	$3,770
Total assets	$2,389,245	$2,190,842	$1,064,664	$483,797	$85,351
Notes payable	$543,332	$490,909	$201,177	$156,847	$15,850
Credit facility	$293,000	$75,000	$152,000	$55,500	$—
Intangible lease liabilities, net	$53,116	$60,678	$53,962	$54,022	$1,679
Total liabilities	$927,069	$660,249	$423,381	$279,919	$20,545
Total equity	$1,462,176	$1,530,593	$641,283	$203,878	$64,806
Operating Data:
Total revenue	$214,819	$154,291	$68,299	$28,446	$1,345
Rental and parking expenses	$27,409	$20,687	$11,915	$7,066	$96
Acquisition related expenses	$3,696	$10,653	$5,615	$11,474	$1,084
Depreciation and amortization	$70,711	$46,729	$18,749	$8,080	$517
Income (loss) from operations	$89,866	$57,313	$27,219	$654	$(1,027)
Net income (loss)	$68,376	$37,631	$14,679	$(5,640)	$(1,439)
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	$(4,938)	$(4,133)	$(2,021)	$(2,060)	$378
Net income (loss) attributable to common stockholders	$63,438	$33,498	$12,658	$(7,700)	$(1,061)
Funds from operations attributable to common stockholders (1)	$127,914	$75,882	$28,108	$(2,989)	$(773)
Modified funds from operations attributable to common stockholders (1)	$105,214	$67,957	$26,608	$4,980	$(223)
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.36	$0.23	$0.30	$(0.78)	$(1.03)
Diluted	$0.36	$0.23	$0.30	$(0.78)	$(1.03)
Distributions declared	$124,963	$100,617	$29,419	$6,922	$645
Distributions declared per common share	$0.70	$0.70	$0.70	$0.70	$0.63
Weighted average number of common shares outstanding:
Basic	178,521,807	143,682,692	42,207,714	9,933,490	1,026,976
Diluted	178,539,609	143,700,672	42,224,944	9,933,490	1,026,976
Cash Flow Data:
Net cash provided by (used in) operating activities	$107,511	$70,132	$25,692	$1,277	$(90)
Net cash used in investing activities	$(324,316)	$(1,021,697)	$(578,816)	$(345,838)	$(74,321)
Net cash provided by financing activities	$132,239	$1,057,147	$556,258	$339,969	$83,178

(1)	Refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations” for a discussion of our funds from operations and modified funds from operations and for a reconciliation on these non-GAAP financial measures to net income (loss) attributable to common stockholders.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 6. “Selected Consolidated Financial Data” and our consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly under “Risk Factors” and “Forward-Looking Statements.” All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate in data centers and healthcare. We may also invest in real estate-related investments that relate to such property types. We qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.

We ceased offering shares of common stock in our initial public offering of up to $1,746,875,000 in shares of common stock, or our Offering, on June 6, 2014. Upon completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to the DRIP). We will continue to issue shares of common stock under the Second DRIP Offering until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC or the Second DRIP Offering is terminated by our board of directors.

On April 14, 2014, we registered 10,526,315 shares of common stock in the First DRIP Offering with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258). On November 25, 2015, we registered an additional 10,473,946 shares of common stock in the Second DRIP Offering for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-208201). We refer to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. As of December 31, 2015, we had issued approximately 182,659,000 shares of common stock in our Offerings for gross proceeds of $1,811,682,000, before share repurchases of $14,527,000 and offering costs, selling commissions and dealer manager fees of $174,775,000.

On November 16, 2015, our board of directors established an established an estimated NAV per share calculated as of September 30, 2015, of $10.05 per share for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.

Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, pursuant to the Advisory Agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.

Our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2015, we had completed acquisitions of 48 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 79 properties, comprised of 89 buildings and parking facilities and approximately 5,996,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,118,062,000. As of December 31, 2015, we had invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private healthcare real estate corporation, or our Preferred Equity Investment.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2—“Summary of Significant Accounting Policies,” or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Investment in Real Estate

Real estate costs related to the acquisition, development, construction and improvement of properties are capitalized. Repair and maintenance costs are expensed as incurred and significant replacements and betterments are capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. We consider the period of future benefit of an asset in determining the appropriate useful life. Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. We estimated the useful lives of our assets by class as follows:

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date.

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

Purchase Price Allocation

Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. Management determined that properties acquired with an existing lease in place and continuous revenue stream are accounted as business combinations and properties acquired without an existing lease in place and without a continuous revenue stream are accounted for as asset acquisitions.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, we allocate the purchase price of such properties to acquired tangible assets, consisting of land and buildings, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

The fair values of above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts paid pursuant to the in-place leases and (ii) an estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including any fixed rate bargain renewal periods, with respect to a below-market lease. The above-market and below-market lease values are capitalized as intangible assets or intangible liabilities. Above-market lease values are amortized as an adjustment of rental income over the remaining terms of the respective leases. Below-market leases are amortized as an adjustment of rental income over the remaining terms of the respective leases, including any bargain renewal periods. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of above-market and below-market in-place lease values related to that lease would be recorded as an adjustment to rental income.

The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are included in acquired intangible assets in the accompanying consolidated balance sheets and amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.

Asset Acquisitions

Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties generally to acquired tangible assets, consisting of land and buildings and improvements, based in each case on their initial cost of the asset acquired.

Acquisition Fees and Expenses

Acquisition fees and expenses in connection with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. We expensed acquisition fees and expenses for the years ended December 31, 2015, 2014, and 2013 of approximately $3,696,000, $10,653,000 and $5,615,000, respectively. We capitalized acquisition fees and expenses for the years ended December 31, 2015, 2014, and 2013 of approximately $0 $13,597,000 and $7,489,000, respectively.

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

In accordance with ASC 840, Leases, we recognize minimum annual rental revenue on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged, as applicable, to rent receivable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized as revenue in the period in which the related expenses are incurred. Tenant reimbursements are recognized and presented in accordance with ASC Subtopic 605-45, Revenue Recognition—Principal Agent Consideration, or ASC Subtopic 605-45. ASC Subtopic 605-45 requires that these reimbursements be recorded on a gross basis, as we generally are the primary obligor with respect to purchasing goods and services from third-party suppliers, and therefore, we have discretion in selecting the supplier and have credit risk.

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the year ended December 31, 2015, we recorded $3,376,000 in bad debt expense related to a lease termination at one property. Bad debt expenses are recognized in the accompanying consolidated statements of comprehensive income as a deduction from the rental and parking revenue. No allowances for uncollectible tenant receivables were recorded as of December 31, 2015 and December 31, 2014.

Capitalization of Expenditures

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

Income Taxes

We qualified and elected to be taxed as a REIT for federal income tax purposes under Sections 856 through 860 of the Code beginning with the taxable year ended December 31, 2011. As a REIT, we are required, among other things, to distribute at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains) to our stockholders. In addition, we generally will not be subject to federal corporate income tax to the extent we distribute our taxable income to our stockholders. REITs are subject to a number of other organizational and operational requirements. Even if we maintain our qualification for taxation as a REIT, we, or our subsidiaries, may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.

Derivative Instruments and Hedging Activities

As required by ASC 815, Derivatives and Hedging, or ASC 815, we record all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive income during the current period.

We are exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. Our primary strategy in entering into derivative contracts is to add stability to future cash flows by managing our exposure to interest rate movements. We utilize derivative instruments, including interest rate swaps, to effectively convert some of our variable rate debt to fixed rate debt. We do not enter into derivative instruments for speculative purposes.

In accordance with ASC 815, we designate interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income during the current period.

In accordance with the fair value measurement guidance Accounting Standards Update 2011-04, Fair Value Measurement, we made an accounting policy election to measure the credit risk of our derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Investments during 2015 and Subsequent

•	During the year ended December 31, 2015, we acquired two real estate investments, consisting of 21 properties and 268,000 gross rental square feet of commercial space, for an aggregate purchase price of $137,427,000.

•	During the year ended December 31, 2015, we invested approximately $125,000,000 (plus costs) in shares of 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation.

•	As of March 24, 2016, we owned, through wholly-owned subsidiaries or through a consolidated partnership, a portfolio of 48 real estate investments consisting of 79 properties, located in 44 MSAs and comprising an aggregate of 5,996,000 gross rental square feet of commercial space. As of March 24, 2016, our properties were 98% leased.

For a further discussion of our 2015 acquisitions, see Note 3—“Real Estate Investments” and for a further discussion on acquisitions in 2016, see Note 22—“Subsequent Events” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Factors That May Influence Results of Operations

We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. “Risk Factors,” of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.

Rental Income

The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2015, our properties were 98% leased.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
Number of commercial operating real estate investments (1)	47	44	31
Leased rentable square feet	5,884,000	5,444,000	3,127,000
Weighted average percentage of rentable square feet leased	98%	98%	100%

(1)	As of December 31, 2015, we owned 48 real estate investments, one of which was under construction. As of December 31, 2014, we owned 46 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Commercial operating real estate investments acquired	2	13	17
Commercial operating real estate investments placed in service	1	—	—
Approximate aggregate purchase price of real estate investments placed in service	$48,735,000	$—	$—
Approximate aggregate purchase price of acquired real estate investments	$137,427,000	$985,628,000	$548,587,000
Leased rentable square feet	438,000	2,317,000	1,882,000

The following discussion is based on our consolidated financial statements for the years ended December 31, 2015, 2014 and 2013.

These sections describe and compare our results of operations for the years ended December 31, 2015, 2014 and 2013. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as same store properties. By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

A total of 32 of our 79 properties owned as of December 31, 2015 were acquired on or before January 1, 2014 and represent our same store properties during the years ended December 31, 2015 and 2014. Non-same store, as reflected in the table below, consists of properties acquired after January 1, 2014. For the year ended December 31, 2015, 47 properties were included in non-same store and for the year ended December 31, 2014, 26 properties were included in non-same store.

Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	Change
Changes in revenue:
Same store revenue	$85,394	$86,872	$(1,478)
Non-same store revenue	98,371	42,912	55,459
Non-cash revenue	29,918	21,712	8,206
Other operating income	747	173	574
Real estate-related notes receivables interest income	389	2,622	(2,233)

Total revenue	$214,819	$154,291	$60,528

•	Same store revenue decreased due to a $3.4 million write-off of delinquent accounts receivable offset by a $1.0 million increase due to annual rental increases coupled with a $0.9 million increase in tenant reimbursable revenue for increased real estate taxes.

•	Non-same store revenue increased due to an increase in contractual revenue of $52.1 million and a $3.4 million increase in tenant reimbursable revenue due to the acquisition of 47 properties since January 1, 2014.

•	Non-cash revenue increased $8.2 million primarily as the result of the acquisition of 23 operating properties with fixed annual rent escalations since January 1, 2014 coupled with the write-off of below-market leases in the amount of $3.4 million that were terminated during the year. Subsequent to lease terminations we re-leased the properties during the year ended December 31, 2015.

•	Real estate-related notes receivables interest income decreased due to principal repayments of certain notes receivables during 2015. The outstanding balance of our notes receivables was $0.5 million as of December 31, 2015, and $23.5 million as of December 31, 2014.

Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	Change
Changes in expenses:
Same store rental and parking expenses	$15,723	$15,052	$671
Non-same store rental and parking expenses	11,686	5,635	6,051
General and administrative expenses	6,340	4,887	1,453
Change in fair value of contingent consideration	(1,230)	340	(1,570)
Acquisition related expenses	3,696	10,653	(6,957)
Asset management fees	18,027	13,682	4,345
Depreciation and amortization	70,711	46,729	23,982

Total expenses	$124,953	$96,978	$27,975

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased due to $0.2 million in tax assessments; $1.7 million increase in real estate taxes due to tenant bankruptcy at one property, which was offset by a $0.5 million electricity credit coupled with a $0.7 million reduction in utility expense due to the tenant assuming responsibility at one property.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of operating properties since January 1, 2014.

•	General and administrative expenses increased due to an increase in transfer agent fees of $1.2 million as a result of ending our Offering on June 6, 2014 and an increase of $0.3 million in professional and legal fees. During the period we were selling shares of common stock pursuant to our Offering, costs related to our transfer agent were reported in the statement of stockholders’ equity as offering costs.

•	The change in contingent consideration represents a reduction in the estimated fair value of the contingent consideration due to a change in the expected timing of additional purchase price payment.

•	Acquisition related expenses decreased due to a decrease in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During 2015, we acquired two real estate investments for an aggregate purchase price of $137.4 million as compared to eight real estate investments for an aggregate purchase price of $470.8 million in 2014.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,257.5 million as of December 31, 2015, as compared to $1,448.1 million as of December 31, 2014.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $1,968.7 million as of December 31, 2015, as compared to $1,344.6 million as of December 31, 2014. The increase in depreciation and amortization was also attributable to the write-off of in-place leases and tenant improvements in the amount of $5.8 million due to lease terminations. Subsequent to lease terminations we re-leased the properties during the year ended December 31, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	Change
Changes in other income (expense):
Other interest and dividend income:
Cash deposits interest	$123	$582	$(459)
Dividends on preferred equity investment	7,820	—	7,820
Notes receivables interest and other income	593	27	566

Total other interest and dividend income	8,536	609	7,927

Interest expense, net:
Interest on notes payable	(25,046)	(17,185)	(7,861)
Interest on unsecured credit facility	(5,286)	(2,662)	(2,624)
Amortization of deferred financing costs	(3,947)	(2,782)	(1,165)
Capitalized interest	4,253	2,338	1,915

Total interest expense, net	(30,026)	(20,291)	(9,735)

Total other expense	(21,490)	(19,682)	(1,808)

Net income	$68,376	$37,631	$30,745

•	Dividends on preferred equity investment increased due to our Preferred Equity Investment originated in 2015.

•	Interest on notes payable increased due to an increase in outstanding balances on notes payable to $543.3 million as of December 31, 2015, as compared to $490.9 million as of December 31, 2014.

•	Interest on unsecured credit facility increased due to an increase in the average outstanding balance on our unsecured credit facility during 2015 as compared to 2014. The balance of our unsecured credit facility was $293.0 million as of December 31, 2015, and $75.0 million as of December 31, 2014.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

A total of 15 of our 58 properties owned as of December 31, 2014 were acquired on or before January 1, 2013 and represent our same store properties during the years ended December 31, 2014 and 2013. Non-same store, as reflected in the table below, consists of properties acquired after January 1, 2013. For the year ended December 31, 2014, 43 properties were included in non-same store and for the year ended December 31, 2013, 17 properties were included in non-same store.

Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	Change
Changes in revenue:
Same store revenue	$42,694	$41,072	$1,622
Non-same store revenue	87,090	12,170	74,920
Non-cash revenue	21,712	9,157	12,555
Other operating income	173	83	90
Real estate-related notes receivables interest income	2,622	5,817	(3,195)

Total revenue	$154,291	$68,299	$85,992

•	Same store revenue increased due to a $0.8 million in annual rental increases, a $0.2 million increase in parking revenue and a $0.6 million increase in tenant reimbursable revenue for utilities.

•	Non-same store revenue increased due to an increase in contractual revenue $70.7 million and a $4.2 million increase in tenant reimbursable revenue due to the acquisition of 43 properties during the period beginning January 1, 2013 and ending December 31, 2014.

•	Non-cash revenue increased $12.6 million primarily as the result of the acquisition of 36 operating properties with fixed annual rent escalations since January 1, 2013.

•	Real estate-related notes receivables interest income decreased due to principal repayments of certain notes receivables during 2014. The outstanding balance of our notes receivables was $23.5 million as of December 31, 2014, and $54.1 million as of December 31, 2013.

Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2014	2013	Change
Changes in expenses:
Same store rental and parking expenses	$10,687	$9,954	$733
Non-same store rental and parking expenses	10,000	1,961	8,039
General and administrative expenses	4,887	2,458	2,429
Change in fair value of contingent consideration	340	—	340
Acquisition related expenses	10,653	5,615	5,038
Asset management fees	13,682	2,343	11,339
Depreciation and amortization	46,729	18,749	27,980

Total expenses	$96,978	$41,080	$55,898

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased due to a $1.0 million increase in electricity at one of our same store properties, offset by a decrease of $0.3 million due to re-assessed values at two of our same store properties, creating a tax overpayment during 2013.

•	Non-same store rental and parking expenses increased due to the acquisition of operating properties during the period beginning January 1, 2013 and ending on December 31, 2014.

•	General and administrative expenses increased due to an increase in transfer agent fees to $1.2 million as a result of ending our offering on June 6, 2014, an increase of $0.9 million in personnel costs and professional fees, and an increase of $0.3 million in other general and administrative costs. During the period we were selling shares of common stock pursuant to our Offering, costs related to our transfer agent were reported in the statement of stockholders’ equity as offering costs.

•	The change in contingent consideration represents an increase in the estimated fair value of the contingent consideration due to a change in the expected timing of additional purchase price payment.

•	Acquisition related expenses increased due to an increase in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. In 2014, we acquired eight real estate investments for an aggregate purchase price of $470.8 million as compared to the acquisition of 12 real estate investments for an aggregate purchase price of $187.6 million in 2013.

•	Asset management fees increased due to an increase in the weighted average assets held of $1,448.1 million as of December 31, 2014, as compared to $529.7 million as of December 31, 2013.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $1,344.6 million as of December 31, 2014, as compared to $487.0 million as of December 31, 2013.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,

	2014	2013	Change

Changes in other income (expense):
Other interest and dividend income:
Cash deposits interest	$582	$70	$512
Dividends on preferred equity investment	—	—	—
Notes receivables interest and other income	27	(17)	44

Total other interest and dividend income	609	53	556

Interest expense, net:
Interest on notes payable	(17,185)	(8,799)	(8,386)
Interest on unsecured credit facility	(2,662)	(2,476)	(186)
Amortization of deferred financing costs	(2,782)	(1,318)	(1,464)
Capitalized interest	2,338	—	2,338

Total interest expense, net	(20,291)	(12,593)	(7,698)

Total other expense	(19,682)	(12,540)	(7,142)

Net income	$37,631	$14,679	$22,952

•	Interest on notes payable increased due to an increase in the average outstanding balance of our notes payable during 2014 as compared to 2013. The balance of our notes payable was $490.9 million as of December 31, 2014, and $201.2 million as of December 31, 2013.

•	Capitalized interest increased due to two properties under renovation in 2014. During 2013, we did not have any properties under renovation.

Organization and Offering Costs

Prior to the termination of the Offering, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2%, of total gross offering proceeds, which were approximately $1,716,046,000.

As of December 31, 2015, we had incurred approximately $149,000 in other offering costs related to the DRIP Offerings.

For a further discussion of other organization and offering costs, see Note 12—“Related-Party Transactions and Arrangements” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Preferred Equity Investment

During the year ended December 31, 2015, we invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the year ended December 31, 2015, we recognized dividend income related to our Preferred Equity Investment of approximately $7,820,000. For a further discussion of our Preferred Equity Investment, see Note 2—“Summary of Significant Accounting Policies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Distributions to Stockholders

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our Offerings. For the year ended December 31, 2014, our cash flows provided by operations of approximately $70.1 million was a shortfall of $24.3 million, or 25.7%, of our distributions (total distributions were approximately $94.4 million, of which $44.0 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP and the First DRIP Offering) during such period and such shortfall was paid from proceeds from our Offering. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, suspension and/or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions with the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute your interest in us if we sell shares of our common stock to third party investors. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invest in us before we generate significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flow from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.

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

The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
Character of Distributions:	2015	2014	2013
Ordinary dividends	46.69%	39.95%	61.48%
Nontaxable distributions	53.31%	60.05%	38.52%

Total	100.00%	100.00%	100.00%

Share Repurchase Program

We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP, which terminated on June 6, 2014, and the DRIP Offerings.

Repurchases of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2015, we received valid repurchase requests relating to approximately 983,000 shares, which were repurchased in full for an aggregate purchase price of $9,461,000 (an average of $9.62 per share) under our share repurchase program. During the year ended December 31, 2014, we received valid repurchase requests relating to approximately 423,000 shares, which were repurchased in full for an aggregate purchase price of $4,087,000 (an average of $9.66 per share) under our share repurchase program.

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

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, for the payment of acquisition related costs, capital expenditures, operating expenses, distributions and repurchases to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds equal to amounts reinvested in the DRIP Offerings and future proceeds from secured and unsecured financings to complete future real estate-related investments. As our Offering terminated on June 6, 2014, we expect to meet future cash needs for real estate-related investments from cash flows from operations, funds equal to amounts reinvested in the DRIP Offerings and debt financings. In addition, cash paid for distributions will be reduced due to the DRIP Offerings. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.

We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. During the fourth quarter 2015, one of our tenants was in non-compliance with certain financial covenants in its respective lease agreement, which violated the covenants in our respective loan agreement. The lender waived compliance with these covenants through November 2015. As of December 31, 2015, the tenant was in compliance with all financial covenants in the lease agreement, therefore, we were in compliance with the covenants in our respective loan agreement.

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

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, borrowings on our unsecured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and repurchases to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our unsecured credit facility and proceeds from secured or unsecured borrowings from banks or other lenders.

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $39.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2015, we had $2.2 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2015, we had approximately $28.5 million in cash and cash equivalents. For the year ended December 31, 2015, we had capital expenditures of $69.4 million that primarily related to two healthcare real estate investments.

Unsecured Credit Facility

As of December 31, 2015, the maximum commitments available under the KeyBank Credit Facility was $475,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to our Operating Partnership’s right to a 12-month extension, and a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to a 12-month extension. Subject to certain conditions, the KeyBank Credit Facility can be increased to $500,000,000. Generally, proceeds of the KeyBank Credit Facility are used to acquire our real estate properties. See Note 8—“Unsecured Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

On August 21, 2015, the Operating Partnership, as borrower, entered into an agreement with KeyBank National Association and other lenders to obtain an unsecured term loan facility in an aggregate maximum principal amount of $135,000,000 under the KeyBank Term Loan Facility. The maturity date of the KeyBank Term Loan Facility is August 21, 2020. Subject to certain conditions, the KeyBank Term Loan Facility can be increased to $300,000,000.

The actual amount of credit available under the Unsecured Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the Unsecured Credit Facility agreement. The unencumbered pool availability under the Unsecured Credit Facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The Unsecured Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by us, our Operating Partnership and its subsidiaries in the event of default. The Unsecured Credit Facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the Unsecured Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements at December 31, 2015.

As of December 31, 2015, we had a total unencumbered pool availability under the Unsecured Credit Facility of $458,975,000 and an aggregate outstanding balance of $293,000,000. As of December 31, 2015, $165,975,000 remained to be drawn under the Unsecured Credit Facility. We believe we were in compliance with all financial covenant requirements as of December 31, 2015.

Financing

We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or fair market value of our real estate and real estate-related investments. For these purposes, the fair market value of each asset is equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2015, our borrowings were 32.8% of the fair market value of our real estate and real estate-related investments.

Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate and real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of each of March 24, 2016 and December 31, 2015, our leverage did not exceed 300.0% of the value of our net assets.

Notes Payable

For a discussion of our notes payable, see Note 7—“Notes Payable” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flows

(in thousands)	For the Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$107,511	$70,132	$25,692
Net cash used in investing activities	$(324,316)	$(1,021,697)	$(578,816)
Net cash provided by financing activities	$132,239	$1,057,147	$556,258

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Operating Activities. During the year ended December 31, 2015, net cash provided by operating activities increased $37.4 million, or 53.3%, to $107.5 million, as compared to $70.1 million for the year ended December 31, 2014. The increase was due to increased revenues from annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities. During the year ended December 31, 2015, net cash used in investing activities decreased $697.4 million, or 68.3%, to $324.3 million, as compared to $1,021.7 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in investments in real estate of $887.6 million, a decrease in real estate deposits of $1.5 million, a decrease in origination costs net of commitment fees related to real estate-related notes receivables of $0.3 million and a decrease in real estate-related notes receivables advances of $17.5 million, partially offset by our Preferred Equity Investment of $127.1 million, our investment in notes receivables of $13.0 million, a decrease in collections of real estate-related notes receivables of $18.0 million and an increase in capital expenditures of $51.4 million.

Financing Activities. During the year ended December 31, 2015, net cash provided by financing activities was $132.2 million. This was primarily due to proceeds of $309.3 million from notes payable and our unsecured credit facility and collections of escrow funds of $2.7 million. We also had cash outflows related to payments of notes payable and our credit facility of $38.9 million, paid distributions of $56.8 million to our stockholders, paid distributions of $2.9 million to noncontrolling interests, paid $3.0 million to escrow funds, paid deferred financing costs of $2.4 million, repurchased common stock of $9.5 million, paid offering costs of $0.1 million and purchased the remaining noncontrolling interest in a consolidated partnership in the amount of $66.2 million. During the year ended December 31, 2014, net cash provided by financing activities was $1,057.1 million.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Operating Activities. During the year ended December 31, 2014, net cash provided by operating activities increased $44.4 million, or 172.8%, to $70.1 million, as compared to $25.7 million for the year ended December 31, 2013. The increase was due to increased revenues from annual rental increases at our same store properties and acquisition of our new operating properties.

Investing Activities. During the year ended December 31, 2014, net cash used in investing activities increased $442.9 million, or 76.5%, to $1,021.7 million for the year ended December 31, 2014, as compared to $578.8 million for the year ended December 31, 2013. The increase was primarily due to an increase in investments in real estate of $462.8 million, an increase in real estate deposits of $2.4 million, a decrease in collections of real estate-related notes receivables of $16.8 million and an increase in capital expenditures of $17.5 million, partially offset by a decrease in origination costs net of commitment fees related to real estate-related notes receivables of $0.4 million, a decrease in real estate-related notes receivables advances of $56.0 million and a decrease in other deposits of $0.2 million.

Financing Activities. During the year ended December 31, 2014, net cash provided by financing activities increased $500.8 million, or 90.0%, to $1,057.1 million for the year ended December 31, 2014, as compared to $556.3 million for the year ended December 31, 2013. The change was primarily due to an increase in net proceeds from the issuance of common stock of $414.6 million, an increase in proceeds from noncontrolling interest in consolidated partnerships of $39.9 million, an increase in net borrowings on our credit facility and notes payable of $71.9 million, a decrease in the purchase of noncontrolling interest in consolidated partnerships of $18.7 million and a decrease in distributions to noncontrolling interests of $0.3 million; offset by an increase in net escrow funds of $8.8 million, an increase in payments of deferred financing costs of $2.7 million, an increase in distributions to stockholders of $29.8 million and an increase in the repurchase of common stock of $3.3 million.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors may reduce the amount of distributions paid or suspend distribution payments at any time and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties and offering proceeds raised in our Offering and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015		2014
Distributions paid in cash - common stockholders	$56,775,000		$44,013,000
Distributions reinvested (shares issued)	67,821,000		50,345,000

Total distributions	$124,596,000		$94,358,000

Source of distributions:
Cash flows provided by operations (1)	$56,775,000	46%	$44,013,000	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	67,821,000	54%	50,345,000	53%

Total sources	$124,596,000	100%	$94,358,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of December 31, 2015 were $10.8 million for common stockholders. These distributions were paid on January 4, 2016.

For the year ended December 31, 2015, we paid and declared distributions of approximately $124.6 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the year ended December 31, 2015 of $127.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to December 31, 2015, see Note 22—“Subsequent Events” to the consolidated financial statements included in this Annual Report on Form 10-K.

Commitments and Contingencies

For a discussion of our commitments and contingencies, see Note 11—“Commitments and Contingencies” to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Debt Service Requirements

One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2015, we had $543.3 million in notes payable outstanding and $293.0 million outstanding under the Unsecured Credit Facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2015, we were in compliance with all such covenants and requirements on our mortgage loans payable and the Unsecured Credit Facility.

In addition, during the year ended December 31, 2015, we entered into five derivative instruments for the purpose of managing or hedging our interest rate risk. The aggregate notional amount under these derivative instruments is $424.0 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2015, we were in compliance with all such cross-default provisions.

Contractual Obligations

As of December 31, 2015, we had approximately $836,332,000 of debt outstanding, of which $543,332,000 related to notes payable and $293,000,000 related to the Unsecured Credit Facility. See Note 7—“Notes Payable” and Note 8—“Unsecured Credit Facility” to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding. Our contractual obligations as of December 31, 2015 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$16,192	$62,778	$2,261	$50,002	$131,233
Interest payments — fixed rate debt	6,000	9,534	6,127	3,240	24,901
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	7,770	257,938	158,294	—	424,002
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	16,955	28,678	3,158	—	48,791
Principal payments — variable rate debt	1,413	106,281	173,403	—	281,097
Interest payments — variable rate debt	6,456	11,213	5,674	—	23,343
Contingent consideration (3)	—	5,340	—	—	5,340
Notes receivables to be funded	1,000	—	—	—	1,000
Capital expenditures	39,541	1,720	—	—	41,261
Ground lease payments	664	1,514	1,547	38,513	42,238

Total	$95,991	$484,996	$350,464	$91,755	$1,023,206

(1)	As of December 31, 2015, we had $424.0 million outstanding on notes payable and borrowings under the Unsecured Credit Facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2015 to calculate the debt payment obligations in future periods.

(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.9 million in cash and a minimum payout of $0 as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 12—“Related-Party Transactions and Arrangements” to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.

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

We, along with others in the real estate industry, consider FFO to be an appropriate supplemental measure of a REIT’s operating performance because it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation and amortization and asset impairment write-downs, which we believe provides a more complete understanding of our performance to investors and to our management, and when compared year over year, reflects the impact on our operations from trends in occupancy.

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

Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use cash flows from operations and debt financings to acquire real estate assets and real estate-related investments, and we intend to begin the process of achieving a liquidity event (i.e., listing of our shares of common stock on a national securities exchange, a merger or sale, the sale of all or substantially all of our assets, or another similar transaction) within five years after the completion of our offering stage, which is generally comparable to other publicly registered, non-listed REITs. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our consolidated statements of comprehensive income, amortization of above and below-market leases, adjustments related to contingent purchase price obligations, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.

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

FFO and MFFO, as described above, should not be construed to be more relevant or accurate than the current GAAP methodology in calculating net income or in its applicability in evaluating our operational performance. The method used to evaluate the value and performance of real estate under GAAP should be construed as a more relevant measure of operating performance and considered more prominently than the non-GAAP FFO and MFFO measures and the adjustments to GAAP in calculating FFO and MFFO. MFFO has not been scrutinized to the level of other similar non-GAAP performance measures by the SEC or any other regulatory body.

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2015		2014		2013
Net income attributable to common stockholders	$63,438		$33,498		$12,658
Adjustments:
Depreciation and amortization	70,711		46,729		18,749
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(6,235)		(4,345)		(3,299)

FFO attributable to common stockholders	$127,914		$75,882		$28,108

Adjustments:
Acquisition related expenses (1)	$3,696		$10,653		$5,615
Amortization of intangible assets and liabilities (2)	(8,029)		(4,048)		(3,758)
Change in fair value of contingent consideration	(1,230)		340		—
Straight-line rents (3)	(21,889)		(17,664)		(5,398)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	4,752	(4)	2,794	(5)	2,041	(6)

MFFO attributable to common stockholders	$105,214		$67,957		$26,608

Weighted average common shares outstanding - basic	178,521,807		143,682,692		42,207,714

Weighted average common shares outstanding - diluted	178,539,609		143,700,672		42,224,944

Net income per common share - basic	$0.36		$0.23		$0.30

Net income per common share - diluted	$0.36		$0.23		$0.30

FFO per common share - basic	$0.72		$0.53		$0.67

FFO per common share - diluted	$0.72		$0.53		$0.67

(1)	In evaluating investments in real estate assets, management differentiates the costs to acquire the investment from the operations derived from the investment. Such information would be comparable only for publicly registered, non-listed REITs that have completed their acquisitions activities and have other similar operating characteristics. By excluding expensed acquisition related expenses, management believes MFFO provides useful supplemental information that is comparable for each type of real estate investment and is consistent with management’s analysis of the investing and operating performance of our properties. Acquisition fees and expenses include payments in cash to our Advisor and third parties. Acquisition fees and expenses incurred in a business combination, under GAAP, are considered operating expenses and as expenses are included in the determination of net income, which is a performance measure under GAAP. All paid and accrued acquisition fees and expenses will have negative effects on returns to investors, the potential for future distributions, and cash flows generated by us, unless earnings from operations or net sales proceeds from the disposition of properties are generated to cover the purchase price of the property, these fees and expenses and other costs related to the property.

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

(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)	Of this amount, $774,000 related to straight-line rents and $3,978,000 related to above- and below-market leases.

(5)	Of this amount, $1,338,000 related to straight-line rents and $1,456,000 related to above- and below-market leases.

(6)	Of this amount, $583,000 related to straight-line rents and $1,458,000 related to above- and below-market leases.

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015
Net income attributable to common stockholders	$21,088		$13,572		$16,764		$12,014
Adjustments:
Depreciation and amortization	18,993		19,490		16,445		15,783
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(2,672)		(876)		(1,333)		(1,354)

FFO attributable to common stockholders (8)	$37,409		$32,186		$31,876		$26,443

Adjustments:
Acquisition related expenses (1)	$42		$—		$509		$3,145
Amortization of intangible assets and liabilities (2)	(4,253)		(1,022)		(1,020)		(1,734)
Change in fair value of contingent consideration	(1,690)		160		150		150
Straight-line rents (3)	(6,102)		(4,326)		(5,694)		(5,767)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	2,394	(4)	484	(5)	925	(6)	949	(7)

MFFO attributable to common stockholders (8)	$27,800		$27,482		$26,746		$23,186

Weighted average common shares outstanding - basic	180,788,544		179,270,022		177,731,803		176,117,122

Weighted average common shares outstanding - diluted	180,802,982		179,286,709		177,746,071		176,133,630

Net income per common share - basic	$0.12		$0.08		$0.09		$0.07

Net income per common share - diluted	$0.12		$0.08		$0.09		$0.07

FFO per common share - basic	$0.21		$0.18		$0.18		$0.15

FFO per common share - diluted	$0.21		$0.18		$0.18		$0.15

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

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.
(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)	Of this amount, $(491,000) related to straight-line rents and $2,885,000 related to above- and below-market leases.

(5)	Of this amount, $120,000 related to straight-line rents and $364,000 related to above- and below-market leases.

(6)	Of this amount, $560,000 related to straight-line rents and $365,000 related to above- and below-market leases.

(7)	Of this amount, $585,000 related to straight-line rents and $364,000 related to above- and below-market leases.

(8)	Subsequent to the filing of the Quarterly Report on Form 10-Q for the period ended September 30, 2015, we updated FFO and MFFO calculations to reflect an adjustment for depreciation and amortization related to the full amortization of lease intangibles associated with a lease termination. This resulted in additional positive impact to FFO and MFFO in the amount of $3,121,000 for the quarter ended September 30, 2015.

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

The following table summarizes our debt outstanding as of December 31, 2015 (amounts in thousands):

December 31, 2015
Notes payable:
Fixed rate notes payable	$131,233
Variable rate notes payable fixed through interest rate swaps	369,002
Variable rate notes payable	43,097

Total notes payable	543,332

Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	55,000
Variable rate unsecured credit facility	238,000

Total unsecured credit facility	293,000

Total debt outstanding (1)	$836,332

(1)	As of December 31, 2015, the weighted average interest rate on our total debt outstanding was 3.9%.

As of December 31, 2015, $281.1 million of the $836.3 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.5% per annum. As of December 31, 2015, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.4 million per year, assuming all of our derivatives remained effective hedges.

As of December 31, 2015, we had 14 interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $424.0 million and an aggregate settlement value of $(3.2) million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2015, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement value of these interest rate swaps to $2.6 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report on Form 10-K was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2015, were effective at a reasonable assurance level.

(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting that occurred during the three months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference to our definitive proxy statement to be filed with the SEC with respect to our 2016 annual meeting of stockholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

(a)(1) Consolidated Financial Statements:

The index of the consolidated financial statements contained herein is set forth on page F-1 hereof.

(a)(2) Financial Statement Schedules:

The financial statement schedules are listed in the index to consolidated financial statements on page F-1 hereof.

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

OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Tampa, Florida

March 28, 2016

Certified Public Accountants

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Carter Validus Mission Critical REIT, Inc.

We have audited the accompanying consolidated statements of comprehensive income, stockholders’ equity and cash flows of Carter Validus Mission Critical REIT, Inc. for the year ended December 31, 2013. Our audit also included the financial statement schedule for the year ended December 31, 2013 listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Carter Validus Mission Critical REIT, Inc. for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information for the year ended December 31, 2013 set forth therein.

/s/ Ernst & Young LLP

Certified Public Accountants

Tampa, Florida

March 26, 2015

PART 1. FINANCIAL STATEMENTS

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2015	December 31, 2014
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$173,182	$153,998
Buildings and improvements, less accumulated depreciation of $100,142 and $52,785, respectively ($86,200 and $87,850, respectively, related to VIE)	1,753,568	1,584,801
Construction in process	9,438	53,552

Total real estate, net ($90,480 and $92,130, respectively, related to VIE)	1,936,188	1,792,351
Cash and cash equivalents ($1,060 and $1,397, respectively, related to VIE)	28,527	113,093
Preferred equity investment	127,147	—
Real estate-related notes receivables	514	23,535
Acquired intangible assets, less accumulated amortization of $37,374 and $21,759, respectively ($7,416 and $11,314, respectively, related to VIE)	197,530	204,436
Other assets ($6,651 and $5,126, respectively, related to VIE)	99,339	57,427

Total assets	$2,389,245	$2,190,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable ($52,271 and $53,031, respectively, related to VIE)	$543,332	$490,909
Credit facility	293,000	75,000
Accounts payable due to affiliates ($41 and $17, respectively, related to VIE)	2,164	1,833
Accounts payable and other liabilities ($1,689 and $1,473, respectively, related to VIE)	35,457	31,829
Intangible lease liabilities, less accumulated amortization of $12,614 and $10,774, respectively ($9,244 and $14,445, respectively, related to VIE)	53,116	60,678

Total liabilities	927,069	660,249
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 182,707,901 and 175,561,681 shares issued, respectively; 181,200,952 and 175,038,055 shares outstanding, respectively	1,812	1,750
Additional paid-in capital	1,591,076	1,557,623
Accumulated distributions in excess of earnings	(161,798)	(100,273)
Accumulated other comprehensive loss	(2,580)	(1,161)

Total stockholders’ equity	1,428,510	1,457,939
Noncontrolling interests	33,666	72,654

Total equity	1,462,176	1,530,593

Total liabilities and stockholders’ equity	$2,389,245	$2,190,842

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2015	2014	2013
Revenue:
Rental and parking revenue	$195,789	$137,302	$52,944
Tenant reimbursement revenue	18,641	14,367	9,538
Real estate-related notes receivables interest income	389	2,622	5,817

Total revenue	214,819	154,291	68,299
Expenses:
Rental and parking expenses	27,409	20,687	11,915
General and administrative expenses	6,340	4,887	2,458
Change in fair value of contingent consideration	(1,230)	340	—
Acquisition related expenses	3,696	10,653	5,615
Asset management fees	18,027	13,682	2,343
Depreciation and amortization	70,711	46,729	18,749

Total expenses	124,953	96,978	41,080
Income from operations	89,866	57,313	27,219

Other income (expense):
Other interest and dividend income	8,536	609	53
Interest expense, net	(30,026)	(20,291)	(12,593)

Total other expense	(21,490)	(19,682)	(12,540)

Net income	68,376	37,631	14,679
Net income attributable to noncontrolling interests in consolidated partnerships	(4,938)	(4,133)	(2,021)

Net income attributable to common stockholders	$63,438	$33,498	$12,658

Other comprehensive income (loss):
Unrealized (loss) income on interest rate swaps, net	$(1,045)	$(2,135)	$1,563

Other comprehensive (loss) income	(1,045)	(2,135)	1,563
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	106	374	—

Other comprehensive (loss) income attributable to common stockholders	(939)	(1,761)	1,563

Comprehensive income	67,331	35,496	16,242
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(4,832)	(3,759)	(2,021)

Comprehensive income attributable to common stockholders	$62,499	$31,737	$14,221

Weighted average number of common shares outstanding:
Basic	178,521,807	143,682,692	42,207,714

Diluted	178,539,609	143,700,672	42,224,944

Net income per common share attributable to common stockholders:
Basic	$0.36	$0.23	$0.30

Diluted	$0.36	$0.23	$0.30

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except for share data)

			Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Common Stock
	No. of Shares	Par Value					Noncontrolling Interests	Total Equity
Balance, December 31, 2012	20,241,478	$202	$172,602	$(16,393)	$(963)	$155,448	$48,430	$203,878
Issuance of common stock	51,684,505	517	513,419	—	—	513,936	—	513,936
Vesting of restricted stock	6,000	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	1,286,028	13	12,204	—	—	12,217	—	12,217
Purchase of noncontrolling interests	—	—	(3,750)	—	—	(3,750)	(15,000)	(18,750)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,364)	(3,364)
Distributions declared to common stockholders	—	—	—	(29,419)	—	(29,419)	—	(29,419)
Commissions on sale of common stock and related dealer-manager fees	—	—	(47,499)	—	—	(47,499)	—	(47,499)
Other offering costs	—	—	(5,246)	—	—	(5,246)	—	(5,246)
Repurchase of common stock	(80,442)	(1)	(782)	—	—	(783)	—	(783)
Stock-based compensation	—	—	71	—	—	71	—	71
Other comprehensive income	—	—	—	—	1,563	1,563	—	1,563
Net income	—	—	—	12,658	—	12,658	2,021	14,679

Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$609,196	$32,087	$641,283

Issuance of common stock	97,015,863	970	965,241	—	—	966,211	—	966,211
Vesting of restricted stock	8,250	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	5,299,423	53	50,292	—	—	50,345	—	50,345
Contributions from noncontrolling interests	—	—	—	—	—	—	39,914	39,914
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,106)	(3,106)
Distributions declared to common stockholders	—	—	—	(100,617)	—	(100,617)	—	(100,617)
Commissions on sale of common stock and related dealer-manager fees	—	—	(90,665)	—	—	(90,665)	—	(90,665)
Other offering costs	—	—	(4,275)	—	—	(4,275)	—	(4,275)
Repurchase of common stock	(423,050)	(4)	(4,083)	—	—	(4,087)	—	(4,087)
Stock-based compensation	—	—	94	—	—	94	—	94
Other comprehensive loss	—	—	—	—	(1,761)	(1,761)	(374)	(2,135)
Net income	—	—	—	33,498	—	33,498	4,133	37,631

Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593

Vesting of restricted stock	10,500	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock under the distribution reinvestment plan	7,135,720	72	67,749	—	—	67,821	—	67,821
Purchase of noncontrolling interests	—	—	(24,786)	—	(480)	(25,266)	(40,933)	(66,199)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,887)	(2,887)
Distributions declared to common stockholders	—	—	—	(124,963)	—	(124,963)	—	(124,963)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Repurchase of common stock	(983,323)	(10)	(9,451)	—	—	(9,461)	—	(9,461)
Stock-based compensation	—	—	90	—	—	90	—	90
Other comprehensive loss	—	—	—	—	(939)	(939)	(106)	(1,045)
Net income	—	—	—	63,438	—	63,438	4,938	68,376

Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$68,376	$37,631	$14,679
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,711	46,729	18,749
Amortization of deferred financing costs	3,947	2,782	1,318
Amortization of above-market leases	403	235	159
Amortization of intangible lease liabilities	(8,432)	(4,273)	(3,918)
Amortization of real estate-related notes receivables origination costs and commitment fees	114	1,192	(183)
Bad debt expense	3,376	—	—
Straight-line rent	(21,889)	(17,664)	(5,398)
Stock-based compensation	90	94	71
Change in fair value of contingent consideration	(1,230)	340	—
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,979	3,235	2,107
Accounts payable due to affiliates	331	1,137	20
Other assets	(10,265)	(1,306)	(1,912)

Net cash provided by operating activities	107,511	70,132	25,692

Cash flows from investing activities:
Investment in real estate	(123,753)	(1,011,333)	(548,587)
Capital expenditures	(69,391)	(17,948)	(449)
Real estate deposits, net	(258)	(1,769)	573
Other deposits	—	—	(167)
Real estate-related notes receivables advances	(267)	(17,791)	(73,766)
Collections of real estate-related notes receivables	9,500	27,500	44,300
Preferred equity investment	(127,147)	—	—
Investment in notes receivables	(13,000)	—	—
Origination costs net of commitment fees related to real estate-related notes receivables	—	(356)	(720)

Net cash used in investing activities	(324,316)	(1,021,697)	(578,816)

Cash flows from financing activities:
Proceeds from notes payable	$64,305	$297,316	$47,625
Payments on notes payable	(11,882)	(7,584)	(3,295)
Proceeds from credit facility	245,000	20,000	166,520
Payments on credit facility	(27,000)	(97,000)	(70,020)
Payments of deferred financing costs	(2,434)	(7,154)	(4,406)
Repurchase of common stock	(9,461)	(4,087)	(783)
Offering costs	(149)	(94,940)	(57,413)
Distributions to stockholders	(56,775)	(44,013)	(14,176)
Proceeds from issuance of common stock	—	966,211	513,936
Payments to escrow funds	(2,952)	(12,527)	(2,687)
Collections of escrow funds	2,673	4,117	3,071
Purchase of noncontrolling interest in consolidated partnerships	(66,199)	—	(18,750)
Proceeds from noncontrolling interest in consolidated partnerships	—	39,914	—
Distributions to noncontrolling interests in consolidated partnerships	(2,887)	(3,106)	(3,364)

Net cash provided by financing activities	132,239	1,057,147	556,258

Net change in cash and cash equivalents	(84,566)	105,582	3,134
Cash and cash equivalents - Beginning of year	113,093	7,511	4,377

Cash and cash equivalents - End of year	$28,527	$113,093	$7,511

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $4,253, $2,338 and $0, respectively	$29,454	$18,609	$10,949
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$67,821	$50,345	$12,217
Net unrealized (loss) gain on interest rate swap	$(1,045)	$(2,135)	$1,563
Real estate-related notes receivables converted to investment in real estate	$13,674	$20,000	$—
Accrued contingent consideration	$—	$6,230	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

As of December 31, 2015, the Company owned 48 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 79 properties located in 44 metropolitan statistical areas, or MSAs. As of December 31, 2015, the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, or the Preferred Equity Investment.

The Company ceased offering shares of common stock in its initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the Second DRIP Offering (as defined below) until such time as the Company sells all of the shares registered for sale under the Second DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the Second DRIP Offering is terminated by the Company’s board of directors.

On April 14, 2014, the Company registered 10,526,315 shares of common stock with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-195258), or the First DRIP Offering. On November 25, 2015, the Company registered an additional 10,473,946 shares of common stock for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3 (Registration No. 333-208201), or the Second DRIP Offering. The Company refers to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with the Offering, the Offerings. As of December 31, 2015, the Company had issued approximately 182,659,000 shares of common stock in the Offerings for gross proceeds of $1,811,682,000, before share repurchases of $14,527,000 and offering costs, selling commissions and dealer manager fees of $174,775,000.

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

As of December 31, 2015, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance. See Note 3—“Real Estate Investments.”

Notes Receivables

Notes receivables are recorded at stated principal amounts net of any discount or premium and deferred loan origination costs or fees. The related discounts or premiums are accreted or amortized over the life of the notes receivables, as applicable. The Company defers certain loan origination and commitment fees and amortizes them as an adjustment of yield over the term of the note receivable. The related accretion of discounts and/or amortization of premiums and origination costs are recorded in other interest and dividend income in the accompanying consolidated statements of comprehensive income.

The Company evaluates the collectability of both interest and principal on each note receivable, primarily through the evaluation of credit quality indicators such as underlying collateral and payment history. The Company does not intend to sell its investments in notes receivables and it is not likely that the Company will be required to sell its investments in notes receivables before recovery of their amortized cost basis, which may be at maturity. There were no amounts past due on notes receivables as of December 31, 2015. A note receivable is considered to be impaired, when based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. If a note receivable is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note receivable’s effective interest rate or to the value of the underlying collateral if the note receivable is collateral dependent. Interest income on notes receivables is accrued as earned. Interest income on an impaired note receivable is recognized on a cash basis. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. No impairment losses were recorded related to investments in notes receivables for the years ended December 31, 2015, 2014 and 2013. In addition, no allowances for uncollectability were recorded related to investments in notes receivables as of December 31, 2015 and December 31, 2014.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are made and evaluated on an on going basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Real estate assets, other than land, are depreciated or amortized on a straight-line basis over each asset’s useful life. The Company estimated the useful lives of its assets by class as follows (amounts in thousands):

		Balances of Major Classes of Assets as of December 31, 2015
Buildings and improvements	15 – 40 years	$1,701,418
Tenant improvements	Shorter of lease term or expected useful life	$32,026
Furniture, fixtures, and equipment	3 – 10 years	$—
Improvements in process	—	$20,124

Allocation of Purchase Price of Real Estate

Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. The Company determined that properties acquired with an existing lease in place and continuous revenue stream are accounted as business combinations and properties acquired without an existing lease in place and without a continuous revenue stream are accounted for as asset acquisitions.

Business Combinations

Upon the acquisition of real properties determined to be business combinations, the Company allocates the purchase price of such properties to acquired tangible assets, consisting of land and buildings, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases, based in each case on their estimated fair values.

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

Acquisition Fees and Expenses

Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized.

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

Unsecured credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the fixed rate unsecured credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.

Unsecured credit facility—Variable Rate—The carrying value of the variable rate unsecured credit facility approximates fair value as the interest on the variable rate unsecured credit facility is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company’s variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.

Notes receivables—The fair value is estimated by discounting the expected cash flows on the notes at interest rates at which management believes similar loans would be made.

Contingent consideration liability—The fair value is estimated by using an income approach, which is determined based on the present value of probability-weighted future cash flows.

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

Preferred Equity Investment—The fair value is determined by using a dividend discount model, which calculates the present value of the future cash payment, discounted back to the present value using a discount rate that embodies the risk associated with the investment.

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

Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the year ended December 31, 2015, the Company recorded $3,376,000 in bad debt expense related to a lease termination at a property. Bad debt expenses are recognized in the accompanying consolidated statements of comprehensive income as a deduction from the rental and parking revenue. No allowances for uncollectible tenant receivables were recorded as of December 31, 2015 and December 31, 2014.

Income Taxes

The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it will be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.

The dividends paid deduction of a REIT for qualifying dividends paid to its stockholders is computed using the Company’s taxable income as opposed to net income reported in the consolidated financial statements. Taxable income, generally, will differ from net income reported in the consolidated financial statements because the determination of taxable income is based on tax provisions and not financial accounting principles.

The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2015, 2014 and 2013. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination is 2012.

Concentration of Credit Risk and Significant Leases

As of December 31, 2015, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of December 31, 2015, the Company owned real estate investments in 44 MSAs, (including one real estate investment owned through a consolidated partnership), three of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA and the Houston-the Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 13.5%, 11.9% and 10.5%, respectively, of rental revenue for the year ended December 31, 2015.

For the year ended December 31, 2015, the Company’s two reportable business segments, data centers and healthcare, accounted for 52.2% and 47.8%, respectively, of rental revenue.

As of December 31, 2015, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 12.9% and 10.2%, respectively, of rental revenue for the year ended December 31, 2015.

Stock-based Compensation

The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the share awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 9—“Stock-based Compensation” for a further discussion of stock-based compensation awards.

Stockholders’ Equity

As of December 31, 2015, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2015, the Company had approximately 182,708,000 shares of common stock issued and 181,201,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2014, the Company had approximately 175,562,000 shares of common stock issued and 175,038,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offering during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. During the year ended December 31, 2015, the Company received valid repurchase requests related to approximately 983,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $9,461,000 (an average of $9.62 per share). During the year ended December 31, 2014, the Company received valid repurchase requests related to approximately 423,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $4,087,000 (an average of $9.66 per share).

Distribution Policy and Distributions Payable

In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2015, the Company had aggregate distributions, since inception, of approximately $251,790,000 ($118,392,000 in cash and $133,398,000 of which were reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings), calculated at the current annualized rate of 7.0%. The Company’s distributions declared per common share were $0.70 for the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, the Company had distributions payable of approximately $10,776,000. Of those payable distributions, $4,936,000 was paid in cash and $5,840,000 was reinvested in shares of common stock pursuant to the Second DRIP Offering on January 4, 2016.

Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the years ended December 31, 2015, 2014 and 2013, diluted earnings per share reflected the effect of approximately 18,000, 18,000 and 17,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Preferred Equity Investment

The Company accounts for the Preferred Equity Investment as an asset under the cost method of accounting, as the Company exercises no influence over the investee. The Company recognizes dividends as other interest and dividend income in the consolidated statements of comprehensive income.

The Company evaluates its investment in the Preferred Equity Investment on a periodic basis for impairment. If the Company determines that the fair value of the Preferred Equity Investment is less than its cost at the balance sheet date of the reporting period for which impairment is assessed and the impairment is determined to be other than temporary, the Company will recognize an impairment loss and the then fair value of the investment would then become the new cost basis. If the impairment is temporary, the Company will not recognize an impairment loss. No impairment losses have been recorded to date.

Reportable Segments

ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2015 and 2014, the Company operated through two reportable business segments – commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 13—“Segment Reporting” for further discussion on the reportable segments of the Company.

Derivative Instruments and Hedging Activities

As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the gain or loss is recognized in the consolidated statements of comprehensive income during the current period.

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

In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income during the current period.

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

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02, that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment affects the following areas: limited partnerships and similar legal entities, evaluating fees paid to a decision maker or a service provider as a variable interest, the effect of fee arrangements on the primary beneficiary determination and certain investment funds. Under the amendment, all reporting entities are within the scope of ASC Subtopic 810-10, Consolidation—Overall, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. In addition, fees paid to decision makers that meet certain conditions no longer cause decision makers to consolidate variable interest entities in certain instances. The amendment is effective for public business entities for periods beginning after December 15, 2015. Early adoption of ASU 2015-02 is permitted. The adoption of ASU 2015-02 during the first quarter of 2016 will not have a material impact on the Company’s financial position or results of operations, but may result in additional disclosures.

On April 7, 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU 2015-03, that intends to simplify the presentation of debt issuance costs. The amendment requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. On August 18, 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 Emerging Issues Task Force Meeting (SEC Update), or ASU 2015-15, which clarified that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Both ASU 2015-03 and ASU 2015-15 are effective for public business entities for fiscal years beginning after December 15, 2015, and are to be applied retrospectively, with early adoption permitted. The Company will adopt ASU 2015-03 in the first quarter of 2016, which will result in a decrease to total assets and liabilities of the net unamortized balance of debt issuance costs, which is $6,804,000 at December 31, 2015, exclusive of the Company’s revolving line of credit portion of its credit facility. Debt issuance costs related to the revolving line of credit portion of its credit facility will remain an asset.

On September 25, 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, or ASU 2015-16, which eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. ASU 2015-16 requires that the acquirer recognize adjustments to the provisional amounts recorded in the reporting period when the adjustments are determined. The effects of adjustments (such as depreciation, amortization, or other income effects) to provisional amounts to periods after the acquisition date are included in the earnings of the current reporting period. The amendment is effective for public business entities for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. Early adoption of ASU 2015-16 is permitted. The Company’s adoption of ASU 2015-02 during the first quarter of 2016 will not have a material impact on the Company’s financial position or results of operations, but may result in additional disclosures.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, or ASU 2016-01, which affects the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. Under ASU 2016-01, all equity instruments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. ASU 2016-01 eliminates available-for-sale classification (changes in fair value reported in other comprehensive income) for equity securities with readily determinable fair values. In addition, for equity investments without readily determinable fair values, the cost method is also eliminated. Equity investments without readily determinable fair values will be able to elect to record the investment at cost, less impairment, and plus or minus subsequent adjustments for observable price changes. Changes in the basis of these equity investments will be reported in earnings. ASU 2016-01 is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Entities should apply the amendments as a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impact ASU-2016-01 will have on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which amends the guidance on accounting for leases. Under ASU 2016-02, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under ASU 2016-02, lessor accounting is largely unchanged. It also includes extensive amendments to the disclosure requirements. ASU 2016-02 requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 3—Real Estate Investments

During the year ended December 31, 2015, the Company completed the acquisition of two healthcare real estate investments, which were determined to be business combinations, for an aggregate purchase price of $137,427,000, plus closing costs, or the 2015 Acquisitions. The aggregate purchase price was settled net of the outstanding balance of real estate-related notes receivables due to the Company in the amount of $13,674,000, which reduced the total cash paid to $123,753,000. The Company funded the purchase price of the 2015 Acquisitions using net cash proceeds from the Offerings and its unsecured credit facility. The following table summarizes the 2015 Acquisitions:

Property Description	Date Acquired	Ownership Percentage
Landmark Hospital of Savannah	01/15/2015	100%
21st Century Oncology Portfolio (1)	03/31/2015; 04/20/2015	100%

(1)	Portfolio consists of 20 real estate properties, 18 of which were purchased on March 31, 2015 and two of which were purchased on April 20, 2015.

Results of operations for the 2015 Acquisitions are reflected in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2015 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through December 31, 2015, the Company recognized $9,109,000 of revenues and net income of $1,018,000 for the 2015 Acquisitions. In addition, during the years ended December 31, 2015, 2014 and 2013, the Company incurred aggregate charges related to acquisition fees and costs of $3,473,000, $10,308,000 and $5,138,000, respectively, in connection with acquisitions determined to be business combinations, which are included in the accompanying consolidated statements of comprehensive income. The total amount of all acquisition fees and expenses is limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the years ended December 31, 2015, 2014 and 2013, acquisition fees and expenses did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.

As of December 31, 2015, the Company completed its fair value purchase price allocation for the 2015 Acquisitions. The following table summarizes the Company’s allocation of the fair value purchase price of the 2015 Acquisitions acquired during the year ended December 31, 2015 (amounts in thousands):

Total
Land	$19,184
Buildings and improvements	101,466
In-place leases	15,810
Tenant improvements	1,124
Above-market leases	713

Total assets acquired	138,297

Below-market leases	(870)

Net assets acquired	$137,427

Assuming the 2015 Acquisitions described above had occurred on January 1, 2014, pro forma revenues, net income and net income attributable to common stockholders would have been as follows (amounts in thousands, unaudited):

	For the Year Ended December 31,
	2015	2014
Pro forma basis:
Revenues	$217,493	$184,202
Net income	$73,148	$61,385
Net income attributable to common stockholders	$68,210	$57,252
Net income per common share attributable to common stockholders:
Basic	$0.38	$0.35
Diluted	$0.38	$0.35

The pro forma information for the year ended December 31, 2015 was adjusted to exclude $3,473,000 of acquisition expenses recorded during such period. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2014, nor is it necessarily indicative of future operating results.

Consolidated Partnership

Bay Area Regional Medical Center

On July 11, 2014, the Company, through a wholly-owned consolidated subsidiary of the Operating Partnership, completed the acquisition of a healthcare property, or the Bay Area Regional Medical Center, for a purchase price of $198,000,000, plus closing costs. The acquisition of the Bay Area Regional Medical Center was funded by a $100,000,000 loan, a $39,900,000 equity investment from an unaffiliated investor in exchange for a 40% ownership interest in the Bay Area Regional Medical Center and a $73,847,000 equity investment by the Operating Partnership for a 60% ownership interest in the Bay Area Regional Medical Center.

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

The Company concluded that the entity that owns the 180 Peachtree Data Center is a VIE as the entity had insufficient equity to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact the entity, it is the primary beneficiary of the entity and, therefore, has consolidated the entity that owns the 180 Peachtree Data Center. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying consolidated balance sheets. For the year ended December 31, 2015, total revenue and net income related to the 180 Peachtree Data Center were $19,902,000 and $3,811,000, respectively. For the year ended December 31, 2014, total revenue and net income related to the 180 Peachtree Data Center were $17,493,000 and $3,432,000, respectively. For the year ended December 31, 2015, cash flows related to the 180 Peachtree Data Center consisted of $4,407,000 in cash provided by operating activities, $1,162,000 in cash used in investing activities and $3,582,000 in cash used in financing activities. For the year ended December 31, 2014, cash flows related to the 180 Peachtree Data Center consisted of $4,928,000 in cash provided by operating activities, $226,000 in cash used in investing activities and $3,716,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Note 4—Acquired Intangible Assets, Net

Acquired intangible assets, net consisted of the following as of December 31, 2015 and 2014 (amounts in thousands, except weighted average life amounts):

	December 31, 2015	December 31, 2014
In-place leases, net of accumulated amortization of $36,260 and $21,099, respectively (with a weighted average remaining life of 14.3 years and 15.1 years, respectively)	$191,470	$198,635
Above-market leases, net of accumulated amortization of $932 and $529, respectively (with a weighted average remaining life of 11.1 years and 11.4 years, respectively)	3,428	3,118
Ground lease interest, net of accumulated amortization of $182 and $131, respectively (with a weighted average remaining life of 60.4 years and 61.2 years, respectively)	2,632	2,683

	$197,530	$204,436

The aggregate weighted average remaining life of the acquired intangible assets was 14.9 years and 15.6 years as of December 31, 2015 and December 31, 2014, respectively.

Amortization expense for the in-place leases and ground leases for the years ended December 31, 2015, 2014 and 2013 was $23,028,000, $13,204,000 and $5,287,000, respectively. Amortization of the above-market leases for the years ended December 31, 2015, 2014 and 2013 was $403,000, $235,000 and $159,000, respectively, and is reconciled as an adjustment to rental income in the accompanying consolidated statements of comprehensive income.

Estimated amortization expense on the acquired intangible assets as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$17,131
2017	16,810
2018	16,759
2019	16,759
2020	16,626
Thereafter	113,445

$197,530

Note 5—Other Assets

Other assets consisted of the following as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Deferred financing costs, net of accumulated amortization of $8,479 and $4,532, respectively	$9,659	$11,172
Lease commissions, net of accumulated amortization of $227 and $54, respectively	4,194	394
Investments in unconsolidated partnerships	100	106
Tenant receivable	5,318	3,361
Notes receivables	13,000	—
Straight-line rent receivable	47,807	25,566
Restricted cash held in escrow	13,661	13,382
Real estate escrow deposits	450	250
Restricted cash	882	734
Derivative assets	61	273
Prepaid and other assets	4,207	2,189

	$99,339	$57,427

Amortization of deferred financing costs for the years ended December 31, 2015, 2014 and 2013 was $3,947,000, $2,782,000 and $1,318,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income. Amortization of lease commissions for the years ended December 31, 2015, 2014 and 2013 was $173,000, $33,000 and $15,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive income.

Note 6—Future Minimum Rent

Rental Income

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreement. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental income from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$181,380
2017	184,753
2018	187,907
2019	190,706
2020	191,636
Thereafter	1,763,666

$2,700,048

Rental Expense

The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum rent obligations under non-cancelable ground leases as of December 31, 2015 and for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$700
2017	700
2018	702
2019	746
2020	746
Thereafter	38,273

$41,867

Note 7—Notes Payable

The Company had $543,332,000 and $490,909,000 outstanding in notes payable collateralized by real estate assets as of December 31, 2015 and 2014, respectively. As of December 31, 2015, the notes payable weighted average interest rate was 4.7%.

The following table summarizes the notes payable balances as of December 31, 2015 and December 31, 2014 (amounts in thousands):

	Interest Rates (1)
	Range	Weighted Average	Maturity Date	December 31, 2015	December 31, 2014
Fixed rate notes payable	4.1% - 5.9%	5.1%	08/06/2016 - 04/10/2022	$131,233	$134,271
Variable rate notes payable fixed through interest rate swaps	3.5% - 6.3%	4.6%	08/21/2017 - 07/11/2019	369,002	206,162
Variable rate notes payable	3.5% - 4.7%	4.2%	01/26/2019 - 07/11/2019	43,097	150,476

				$543,332	$490,909

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2015.

Significant loan activity since December 31, 2014, excluding scheduled principal payments, include:

•	The Company exercised its option to draw an additional $37,000,000 under a certain note payable with a variable interest rate at the 30-day London interbank offered rate, or LIBOR, plus 225 basis points with a maturity date of February 26, 2019, or the AT&T California Data Center Loan. Coincident with the AT&T California Data Center Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the AT&T California Data Center Loan at 3.7% per annum.

•	The Company exercised its option to draw an additional $27,305,000 under a certain note payable with a variable interest rate at the 30-day LIBOR rate plus 225 basis points with a maturity date of December 10, 2018, or the AT&T Tennessee Data Center Loan. Coincident with the AT&T Tennessee Data Center Loan, the Company entered into an interest rate swap agreement to effectively fix the variable interest rate on the AT&T Tennessee Data Center Loan at 3.5% per annum.

•	During the fourth quarter 2015, one of the Company’s tenants was in non-compliance with certain financial covenants in its respective lease agreement, which violated the covenants in the Company’s respective loan agreement. The lender waived compliance with these covenants through November 2015. As of December 31, 2015, the tenant was in compliance with all financial covenants in the lease agreement, therefore, the Company was in compliance with the covenants in its respective loan agreement.

•	As of December 31, 2015, the Company had seven variable rate notes payable that were fixed through interest rate swaps.

The principal payments and balloon payments due on the notes payable as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Principal Payments	Balloon Payments	Total Amount
2016	$13,005	$13,441	$26,446
2017	12,377	180,066	192,443
2018	10,350	65,133	75,483
2019	3,548	194,250	197,798
2020	1,160	—	1,160
Thereafter	1,380	48,622	50,002

	$41,820	$501,512	$543,332

Note 8—Unsecured Credit Facility

On August 21, 2015, the Operating Partnership and certain of the Company’s subsidiaries amended certain agreements related to the Company’s credit facility with KeyBank National Association, or the KeyBank Credit Facility, to add certain banks as lenders and to increase the maximum commitments available under the KeyBank Credit Facility from $365,000,000 to an aggregate of up to $475,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, and a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension. The new and existing lenders agreed to continue to make the loans on an unsecured basis. Subject to certain conditions, the KeyBank Credit Facility can be increased to $500,000,000.

On August 21, 2015, the Operating Partnership, as borrower, entered into an agreement with KeyBank National Association and other lenders identified therein, as lenders, to obtain an unsecured term loan facility in an aggregate maximum principal amount of $135,000,000, or the KeyBank Term Loan Facility. The KeyBank Term Loan Facility is evidenced by a credit agreement, promissory notes, a guaranty agreement, and a contribution agreement. The proceeds of the loans made under the KeyBank Term Loan Facility agreement may be used to finance the acquisitions of real estate investments, tenant improvements and leasing commissions with respect to real estate, repayment of indebtedness, capital expenditures with respect to real estate, and for general corporate and working capital purposes. The maturity date of the KeyBank Term Loan Facility is August 21, 2020. Subject to certain conditions, the KeyBank Term Loan Facility can be increased to $300,000,000.

The KeyBank Credit Facility, and collectively with the KeyBank Term Loan Facility, the Unsecured Credit Facility, shall bear interest at per annum rates equal to, at the Operating Partnership’s option, either (a) LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined by the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the KeyBank Credit Facility is 0.25% per annum if the average daily amount outstanding balance under the KeyBank Credit Facility is less than 50% of the lenders’ commitments, and 0.15% per annum if the average daily amount outstanding under the KeyBank Credit Facility is greater than 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.

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

The actual amount of credit available under the Unsecured Credit Facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the Unsecured Credit Facility agreement. The unencumbered pool availability under the Unsecured Credit Facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The Unsecured Credit Facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the Company, the Operating Partnership and its subsidiaries in the event of default. The Unsecured Credit Facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the Unsecured Credit Facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company was in compliance with all financial covenant requirements at December 31, 2015.

The credit available to the Operating Partnership under the Unsecured Credit Facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool. During the year ended December 31, 2015, the Company made a draw of $245,000,000 on the Unsecured Credit Facility and paid down $27,000,000 on the Unsecured Credit Facility. As of December 31, 2015, the Company had a total unencumbered pool availability under the Unsecured Credit Facility of $458,975,000 and an aggregate outstanding balance of $293,000,000. As of December 31, 2015, $165,975,000 remained to be drawn on the Unsecured Credit Facility.

Note 9—Stock-based Compensation

The Company, pursuant to the 2010 Restricted Share Plan, or the 2010 Plan, has the authority to grant restricted and deferred stock awards to persons eligible under the 2010 Plan. The Company authorized and reserved 300,000 shares of its common stock for issuance under the 2010 Plan, subject to certain adjustments. Subject to certain limited exceptions, restricted stock may not be sold, assigned, transferred, pledged, hypothecated or otherwise disposed of and is subject to forfeiture within the vesting period. Restricted stock awards generally vest ratably over four years. The Company uses the straight-line method to recognize expenses for service awards with graded vesting. Restricted stock awards are entitled to receive dividends during the vesting period. In addition to the ratable amortization of fair value over the vesting period, dividends paid on unvested shares of restricted stock, which are not expected to vest, are charged to compensation expense in the period paid.

On July 17, 2015, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.00 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2015 and 2014, there was $178,000 and $178,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 1.40 years. This expected expense does not include the impact of any future stock-based compensation awards.

As of December 31, 2015 and 2014, the fair value of the nonvested shares of restricted common stock was $226,000 and $240,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2014 and the changes for the year ended December 31, 2015 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2014	24,000
Vested	(10,500)
Granted	9,000

Nonvested at December 31, 2015	22,500

Stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013 was $90,000, $94,000 and $71,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income.

Note 10—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of December 31, 2015 and 2014 (amounts in thousands, except weighted average life amounts):

	December 31, 2015	December 31, 2014
Below-market leases, net of accumulated amortization of $12,437 and $10,721, respectively (with a weighted average remaining life of 17.7 years and 17.5 years, respectively)	$47,968	$55,406
Ground leasehold liabilities, net of accumulated amortization of $177 and $53, respectively (with a weighted average remaining life of 43.2 years and 44.1 years, respectively)	5,148	5,272

	$53,116	$60,678

The aggregate weighted average remaining life of intangible lease liabilities was 20.2 years and 19.8 years as of December 31, 2015 and December 31, 2014, respectively.

Amortization of below-market leases for the years ended December 31, 2015, 2014 and 2013 was $8,308,000, $4,220,000 and $3,918,000, respectively. Amortization of ground leasehold liabilities for the years ended December 31, 2015 and 2014, was $124,000 and $53,000, respectively. Amortization of below-market leases and ground leasehold liabilities are recorded as an adjustment to rental income in the accompanying consolidated statements of comprehensive income.

Estimated amortization of the intangible lease liabilities as of December 31, 2015 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2016	$3,718
2017	3,479
2018	3,479
2019	3,479
2020	3,474
Thereafter	35,487

$53,116

Note 11—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2015, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 12—Related-Party Transactions and Arrangements

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $2,748,000, $19,818,000 and $10,822,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. For the year ended December 31, 2015, the

Company incurred $2,500,000 in acquisition fees to the Advisor or its affiliates related to the Preferred Equity Investment. During the years ended December 31, 2015, 2014 and 2013, the Company incurred $5,000, $351,000 and $1,016,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate-related notes receivables. During the year ended December 31, 2015, the Company incurred $200,000 in acquisition fees to the Advisor or its affiliates related to investments in notes receivables.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $18,027,000, $13,682,000 and $2,343,000, respectively, in asset management fees to the Advisor.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the years ended December 31, 2015, 2014 and 2013, the Advisor allocated $1,338,000, $1,599,000 and $1,005,000, respectively, in operating expenses on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. For the years ended December 31, 2015, 2014 and 2013, the Company did not incur a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. For the years ended December 31, 2015, 2014 and 2013, the Company did not incur a listing fee.

Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the years ended December 31, 2015, 2014 and 2013, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $4,811,000, $3,464,000 and $1,470,000, respectively, in property management fees to the Property Manager. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $2,934,000, $260,000 and $0, respectively, in leasing commissions to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the years ended December 31, 2015, 2014 and 2013, the Company incurred $2,058,000, $357,000 and $0, respectively, in construction management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of December 31, 2015 and 2014 (amounts in thousands):

Entity	Fee	December 31, 2015	December 31, 2014
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,589	$1,307
Carter Validus Real Estate Management Services, LLC	Property management fees	401	385
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	174	141

		$2,164	$1,833

Note 13—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the years ended December 31, 2015, 2014 and 2013.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, change in fair value of contingent consideration, interest expense, net and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.

Real estate-related notes receivables interest income, general and administrative expenses, change in fair value of contingent consideration, acquisition related expenses, asset management fees, depreciation and amortization, other interest and dividend income and interest expense, net are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs, real estate-related notes receivables, the Preferred Equity Investment and other assets not attributable to individual properties.

Summary information for the reportable segments during the years ended December 31, 2015, 2014 and 2013, are as follows (amounts in thousands):

	Data Centers	Healthcare	For the Year Ended December 31, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$117,868	$96,562	$214,430
Expenses:
Rental and parking expenses	(20,046)	(7,363)	(27,409)

Segment net operating income	$97,822	$89,199	187,021

Revenue:
Real estate-related notes receivables interest income			389
Expenses:
General and administrative expenses			(6,340)
Change in fair value of contingent consideration			1,230
Acquisition related expenses			(3,696)
Asset management fees			(18,027)
Depreciation and amortization			(70,711)

Income from operations			89,866
Other income (expense):
Other interest and dividend income			8,536
Interest expense, net			(30,026)

Net income			$68,376

	Data Centers	Healthcare	For the Year Ended December 31, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$88,527	$63,142	$151,669
Expenses:
Rental and parking expenses	(17,020)	(3,667)	(20,687)

Segment net operating income	$71,507	$59,475	130,982

Revenue:
Real estate-related notes receivables interest income			2,622
Expenses:
General and administrative expenses			(4,887)
Change in fair value of contingent consideration			(340)
Acquisition related expenses			(10,653)
Asset management fees			(13,682)
Depreciation and amortization			(46,729)

Income from operations			57,313
Other income (expense):
Other interest and dividend income			609
Interest expense, net			(20,291)

Net income			$37,631

	Data Centers	Healthcare	For the Year Ended December 31, 2013
Revenue:
Rental, parking and tenant reimbursement revenue	$40,655	$21,827	$62,482
Expenses:
Rental and parking expenses	(10,458)	(1,457)	(11,915)

Segment net operating income	$30,197	$20,370	50,567

Revenue:
Real estate-related notes receivables interest income			5,817
Expenses:
General and administrative expenses			(2,458)
Acquisition related expenses			(5,615)
Asset management fees			(2,343)
Depreciation and amortization			(18,749)

Income from operations			27,219
Other income (expense):
Other interest and dividend income			53
Interest expense, net			(12,593)

Net income			$14,679

Assets by each reportable segment as of December 31, 2015 and 2014 are as follows (amounts in thousands):

	December 31, 2015	December 31, 2014
Assets by segment:
Data centers	$1,100,083	$1,130,131
Healthcare	1,127,059	933,257
All other	162,103	127,454

Total assets	$2,389,245	$2,190,842

Capital additions and acquisitions by reportable segments for the years ended December 31, 2015 and 2014 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2015	2014
Capital additions and acquisitions by segment:
Data centers	$6,621	$499,139
Healthcare	198,985	550,142

Total capital additions and acquisitions	$205,606	$1,049,281

Note 14—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of December 31, 2015 and December 31, 2014, were comprised of the following (amounts in thousands):

	December 31, 2015	December 31, 2014
Accounts payable and accrued expenses	$6,283	$4,982
Accrued interest expense	2,905	2,205
Accrued property taxes	1,247	1,579
Contingent consideration obligations	5,340	6,570
Distributions payable to stockholders	10,776	10,409
Tenant deposits	1,039	777
Deferred rental income	5,226	3,499
Derivative liabilities	2,641	1,808

	$35,457	$31,829

Note 15—Preferred Equity Investment

During the year ended December 31, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the year ended December 31, 2015, the Company recognized dividend income related to the Preferred Equity Investment of approximately $7,820,000.

Note 16—Fair Value

Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $131,984,000 and $134,837,000 as of December 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $131,233,000 and $134,271,000 as of December 31, 2015 and December 31, 2014, respectively.

Notes payable – Variable—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $364,478,000 and $208,889,000 as of December 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $369,002,000 and $206,162,000 as of December 31, 2015 and December 31, 2014, respectively. The carrying value of the notes payable – variable was $43,097,000 and $150,476,000 as of December 31, 2015 and December 31, 2014, respectively, which approximated its fair value.

Unsecured credit facility—The carrying value of the unsecured credit facility – variable was $238,000,000 and $20,000,000, which approximated its fair value, as of December 31, 2015 and December 31, 2014, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $52,054,000 and $50,505,000 as of December 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $55,000,000 and $55,000,000 as of December 31, 2015 and December 31, 2014, respectively.

Real estate-related notes receivables—The estimated fair value of the real estate-related notes receivables was $518,000 and $23,421,000 as of December 31, 2015 and December 31, 2014, respectively, as compared to the carrying value of $514,000 and $23,535,000 as of December 31, 2015 and December 31, 2014, respectively. The fair value of the Company’s real estate-related notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Notes receivables—The estimated fair value of the notes receivables was $13,019,000 as of December 31, 2015, as compared to the carrying value of $13,000,000 as of December 31, 2015. The fair value of the Company’s notes receivables is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

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

The estimated fair value and the carrying value of the contingent consideration was $5,340,000 and $6,570,000 as of December 31, 2015 and December 31, 2014, respectively, which is reported in the accompanying consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8,851,000 in cash and a minimum payout of $0 as of December 31, 2015.

Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustment associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2015, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Preferred Equity Investment—The carrying value of the Preferred Equity Investment approximated its fair value as of December 31, 2015. The fair value of the Preferred Equity Investment is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The Company calculated the fair value of the Preferred Equity Investment using a dividend discount model, which calculates the present value of the future cash payments, discounted back to the present value using a discount rate that embodies the risk associated with the investment.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$61	$—	$61

Total assets at fair value	$—	$61	$—	$61

Liabilities:
Derivative liabilities	$—	$(2,641)	$—	$(2,641)
Contingent consideration obligations	—	—	(5,340)	(5,340)

Total liabilities at fair value	$—	$(2,641)	$(5,340)	$(7,981)

	December 31, 2014
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$273	$—	$273

Total assets at fair value	$—	$273	$—	$273

Liabilities:
Derivative liabilities	$—	$(1,808)	$—	$(1,808)
Contingent consideration obligations	—	—	(6,570)	(6,570)

Total liabilities at fair value	$—	$(1,808)	$(6,570)	$(8,378)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2015	2014
Liabilities:
Contingent consideration obligations:
Beginning balance	$6,570	$—
Additions to contingent consideration obligations	—	6,230
Total changes in fair value included in earnings	(1,230)	340

Ending balance	$5,340	$6,570

Unrealized (gains) losses still held (1)	$(1,230)	$340

(1)	Represents the unrealized (gains) losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying consolidated statements of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2015, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the years ended December 31, 2015, 2014 and 2013, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. During the next twelve months, the Company estimates that an additional $3,009,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

See Note 16—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				December 31, 2015			December 31, 2014
					Fair Value of			Fair Value of
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Asset (1)	(Liability) (2)	Outstanding Notional Amount	Asset (3)	(Liability) (4)
Interest rate swaps	Other assets /Accounts payable and other liabilities	10/12/2012 to 08/03/2015	10/11/2017 to 07/11/2019	$424,002	$61	$(2,641)	$261,162	$273	$(1,808)

(1)	Of this amount, $61,000 related to controlling interests.

(2)	Of this amount, $(2,641,000) related to controlling interests.

(3)	Of this amount, $273,000 related to controlling interests.

(4)	Of this amount, $(1,434,000) related to controlling interests and $(374,000) related to noncontrolling interests.

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), or OCI, in the accompanying consolidated statements of comprehensive income.

The table below summarizes the amount of gains or losses recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
For the Year Ended December 31, 2015
Interest rate swaps	$(5,380)	Interest Expense, Net	$(4,335)

Total	$(5,380)		$(4,335)

For the Year Ended December 31, 2014
Interest rate swaps	$(4,792)	Interest Expense, Net	$(2,657)

Total	$(4,792)		$(2,657)

For the Year Ended December 31, 2013
Interest rate swaps	$825	Interest Expense, Net	$(738)

Total	$825		$(738)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2015, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $3,173,000. As of December 31, 2015, there were no termination events or events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2015 and 2014 (amounts in thousands):

Offsetting of Derivative Assets

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2015	$61	$—	$61	$(16)	$—	$45

December 31, 2014	$273	$—	$273	$—	$—	$273

Offsetting of Derivative Liabilities

				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2015	$2,641	$—	$2,641	$(16)	$—	$2,625

December 31, 2014	$1,808	$—	$1,808	$—	$—	$1,808

The Company reports derivatives in the accompanying consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 18—Accumulated Other Comprehensive Loss

The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2012	$(963)	$(963)
Other comprehensive income before reclassification	825	825
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	738	738

Other comprehensive income	1,563	1,563

Balance as of December 31, 2013	600	600
Other comprehensive loss before reclassification	(4,181)	(4,181)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	2,420	2,420

Other comprehensive loss	(1,761)	(1,761)

Balance as of December 31, 2014	(1,161)	(1,161)
Other comprehensive loss before reclassification	(5,042)	(5,042)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	4,103	4,103

Other comprehensive loss	(939)	(939)

Purchase of noncontrolling interests	—	(480)

Balance as of December 31, 2015	$(2,100)	$(2,580)

The following table presents reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
	2015	2014	2013
Interest rate swap contracts	$4,335	$2,657	$738	Interest expense, net

Note 19—Income Taxes

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
Character of Distributions:	2015	2014	2013
Ordinary dividends	46.69%	39.95%	61.48%
Nontaxable distributions	53.31%	60.05%	38.52%

Total	100.00%	100.00%	100.00%

The Company is subject to certain state and local income taxes on its income, property or net worth in some jurisdictions, and in certain circumstances the Company may also be subject to federal excise taxes on undistributed income. Texas, Tennessee, Louisiana and Massachusetts are the major state and local tax jurisdictions for the Company. The earliest tax year subject to examination is 2012.

The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company’s estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax provisions from the results of the operations of the Company for the years ended December 31, 2015, 2014 and 2013.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2015, the Company had not recognized any interest expense or penalties related to unrecognized tax benefits.

The Protecting Americans from Tax Hikes Act, or the PATH Act, was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates beginning as early as 2016. The Company expects that the changes will not materially affect its operations, but will continue to monitor as regulatory guidance is issued.

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

Note 21—Selected Quarterly Financial Data (Unaudited)

Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2015 and 2014. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$58,530	$51,835	$52,932	$51,522
Expenses	(30,286)	(32,376)	(30,187)	(32,104)

Income from operations	28,244	19,459	22,745	19,418
Other expense	(6,275)	(5,024)	(4,401)	(5,790)

Net income	21,969	14,435	18,344	13,628
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(881)	(863)	(1,580)	(1,614)

Net income attributable to common stockholders	$21,088	$13,572	$16,764	$12,014

Net income per common share attributable to common stockholders:
Basic	$0.12	$0.08	$0.09	$0.07

Diluted	$0.12	$0.08	$0.09	$0.07

Weighted average number of common shares outstanding:
Basic	180,788,544	179,270,022	177,731,803	176,117,122

Diluted	180,802,982	179,286,709	177,746,071	176,133,630

	2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$50,571	$42,393	$34,024	$27,303
Expenses	(27,926)	(28,686)	(23,845)	(16,521)

Income from operations	22,645	13,707	10,179	10,782
Other expense	(6,254)	(5,201)	(4,076)	(4,151)

Net income	16,391	8,506	6,103	6,631
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(1,696)	(1,152)	(640)	(645)

Net income attributable to common stockholders	$14,695	$7,354	$5,463	$5,986

Net income per common share attributable to common stockholders:
Basic	$0.08	$0.04	$0.04	$0.07

Diluted	$0.08	$0.04	$0.04	$0.07

Weighted average number of common shares outstanding:
Basic	174,485,368	172,914,286	141,345,082	86,518,155

Diluted	174,499,973	172,931,516	141,369,156	86,535,291

Note 22—Subsequent Events

Distributions Paid

On January 4, 2016, the Company paid aggregate distributions of $10,776,000 ($4,936,000 in cash and $5,840,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from December 1, 2015 through December 31, 2015. On February 1, 2016, the Company paid aggregate distributions of $10,767,000 ($4,957,000 in cash and $5,810,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from January 1, 2016 through January 31, 2016. On March 1, 2016, the Company paid aggregate distributions of $10,099,000 ($4,665,000 in cash and $5,434,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from February 1, 2016 through February 29, 2016.

Distributions Declared

On February 25, 2016, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2016 and ending on May 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock, which will be equal to an annualized distribution rate of 7.0%, assuming a purchase price of $10.00 per share. The distributions declared for each record date in March 2016, April 2016 and May 2016 will be paid in April 2016, May 2016 and June 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

December 31, 2015

(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2015 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
Richardson Data Center	Richardson, TX	$13,821		$449	$26,350	$(15)	$449	$26,335	$26,784	$4,157	2005		07/14/2011
180 Peachtree Data Center (e)	Atlanta, GA	52,271		4,280	94,558	2,216	4,280	96,774	101,054	10,574	1927	(f)	01/03/2012
St. Louis Surgical Center	Creve Coeur, MO	5,821		808	8,206	—	808	8,206	9,014	1,097	2005		02/09/2012
Northwoods Data Center	Norcross, GA	2,921		572	4,061	—	572	4,061	4,633	461	1986		03/14/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	5,764	—	1,904	5,764	7,668	818	2008		03/30/2012
Southfield Data Center	Southfield, MI	—	(a)	736	5,054	523	736	5,577	6,313	628	1970	(g)	05/25/2012
HPI Integrated Medical Facility	Oklahoma City, OK	5,553		789	7,815	—	789	7,815	8,604	820	2007		06/28/2012
Plano Data Center	Plano, TX	—	(a)	1,956	34,311	—	1,956	34,311	36,267	3,026	1986	(h)	08/16/2012
Arlington Data Center	Arlington, TX	—	(a)	5,154	18,234	—	5,154	18,234	23,388	1,862	1986		08/16/2012
Baylor Medical Center	Dallas, TX	19,357		4,012	23,557	—	4,012	23,557	27,569	2,012	2010		08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	15,012	731	1,798	15,743	17,541	1,321	1962	(i)	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	15,804		1,992	21,823	—	1,992	21,823	23,815	1,810	1942		10/22/2012
Philadelphia Data Center	Philadelphia, PA	31,576		6,688	51,728	—	6,688	51,728	58,416	4,924	1993		11/13/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,115	11	503	4,126	4,629	379	1998	(j)	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	36,142	—	2,936	36,142	39,078	2,892	2012		12/28/2012
Grapevine Hospital	Grapevine, TX	13,117		962	20,277	105	962	20,382	21,344	1,522	2007		02/25/2013
Raleigh Data Center	Morrisville, NC	—	(a)	1,909	16,196	—	1,909	16,196	18,105	1,384	1997		03/21/2013
Andover Data Center	Andover, MA	—	(a)	2,279	9,391	—	2,279	9,391	11,670	906	1984	(k)	03/28/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	3,812	—	335	3,812	4,147	314	2012		05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	3,965	—	304	3,965	4,269	258	2010		06/11/2013
Leonia Data Center	Leonia, NJ	—	(a)	3,406	9,895	41	3,406	9,936	13,342	727	1988		06/26/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	19,974	—	322	19,974	20,296	1,285	1994	(l)	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,235	—	—	4,235	4,235	267	2007		07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	6,152		—	8,386	—	—	8,386	8,386	518	2007		08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	7,933	1	904	7,934	8,838	548	2013		08/23/2013
Cumberland Surgical Hospital (v)	San Antonio, TX	—		3,440	25,923	4,164	3,440	30,087	33,527	1,897	2013		08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	18,280	—	1,740	18,280	20,020	1,062	2012		09/06/2013
AT&T Wisconsin Data Center	Pewaukee, WI	—	(a)	2,130	45,338	—	2,130	45,338	47,468	2,782	1989		09/26/2013
AT&T Tennessee Data Center	Brentwood, TN	53,534		18,405	80,779	—	18,405	80,779	99,184	5,061	1975		11/12/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	23,462	—	—	23,462	23,462	1,255	1987		11/27/2013
AT&T California Data Center	San Diego, CA	72,201		17,590	103,534	—	17,590	103,534	121,124	6,376	1983		12/17/2013
Lubbock Heart Hospital	Lubbock, TX	19,514		3,749	32,174	—	3,749	32,174	35,923	1,657	2003		12/20/2013
Walnut Hill Medical Center	Dallas, TX	31,507		3,337	79,116	—	3,337	79,116	82,453	3,713	1983	(m)	02/25/2014
Cypress Pointe Surgical Hospital	Hammond, LA	—	(a)	1,379	20,549	—	1,379	20,549	21,928	963	2006		03/14/2014
Milwaukee Data Center	Hartland, WI	—	(a)	1,240	16,872	—	1,240	16,872	18,112	814	2004		03/28/2014
Charlotte Data Center	Charlotte, NC	—	(a)	386	22,255	—	386	22,255	22,641	1,012	1999	(n)	04/28/2014
Miami International Medical Center	Miami, FL	—		4,697	44,038	49,271	4,697	93,309	98,006	291	1962	(o)	04/30/2014
Chicago Data Center	Northlake, IL	105,850		7,260	185,147	8,759	7,260	193,906	201,166	8,374	1964	(p)	05/20/2014
Bay Area Regional Medical Center	Webster, TX	94,333		6,937	168,710	13,473	6,937	182,183	189,120	6,173	2014		07/11/2014
Phoenix Data Center	Phoenix, AZ	—	(a)	11,576	78,188	—	11,576	78,188	89,764	2,769	2005	(q)	08/27/2014
Scottsdale Data Center	Scottsdale, AZ	—	(a)	3,515	24,907	—	3,515	24,907	28,422	880	2000	(r)	08/27/2014
Rhode Island Rehabilitation Healthcare Facility	North Smithfield, RI	—	(a)	818	11,597	—	818	11,597	12,415	447	1965	(s)	08/28/2014
Select Medical—Akron	Akron, OH	—	(a)	2,207	23,430	—	2,207	23,430	25,637	816	2008		08/29/2014
Select Medical—Frisco	Frisco, TX	—	(a)	—	20,679	—	—	20,679	20,679	755	2010		08/29/2014
Select Medical—Bridgeton	Bridgeton, MO	—	(a)	—	31,204	—	—	31,204	31,204	1,095	2012		08/29/2014

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2015 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)		Year Constructed		Date Acquired
Alpharetta Data Center	Alpharetta, GA	$—	(a)	$4,480	$41,656	$—	$4,480	$41,656	$46,136	$1,437		1986		09/05/2014
San Antonio Healthcare Facility (w)	San Antonio, TX	—		3,200	—	9,438	3,200	9,438	12,638	—	(t)		(t)	09/12/2014
Dermatology Assoc-Randolph Ct	Manitowoc, WI	—	(a)	390	2,202	—	390	2,202	2,592	84		2003		09/15/2014
Dermatology Assoc-Murray St	Marinette, WI	—	(a)	253	1,134	—	253	1,134	1,387	46		2008		09/15/2014
Dermatology Assoc-N Lightning Dr	Appleton, WI	—	(a)	463	2,049	—	463	2,049	2,512	83		2011		09/15/2014
Dermatology Assoc-Development Dr	Bellevue, WI	—	(a)	491	1,450	—	491	1,450	1,941	59		2010		09/15/2014
Dermatology Assoc-York St	Manitowoc, WI	—	(a)	305	11,299	—	305	11,299	11,604	391		1964	(u)	09/15/2014
Dermatology Assoc-Scheuring Rd	De Pere, WI	—	(a)	703	1,851	—	703	1,851	2,554	73		2005		09/15/2014
Dermatology Assoc-Riverview Dr	Howard, WI	—	(a)	552	1,960	—	552	1,960	2,512	79		2011		09/15/2014
Dermatology Assoc-State Rd 44	Oshkosh, WI	—	(a)	384	2,514	—	384	2,514	2,898	100		2010		09/15/2014
Dermatology Assoc-Green Bay Rd	Sturgeon Bay, WI	—	(a)	364	657	—	364	657	1,021	30		2007		09/15/2014
Lafayette Surgical Hospital	Lafayette, LA	—	(a)	3,909	33,212	—	3,909	33,212	37,121	1,106		2004		09/19/2014
Alpharetta Data Center II	Alpharetta, GA	—	(a)	3,100	54,880	—	3,100	54,880	57,980	1,680		1999		10/31/2014
Landmark Hospital of Savannah	Savannah, GA	—	(a)	1,980	15,418	—	1,980	15,418	17,398	377		2014		01/15/2015
21st Century Oncology-Yucca Valley	Yucca Valley, CA	—	(a)	663	4,004	—	663	4,004	4,667	93		2009		03/31/2015
21st Century Oncology-Rancho Mirage	Rancho Mirage, CA	—	(a)	156	5,934	—	156	5,934	6,090	136		2008		03/31/2015
21st Century Oncology-Palm Desert	Palm Desert, CA	—	(a)	364	5,340	—	364	5,340	5,704	114		2005		03/31/2015
21st Century Oncology-Santa Rosa Beach	Santa Rosa Beach, FL	—	(a)	646	3,211	—	646	3,211	3,857	66		2003		03/31/2015
21st Century Oncology-Crestview	Crestview, FL	—	(a)	205	2,503	—	205	2,503	2,708	56		2004		03/31/2015
21st Century Oncology-Fort Walton Beach	Fort Walton Beach, FL	—	(a)	747	3,012	—	747	3,012	3,759	66		2005		03/31/2015
21st Century Oncology-Bradenton	Bradenton, FL	—	(a)	835	2,699	—	835	2,699	3,534	58		2002		03/31/2015
21st Century Oncology-Tamarac	Tamarac, FL	—	(a)	692	1,496	—	692	1,496	2,188	35		1997		03/31/2015
21st Century Oncology-Fort Myers I	Fort Myers, FL	—	(a)	2,301	1,180	—	2,301	1,180	3,481	43		1999		03/31/2015
21st Century Oncology-Fort Myers II	Fort Myers, FL	—	(a)	4,522	13,106	—	4,522	13,106	17,628	290		2010		03/31/2015
21st Century Oncology-Bonita Springs	Bonita Springs, FL	—	(a)	1,146	3,978	—	1,146	3,978	5,124	82		2002		03/31/2015
21st Century Oncology-Lehigh Acres	Lehigh Acres, FL	—	(a)	433	2,508	—	433	2,508	2,941	53		2002		03/31/2015
21st Century Oncology-East Naples	Naples, FL	—	(a)	717	5,278	—	717	5,278	5,995	113		2007		03/31/2015
21st Century Oncology-Jacksonville	Jacksonville, FL	—	(a)	802	5,879	—	802	5,879	6,681	146		2009		03/31/2015
21st Century Oncology-Frankfort	Frankfort, KY	—	(a)	291	817	—	291	817	1,108	20		1993		03/31/2015
21st Century Oncology-Las Vegas	Las Vegas, NV	—	(a)	251	4,927	—	251	4,927	5,178	105		2007		03/31/2015
21st Century Oncology-Henderson	Henderson, NV	—	(a)	617	2,324	—	617	2,324	2,941	53		2000		03/31/2015
21st Century Oncology-Fairlea	Fairlea, WV	—	(a)	125	1,717	—	125	1,717	1,842	37		1999		03/31/2015
21st Century Oncology-El Segundo	El Segundo, CA	—	(a)	1,138	8,743	—	1,138	8,743	9,881	163		2009		04/20/2015
21st Century Oncology-Lakewood Ranch	Bradenton, FL	—	(a)	553	8,516	—	553	8,516	9,069	166		2008		04/20/2015

		$543,332		$173,182	$1,774,430	$88,718	$173,182	$1,863,148	$2,036,330	$100,142

(a)	Property collateralized under the Unsecured Credit Facility. As of December 31, 2015, 60 commercial properties were collateralized under the Unsecured Credit Facility and the Company had $293,000,000 outstanding thereunder.

(b)	The cost capitalized subsequent to acquisition is shown net of asset write-offs.

(c)	The aggregated cost for federal income tax purposes is approximately $2,075,163,000.

(d)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.

(e)	As of December 31, 2015, the Company controlled one real estate investment through a consolidated partnership consisting of $4,280,000 in land and $96,774,000 in buildings and improvements with accumulated depreciation of $10,574,000.

(f)	The 180 Peachtree Data Center was renovated in 2000.

(g)	The Southfield Data Center was renovated in 1997.

(h)	The Plano Data Center was redeveloped into a data center in 2011.

(i)	The Vibra Denver Hospital was renovated in 1985.

(j)	The Houston Surgery Center was renovated in 2012.

(k)	The Andover Data Center was renovated in 2010.

(l)	The Physicians Specialty Hospital was renovated in 2009.

(m)	The Walnut Hill Medical Center was renovated in 2013.

(n)	The Charlotte Data Center was renovated in 2013.

(o)	The Miami International Medical Center was redeveloped into a healthcare facility in 2015.

(p)	The Chicago Data Center was renovated in 2010.

(q)	The Phoenix Data Center was redeveloped into a data center in 2009.

(r)	The Scottsdale Data Center was redeveloped into a data center in 2007.

(s)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(t)	As of December 31, 2015, the San Antonio Healthcare Facility was under development; therefore, depreciation is not applicable.

(u)	The Dermatology Assoc-York St was renovated in 2010.

(v)	Formerly known as Victory Medical Center Landmark.

(w)	Formerly known as Victory IMF.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

SCHEDULE III

REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION

(CONTINUED)

December 31, 2015

(in thousands)

	2015	2014	2013
Real Estate
Balance at beginning of year	$1,845,136	$883,707	$392,136
Additions:
Acquisitions	121,774	943,502	491,029
Improvements	69,420	17,927	542

Balance at end of year	$2,036,330	$1,845,136	$883,707

Accumulated Depreciation
Balance at beginning of year	$(52,785)	$(19,294)	$(5,845)
Depreciation	(47,357)	(33,491)	(13,449)

Balance at end of year	$(100,142)	$(52,785)	$(19,294)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 28, 2016	By:	/s/ JOHN E. CARTER
John E. Carter Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 28, 2016
John E. Carter	Chairman of Board of Directors (Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 28, 2016
Todd M. Sakow	(Principal Financial Officer and Principal Accounting Officer)

/s/ MARIO GARCIA, JR.	Director	March 28, 2016
Mario Garcia, Jr.

/s/ JONATHAN KUCHIN	Director	March 28, 2016
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 28, 2016
Randall Greene

/s/ RONALD RAYEVICH	Director	March 28, 2016
Ronald Rayevich

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (included as Exhibit 3.4 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

3.2	First Amendment to Articles of Amendment and Restatement (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 31, 2011, and incorporated herein by reference).

3.3	Second Articles of Amendment and Restatement (included as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015, and incorporated herein by reference).

3.4	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on March 23, 2010, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of Carter Validus Mission Critical REIT, Inc (included as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-54675) filed on November 16, 2015, and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (included as Appendix A to the prospectus dated November 25, 2015 attached to the Registrant’s Registration Statement on Form S-3, filed on November 25, 2015, and incorporated herein by reference).

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference).

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference).

10.1	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference).

10.3	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 31, 2011, and incorporated herein by reference).

10.4	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2012, and incorporated herein by reference).

10.5	Third Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated November 25, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on November 26, 2014, and incorporated herein by reference).

10.6	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

10.7	Second Amended and Restated Credit Agreement, dated May 28, 2014, by and between Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, N.A. as documentation agent, Bank of America, N.A., as syndication agent and KeyBanc Capital Markets, as sole lead arranger and sole book runner (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on May 29, 2014, and incorporated herein by reference).

10.8	Joinder Agreement, dated May 25, 2012, by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 1, 2012, and incorporated herein by reference).

10.9	Joinder Agreement, dated August 16, 2012, by DC-5000 Bowen Road, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 22, 2012, and incorporated herein by reference).

10.10	Joinder Agreement, dated August 16, 2012, by DC-1221 Coit Road, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 22, 2012, and incorporated herein by reference).

10.11	Joinder Agreement, dated September 28, 2012, by HC-8451 Pearl Street, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2012, and incorporated herein by reference).

10.12	Joinder Agreement, dated December 28, 2012, by HC-1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on January 4, 2013, and incorporated herein by reference).

10.13	Joinder Agreement, dated June 6, 2013, by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 6, 2013, and incorporated herein by reference).

10.14	Joinder Agreement, dated June 24, 2013 by HC-2257 Karisa Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 26, 2013, and incorporated herein by reference).

10.15	Joinder Agreement, dated July 26, 2013, by DC-2 Christie Heights, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 1, 2013, and incorporated herein by reference).

10.16	Joinder Agreement by, dated August 28, 2013, HC-1946 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 4, 2013, and incorporated herein by reference).

10.17	Joinder Agreement, dated September 19, 2013, by HC-10323 State Highway 151, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 20, 2013, and incorporated herein by reference).

10.18	Joinder Agreement, dated September 26, 2013, by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 2, 2013, and incorporated herein by reference).

10.19	Joinder Agreement, dated October 2, 2013, by HC-3436 Masonic Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2013, and incorporated herein by reference).

10.20	Joinder Agreement, dated March 14, 2014, by HC-42570 SOUTH AIRPORT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 19, 2014, and incorporated herein by reference).

10.21	Joinder Agreement, dated April 30, 2014, by DC-1805 CENTER PARK DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on April 30, 2014, and incorporated herein by reference).

10.22	Joinder Agreement, dated July 22, 2014, by DC-1099 WALNUT RIDGE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on July 28, 2014, and incorporated herein by reference).

10.23	Joinder Agreement, dated August 28, 2014, by HC-116 EDDIE DOWLING HIGHWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 2, 2014, and incorporated herein by reference).

10.24	Joinder Agreement, dated September 5, 2014, by DC-1001 WINDWARD CONCOURSE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 11, 2014, and incorporated herein by reference).

10.25	Joinder Agreement, dated September 15, 2014, by HCP-DERMATOLOGY ASSOCIATES, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 17, 2014, and incorporated herein by reference).

10.26	Joinder Agreement, dated September 23, 2014, by HCP-SELECT MEDICAL, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.27	Joinder Agreement, dated September 23, 2014, by DC-8521 EAST PRINCESS DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.28	Joinder Agreement, dated September 23, 2014, by DC-615 NORTH 48TH STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.29	Joinder Agreement, dated September 19, 2014, by HC-1101 KALISTE SALOOM ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.30	First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.31	Term Loan Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, National Association, as documentation agent, and Bank of America, N.A., as co-syndication agent, and Suntrust Bank, as co-syndication agent, and Fifth Third Bank, as co-syndication agent, and KeyBanc Capital Markets, Inc., Capital One, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. as joint lead arrangers and joint book runners (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.32	Contribution Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the other subsidiary guarantors as identified therein (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.33	Unconditional Guaranty of Payment and Performance, dated August 21, 2015, from Carter Validus Mission Critical REIT, Inc., et al. for the benefit of KeyBank National Association (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.34	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Capital One, National Association (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.35	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Synovus Bank (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.36	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Eastern Bank (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.37	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to SunTrust Bank (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.38	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Bank of America, N.A. (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.39	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to KeyBank National Association (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.40	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A. (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.41	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Renasant Bank (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.42	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Hancock Bank (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.43	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Woodforest National Bank (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.44	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Fifth Third Bank (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.45	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Mega International Commercial Bank Co., Ltd. Silicon Valley Branch (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.46	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A. (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.47	Joinder Agreement, dated August 21, 2015, by DC-1650 UNION HILL ROAD, LLC, HC-800 EAST 68th STREET, LLC, HCP-RTS, LLC, HC-77-840 FLORA ROAD, LLC, HC-40055 BOB HOPE DRIVE, LLC, HC-58295 29 PALMS HIGHWAY, LLC, HC-8991 BRIGHTON LANE, LLC, HC-6555 CORTEZ, LLC, HC-601 REDSTONE AVENUE WEST, LLC, HC-2270 COLONIAL BLVD, LLC, HC-2234 COLONIAL BLVD, LLC, HC-1026 MAR WALT DRIVE NW, LLC, HC-7751 BAYMEADOWS RD. E., LLC, HC-1120 LEE BOULEVARD, LLC, HC-8625 COLLIER BLVD., LLC, HC-6879 US HIGHWAY 98 WEST, LLC, HC-7850 N. UNIVERSITY DRIVE, LLC, HC-#2 PHYSICIANS PARK DR., LLC, HC-52 NORTH PECOS ROAD, LLC, HC-6160 S. FORT APACHE ROAD, LLC, HC-187 SKYLAR DRIVE, LLC, HC-860 PARKVIEW DRIVE NORTH, UNITS A&B, LLC and HC-6310 HEALTH PKWY., UNITS 100 & 200, LLC to KeyBank National Association, as Agent (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.48	Form of Indemnification Agreement entered into between Carter Validus Mission Critical REIT, Inc. and each of the following persons as of August 26, 2015: John E. Carter, Lisa Drummond, Mario Garcia, Jr., Jonathan Kuchin, Randall Greene, Ronald Rayevich, Todd M. Sakow and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 26, 2015, and incorporated herein by reference).

21.1	List of Subsidiaries (included as Exhibit 21.2 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission No. 333-165643, filed on November 16, 2010, and incorporated herein by reference).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.