Form 10-Q
period 2016-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2016-05-12
CIK 1482974

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 9, 2016, there were approximately 182,960,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS

Item 1. Financial Statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$177,179	$ 177,179
Buildings and improvements, less accumulated depreciation of $112,824 and $100,142, respectively ($85,683 and $86,200, respectively, related to VIE)	1,746,077	1,749,571
Construction in process	9,807	9,438

Total real estate, net ($89,963 and $90,480, respectively, related to VIE)	1,933,063	1,936,188
Cash and cash equivalents ($529 and $1,060, respectively, related to VIE)	36,435	28,527
Preferred equity investment	127,147	127,147
Acquired intangible assets, less accumulated amortization of $41,720 and $37,374, respectively ($7,124 and $7,416, respectively, related to VIE)	193,184	197,530
Other assets ($8,060 and $6,651, respectively, related to VIE)	102,323	93,048

Total assets	$2,392,152	$ 2,382,440

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,484 and $4,261, respectively ($51,851 and $52,271, respectively, related to VIE)	$505,411	$ 539,071
Credit facility, net of deferred financing costs of $2,350 and $2,544, respectively	340,650	290,456
Accounts payable due to affiliates ($38 and $41, respectively, related to VIE)	2,173	2,164
Accounts payable and other liabilities ($2,059 and $1,689, respectively, related to VIE)	38,400	35,457
Intangible lease liabilities, less accumulated amortization of $13,589 and $12,614, respectively ($8,901 and $9,244, respectively, related to VIE)	52,141	53,116

Total liabilities	938,775	920,264
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 184,497,415 and 182,707,901 shares issued, respectively; 182,119,824 and 181,200,952 shares outstanding, respectively	1,821	1,812
Additional paid-in capital	1,599,771	1,591,076
Accumulated distributions in excess of earnings	(175,809)	(161,798)
Accumulated other comprehensive loss	(6,443)	(2,580)

Total stockholders’ equity	1,419,340	1,428,510
Noncontrolling interests	34,037	33,666

Total equity	1,453,377	1,462,176

Total liabilities and stockholders’ equity	$2,392,152	$ 2,382,440

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except share data and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental and parking revenue	$52,290	$ 46,894
Tenant reimbursement revenue	4,321	4,489
Real estate-related notes receivable interest income	16	139

Total revenue	56,627	51,522

Expenses:
Rental and parking expenses	6,639	7,584
General and administrative expenses	1,581	1,409
Change in fair value of contingent consideration	120	150
Acquisition related expenses	—	3,145
Asset management fees	4,787	4,033
Depreciation and amortization	16,999	15,783

Total expenses	30,126	32,104
Income from operations	26,501	19,418

Other income (expense):
Other interest and dividend income	2,705	516
Interest expense, net	(9,481)	(6,306)
Loss on debt extinguishment	(1,133)	—

Total other expense	(7,909)	(5,790)

Net income	18,592	13,628
Net income attributable to noncontrolling interests in consolidated partnerships	(928)	(1,614)

Net income attributable to common stockholders	$17,664	$ 12,014

Other comprehensive loss:
Unrealized loss on interest rate swaps, net	$(3,863)	$ (2,212)

Other comprehensive loss	(3,863)	(2,212)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	240

Other comprehensive loss attributable to common stockholders	(3,863)	(1,972)

Comprehensive income	14,729	11,416
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(928)	(1,374)

Comprehensive income attributable to common stockholders	$13,801	$ 10,042

Weighted average number of common shares outstanding:
Basic	181,975,405	176,117,122

Diluted	181,992,093	176,133,630

Net income per common share attributable to common stockholders:
Basic	$0.10	$ 0.07

Diluted	$0.10	$ 0.07

Distributions declared per common share	$0.17	$ 0.17

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$ 1,462,176
Issuance of common stock under the distribution reinvestment plan	1,789,514	18	17,066	—	—	17,084	—	17,084
Distributions to noncontrolling interests	—	—	—	—	—	—	(557)	(557)
Distributions declared to common stockholders	—	—	—	(31,675)	—	(31,675)	—	(31,675)
Other offering costs	—	—	(10)	—	—	(10)	—	(10)
Repurchase of common stock	(870,642)	(9)	(8,384)	—	—	(8,393)	—	(8,393)
Stock-based compensation	—	—	23	—	—	23	—	23
Other comprehensive loss	—	—	—	—	(3,863)	(3,863)	—	(3,863)
Net income	—	—	—	17,664	—	17,664	928	18,592

Balance, March 31, 2016	182,119,824	$1,821	$1,599,771	$(175,809)	$(6,443)	$1,419,340	$34,037	$ 1,453,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$18,592	$ 13,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,999	15,783
Amortization of deferred financing costs	1,151	898
Amortization of above-market leases	116	90
Amortization of intangible lease liabilities	(975)	(1,824)
Amortization of real estate-related notes receivable origination costs and commitment fees	—	114
Loss on debt extinguishment	1,133	—
Straight-line rent	(6,551)	(5,767)
Stock-based compensation	23	26
Change in fair value of contingent consideration	120	150
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(940)	497
Accounts payable due to affiliates	9	61
Other assets	(509)	360

Net cash provided by operating activities	29,168	24,016

Cash flows from investing activities:
Investment in real estate	—	(107,294)
Capital expenditures	(10,432)	(12,825)
Real estate deposits, net	16	(290)
Real estate-related notes receivable advances	—	(267)
Preferred equity investment	—	(101,637)
Notes receivable advances	(1,619)	—

Net cash used in investing activities	(12,035)	(222,313)

Cash flows from financing activities:
Proceeds from notes payable	—	37,000
Payments on notes payable	(34,437)	(2,707)
Proceeds from credit facility	50,000	150,000
Payments of deferred financing costs	(34)	(26)
Repurchase of common stock	(8,393)	(1,287)
Offering costs	(10)	—
Distributions to stockholders	(14,559)	(13,714)
Payments to escrow funds	(1,457)	(601)
Collections of escrow funds	222	359
Purchase of noncontrolling interest in consolidated partnerships	—	(8,800)
Distributions to noncontrolling interests in consolidated partnerships	(557)	(478)

Net cash (used in) provided by financing activities	(9,225)	159,746

Net change in cash and cash equivalents	7,908	(38,551)
Cash and cash equivalents - Beginning of period	28,527	113,093

Cash and cash equivalents - End of period	$36,435	$ 74,542

Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $251 and $1,049, respectively	$8,698	$ 6,342
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$17,084	$ 16,594
Net unrealized loss on interest rate swap	$(3,863)	$ (2,212)
Real estate-related notes receivable converted to investment in real estate	$—	$ 13,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2016

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

As of March 31, 2016, the Company owned 48 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 79 properties located in 44 metropolitan statistical areas, or MSAs. As of March 31, 2016, the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, or the Preferred Equity Investment.

On November 25, 2015, the Company registered 10,473,946 shares of common stock with a price per share of $9.5475 for a proposed maximum offering price of $100,000,000 in shares of common stock under its distribution reinvestment plan, or the DRIP, pursuant to a registration statement on Form S-3. As of March 31, 2016, the Company had issued approximately 184,449,000 shares of common stock in its initial public offering and DRIP offerings for gross proceeds of $1,828,766,000, before share repurchases of $22,920,000 and offering costs, selling commissions and dealer manager fees of $174,785,000. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2015 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 28, 2016.

Principles of Consolidation and Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

On January 1, 2016, the Company adopted Accounting Standards Update, or ASU, ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (VIE) and voting interest entity (VOE) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company concluded that no change was required to its accounting for its joint venture. However, the Operating Partnership now meets the criteria as a VIE, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole asset is its investment in the Operating Partnership, and consequently, all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Concentration of Credit Risk and Significant Leases

As of March 31, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.

As of March 31, 2016, the Company owned real estate investments in 44 MSAs, (including one real estate investment owned through a consolidated partnership), three of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 13.1%, 11.6% and 10.1%, respectively, of rental revenue for the three months ended March 31, 2016.

As of March 31, 2016, the Company had two tenants that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 12.7% and 10.0%, respectively, of rental revenue for the three months ended March 31, 2016.

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

On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company’s credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company’s unsecured credit facility are presented in the balance sheet as an asset, which is included in other assets on the condensed consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $6,805,000 in other assets, $4,261,000 in notes payable and $2,544,000 in credit facility on the condensed consolidated balance sheet as of December 31, 2015.

Share Repurchase Program

The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. During the three months ended March 31, 2016, the Company received valid repurchase requests related to approximately 871,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $8,393,000 (an average of $9.64 per share). During the three months ended March 31, 2015, the Company received valid repurchase requests related to approximately 133,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $1,287,000 (an average of $9.68 per share).

Earnings Per Share

Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended March 31, 2016 and 2015, diluted earnings per share reflected the effect of approximately 17,000 and 17,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2015-14. The Company is in the process of evaluating the impact ASU 2016-08 will have on the Company’s condensed consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Acquired Intangible Assets, Net

Acquired intangible assets, net, consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	March 31, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $40,490 and $36,260, respectively (with a weighted average remaining life of 14.2 years and 14.3 years, respectively)	$187,240	$ 191,470

Above-market leases, net of accumulated amortization of $1,035 and $932, respectively (with a weighted average remaining life of 10.9 years and 11.1 years, respectively)	3,325	3,428

Ground lease interest, net of accumulated amortization of $195 and $182, respectively (with a weighted average remaining life of 60.2 years and 60.4 years, respectively)	2,619	2,632

	$193,184	$ 197,530

The aggregate weighted average remaining life of the acquired intangible assets was 14.7 years and 14.9 years as of March 31, 2016 and December 31, 2015, respectively.

Note 4—Other Assets

Other assets consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $4,207 and $3,690, respectively	$2,365	$ 2,854
Lease commissions, net of accumulated amortization of $313 and $227, respectively	4,103	4,194
Investments in unconsolidated partnerships	103	100
Tenant receivable	6,056	5,318
Notes receivable	14,619	13,000
Real estate-related notes receivable	514	514
Straight-line rent receivable	54,806	47,807
Restricted cash held in escrow	14,896	13,661
Real estate escrow deposits	—	450
Restricted cash	1,151	882
Derivative assets	—	61
Prepaid and other assets	3,710	4,207

	$102,323	$ 93,048

Note 5—Future Minimum Rent

Rental Revenue

The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.

The future minimum rental revenue from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the nine months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2016	$ 136,385
2017	184,728
2018	187,883
2019	190,685
2020	191,616
Thereafter	1,763,384

$ 2,654,681

Rental Expense

The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.

The future minimum rent obligations under non-cancelable ground leases for the nine months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2016	$ 525
2017	700
2018	702
2019	746
2020	746
Thereafter	37,836

$ 41,255

Note 6—Notes Payable and Unsecured Credit Facility

The Company’s debt outstanding as of March 31, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Notes payable:
Fixed rate notes payable	$130,445	$ 131,233
Variable rate notes payable fixed through interest rate swaps	335,730	369,002
Variable rate notes payable	42,720	43,097

Total notes payable, principal amount outstanding	508,895	543,332

Unamortized deferred financing costs related to notes payable	(3,484)	(4,261)

Total notes payable, net of deferred financing costs	505,411	539,071

Unsecured credit facility:
Revolving line of credit	133,000	83,000
Term loan	210,000	210,000

Total unsecured credit facility, principal amount outstanding	343,000	293,000

Unamortized deferred financing costs related to unsecured credit facility	(2,350)	(2,544)

Total unsecured credit facility, net of deferred financing costs	340,650	290,456

Total debt outstanding	$846,061	$ 829,527

Significant loan activity since December 31, 2015, excluding scheduled principal payments, includes:

•	On March 30, 2016, the Company paid off its debt in connection with one of the Company’s notes payable with the outstanding principal balance of $31,167,000 at the time of repayment. The original note payable had a variable rate fixed through an interest rate swap of 6.19% with a maturity date on February 25, 2019. As a result of this extinguishment, the Company expensed $343,000 of unamortized deferred financing costs, $62,000 of termination fees and $728,000 of the early extinguishment of the hedged debt obligation, which were recognized in loss on debt extinguishment on the Company’s condensed consolidated statements of comprehensive income. The lender waived the prepayment penalty fee.

•	The Company made a draw of $50,000,000 on its unsecured credit facility.

•	The Company entered into an interest rate swap agreement to effectively fix London Interbank Offered Rate, or LIBOR, on $20,000,000 of the term loans of the unsecured credit facility. As of March 31, 2016, $75,000,000 out of $210,000,000 of the term loans of the unsecured credit facility were fixed through interest rate swaps.

•	As of March 31, 2016, the Company had a total unencumbered pool availability under the unsecured credit facility of $458,975,000 and an aggregate outstanding principal balance of $343,000,000. As of March 31, 2016, $115,975,000 remained available to be drawn on the unsecured credit facility.

•	As of March 31, 2016, the Company had six variable rate notes payable that were fixed through interest rate swaps.

The principal payments due on the notes payable and unsecured credit facility for the nine months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2016	$ 22,099
2017	324,049
2018	149,076
2019	170,509
2020	136,160
Thereafter	50,002

$ 851,895

Note 7—Intangible Lease Liabilities, Net

Intangible lease liabilities, net, consisted of the following as of March 31, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	March 31, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $13,381 and $12,437, respectively (with a weighted average remaining life of 17.6 years and 17.7 years, respectively)	$47,024	$ 47,968

Ground leasehold liabilities, net of accumulated amortization of $208 and $177, respectively (with a weighted average remaining life of 42.9 years and 43.2 years, respectively)	5,117	5,148

	$52,141	$ 53,116

The aggregate weighted average remaining life of intangible lease liabilities was 20.0 years and 20.2 years as of March 31, 2016 and December 31, 2015, respectively.

Note 8—Commitments and Contingencies

Litigation

In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 9—Related-Party Transactions and Arrangements

The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2016 and 2015, the Company incurred $0 and $2,419,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. For the three months ended March 31, 2016 and 2015, the Company incurred $0 and $2,000,000, respectively, in acquisition fees to the Advisor or its affiliates related to the Preferred Equity Investment.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2016 and 2015, the Company incurred $4,787,000 and $4,033,000, respectively, in asset management fees to the Advisor.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended March 31, 2016 and 2015, the Advisor allocated $428,000 and $275,000, respectively, in operating expenses incurred on the Company’s behalf.

The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of

1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. For the three months ended March 31, 2016 and 2015, the Company did not incur a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. For the three months ended March 31, 2016 and 2015, the Company did not incur a subordinated incentive listing fee.

Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. For the three months ended March 31, 2016 and 2015, the Company did not incur any subordinated termination fees to the Advisor or its affiliates.

The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and management fees for the Company’s properties. Such fees equal 3.0% of gross revenues from single-tenant properties and 4.0% of gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s length transactions by others rendering similar services in the same geographic area for similar properties as determined by a survey of brokers and agents in such area. For the three months ended March 31, 2016 and 2015, the Company incurred $1,287,000 and $1,167,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended March 31, 2016 and 2015, the Company did not incur any leasing commissions to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended March 31, 2016 and 2015, the Company incurred $0 and $471,000, respectively, in construction management fees to the Property Manager.

Accounts Payable Due to Affiliates

The following amounts were outstanding due to affiliates as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	March 31, 2016	December 31, 2015
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,600	$ 1,589
Carter Validus Real Estate Management Services, LLC	Property management fees	375	401
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	198	174

		$2,173	$ 2,164

Note 10—Segment Reporting

Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2016 and 2015.

The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, change in fair value of contingent consideration, interest expense, net, loss on debt extinguishment, and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Real estate-related notes receivable interest income, general and administrative expenses, change in fair value of contingent consideration, acquisition related expenses, asset management fees, depreciation and amortization, other interest and dividend income, loss on debt extinguishment, and interest expense, net are not allocated to individual segments for purposes of assessing segment performance.

Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company’s unsecured credit facility, real estate-related notes receivable, the Preferred Equity Investment and other assets not attributable to individual properties.

Summary information for the reportable segments during the three months ended March 31, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$28,662	$27,949	$ 56,611
Expenses:
Rental and parking expenses	(4,823)	(1,816)	(6,639)

Segment net operating income	$23,839	$26,133	49,972

Revenue:
Real estate-related notes receivable interest income			16
Expenses:
General and administrative expenses			(1,581)
Change in fair value of contingent consideration			(120)
Acquisition related expenses			—
Asset management fees			(4,787)
Depreciation and amortization			(16,999)

Income from operations			26,501
Other income (expense):
Other interest and dividend income			2,705
Interest expense, net			(9,481)
Loss on debt extinguishment			(1,133)

Net income			$ 18,592

	Data Centers	Healthcare	Three Months Ended March 31, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$29,113	$22,270	$ 51,383
Expenses:
Rental and parking expenses	(5,060)	(2,524)	(7,584)

Segment net operating income	$24,053	$19,746	43,799

Revenue:
Real estate-related notes receivable interest income			139
Expenses:
General and administrative expenses			(1,409)
Change in fair value of contingent consideration			(150)
Acquisition related expenses			(3,145)
Asset management fees			(4,033)
Depreciation and amortization			(15,783)

Income from operations			19,418
Other income (expense):
Other interest and dividend income			516
Interest expense, net			(6,306)

Net income			$ 13,628

Assets by each reportable segment as of March 31, 2016 and December 31, 2015 are as follows (amounts in thousands):

	March 31, 2016	December 31, 2015
Assets by segment:
Data centers	$1,093,539	$ 1,097,952
Healthcare	1,135,098	1,124,928
All other	163,515	159,560

Total assets	$2,392,152	$ 2,382,440

Capital additions and acquisitions by reportable segments for the three months ended March 31, 2016 and 2015 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$182	$ 50
Healthcare	10,250	120,069

Total capital additions and acquisitions	$10,432	$ 120,119

Note 11—Accounts Payable and Other Liabilities

Accounts payable and other liabilities, as of March 31, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	March 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$4,997	$ 6,283
Accrued interest expense	2,789	2,905
Accrued property taxes	1,946	1,247
Contingent consideration obligation	5,460	5,340
Distributions payable to stockholders	10,808	10,776
Tenant deposits	1,039	1,039
Deferred rental income	4,918	5,226
Derivative liabilities	6,443	2,641

	$38,400	$ 35,457

Note 12—Preferred Equity Investment

During the year ended December 31, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation, or the Preferred Equity Investment. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. During the three months ended March 31, 2016 and 2015, the Company recognized dividend income related to the Preferred Equity Investment of approximately $2,461,000 and $438,000, respectively.

Note 13—Fair Value

Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $131,259,000 and $131,984,000 as of March 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $130,445,000 and $131,233,000 as of March 31, 2016 and December 31, 2015, respectively.

Notes payable – Variable—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $330,973,000 and $364,478,000 as of March 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $335,730,000 and $369,002,000 as of March 31, 2016 and December 31, 2015, respectively. The outstanding principal of the notes payable – variable was $42,720,000 and $43,097,000 as of March 31, 2016 and December 31, 2015, respectively, which approximated their fair value because they are interest rate adjustable.

Unsecured credit facility—The outstanding principal of the unsecured credit facility – variable was $268,000,000 and $238,000,000, which approximated its fair value, as of March 31, 2016 and December 31, 2015, respectively. The interest on the unsecured credit facility – variable is calculated at LIBOR, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company’s unsecured credit facility – variable is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $71,349,000 and $52,054,000 as of March 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $75,000,000 and $55,000,000 as of March 31, 2016 and December 31, 2015, respectively.

Notes receivable—The outstanding principal of the notes receivable approximated the fair value as of March 31, 2016 and December 31, 2015. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.

Contingent consideration—The Company has a contingent obligation to pay a former owner in conjunction with a certain acquisition if specified future operational objectives are met over future reporting periods. Liabilities for contingent consideration will be measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes in fair value recorded in earnings as change in fair value of contingent consideration.

The estimated fair value of the contingent consideration was $5,460,000 and $5,340,000 as of March 31, 2016 and December 31, 2015, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of March 31, 2016.

Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

Preferred Equity Investment—The carrying value of the Preferred Equity Investment approximated its fair value as of March 31, 2016 and December 31, 2015. The fair value of the Preferred Equity Investment is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The Company calculated the fair value of the Preferred Equity Investment using a dividend discount model, which calculates the present value of the future cash payments, discounted back to the present value using a discount rate that embodies the risk associated with the investment.

In accordance with the fair value hierarchy described above, the following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016
	Fair Value Hierarchy			Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$—	$—	$—	$ —

Total assets at fair value	$—	$—	$—	$ —

Liabilities:
Derivative liabilities	$—	$(6,443)	$—	$ (6,443)
Contingent consideration obligation	—	—	(5,460)	(5,460)

Total liabilities at fair value	$—	$(6,443)	$(5,460)	$ (11,903)

	December 31, 2015
	Fair Value Hierarchy			Total Fair Value
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative assets	$—	$61	$—	$ 61

Total assets at fair value	$—	$61	$—	$ 61

Liabilities:
Derivative liabilities	$—	$(2,641)	$—	$ (2,641)
Contingent consideration obligation	—	—	(5,340)	(5,340)

Total liabilities at fair value	$—	$(2,641)	$(5,340)	$ (7,981)

The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Three Months Ended March 31,
	2016	2015
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,340	$ 6,570
Additions to contingent consideration obligation	—	—
Total changes in fair value included in earnings	120	150

Ending balance	$5,460	$ 6,720

Unrealized (gains) losses still held (1)	$120	$ 150

(1)	Represents the unrealized (gains) losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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

The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders’ equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2016, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to the related debt extinguishment. The accelerated amount was a loss of $728,000. During the three months ended March 31, 2015, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $3,184,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.

See Note 13—“Fair Value” for a further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

				March 31, 2016			December 31, 2015
					Fair Value of			Fair Value of
Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	Outstanding Notional Amount	Asset	(Liability)	Outstanding Notional Amount	Asset	(Liability)
Interest rate swaps	Other assets /Accounts payable and other liabilities	10/12/2012 to 03/01/2016	10/11/2017 to 07/11/2019	$410,730	$—	$(6,443)	$424,002	$61	$ (2,641)

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

The table below summarizes the amount of losses recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended March 31, 2016
Interest rate swaps	$(5,640)	Interest expense, net	$ (1,777)

Total	$(5,640)		$ (1,777)

Three Months Ended March 31, 2015
Interest rate swaps	$(3,090)	Interest expense, net	$ (878)

Total	$(3,090)		$ (878)

Credit Risk-Related Contingent Features

The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.

In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $7,064,000. As of March 31, 2016, there was one termination event related to an early interest rate swap termination and no events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives

The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Offsetting of Derivative
Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2016	$—	$—	$—	$—	$—	$ —

December 31, 2015	$61	$—	$61	$(16)	$—	$ 45

Offsetting of Derivative
Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2016	$6,443	$—	$6,443	$—	$—	$ 6,443

December 31, 2015	$2,641	$—	$2,641	$(16)	$—	$ 2,625

The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.

Note 15—Accumulated Other Comprehensive Loss

The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$ (2,580)
Other comprehensive loss before reclassification	(5,640)	(5,640)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	1,777	1,777

Other comprehensive loss	(3,863)	(3,863)

Balance as of March 31, 2016	$(5,963)	$ (6,443)

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$ (1,161)
Other comprehensive loss before reclassification	(2,730)	(2,730)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	758	758

Other comprehensive loss	(1,972)	(1,972)

Balance as of March 31, 2015	$(3,133)	$ (3,133)

The following table presents reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2016	2015
Interest rate swap contracts	$1,777	$878	Interest expense, net

Note 16—Subsequent Events

Distributions Paid

On April 1, 2016, the Company paid aggregate distributions of $10,808,000 ($5,069,000 in cash and $5,739,000 in shares of the Company’s common stock issued pursuant to the DRIP Offerings), which related to distributions declared for each day in the period from March 1, 2016 through March 31, 2016. On May 2, 2016, the Company paid aggregate distributions of $10,477,000 ($4,911,000 in cash and $5,566,000 in shares of the Company’s common stock issued pursuant to the DRIP Offerings), which related to distributions declared for each day in the period from April 1, 2016 through April 30, 2016.

Distributions Declared

On May 5, 2016, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2016 and ending on August 31, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock. The distributions declared for each record date in June 2016, July 2016 and August 2016 will be paid in July 2016, August 2016 and September 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto, and the other unaudited financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 28, 2016, or the 2015 Annual Report on Form 10-K.

The terms “we,” “our,” “us” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2015 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

On June 6, 2014, we terminated our initial public offering of up to $1,746,875,000 shares of common stock, or our Offering. On November 25, 2015, we registered an additional 10,473,946 shares of common stock with a price per share of $9.5475 for a proposed maximum offering price of $100,000,000 in shares of common stock under the distribution reinvestment plan, or the DRIP, pursuant to a registration statement on Form S-3, or the Second DRIP Offering. The Second DRIP Offering included shares of common stock previously registered under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering, that the Company carried forward in the Second DRIP Offering. We refer to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. We will continue to issue shares of common stock under the Second DRIP Offering until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC or the Second DRIP Offering is terminated by our board of directors.

As of March 31, 2016, we had issued approximately 184,449,000 shares of common stock in our Offerings for gross proceeds of $1,828,766,000, before share repurchases of $22,920,000 and offering costs, selling commissions and dealer manager fees of $174,785,000.

On November 16, 2015, our board of directors established an estimated value of our common stock, or NAV per share, calculated as of September 30, 2015, of $10.05 per share for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. We intend to publish an updated estimated NAV per share on at least an annual basis. The purchase price per share in the Second DRIP Offering is equal to 95% of $10.05, or $9.5475.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.

Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2016, we had completed acquisitions of 48 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 79 properties, comprised of 89 buildings and parking facilities and approximately 6,002,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,118,062,000. As of March 31, 2016, we had invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private healthcare real estate corporation, or our Preferred Equity Investment.

Critical Accounting Policies

Our critical accounting policies were disclosed in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data

Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2015 Annual Report on Form 10-K.

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

Segment Reporting

We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 10—“Segment Reporting” to the condensed consolidated financial statements for additional information on our two reporting segments.

Results of Operations

Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate investments. The following table shows the property statistics of our real estate investments as of March 31, 2016 and 2015:

	March 31,
	2016	2015
Number of commercial operating real estate investments (1)	47	46
Leased rentable square feet	5,890,000	5,693,000
Weighted average percentage of rentable square feet leased	98%	98%

(1)	As of March 31, 2016, we owned 48 real estate investments, one of which was under construction. As of March 31, 2015, we owned 48 real estate investments, two of which were under construction.

The following table summarizes our real estate investment activity for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Commercial operating real estate investments acquired	—	2
Approximate aggregate purchase price of acquired real estate investments	$—	$120,968,000
Leased rentable square feet	—	249,000

The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2016 and 2015.

This section describes and compares our results of operations for the three months ended March 31, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of properties that we have owned and operated for the periods presented, in their entirety, referred to herein as same store properties. By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

A total of 56 of our 79 properties owned as of March 31, 2016 were acquired on or before January 1, 2015 and represent our same store properties during the three months ended March 31, 2016 and 2015. Non-same store, as reflected in the table below, consists of properties acquired and placed in service after January 1, 2015. For the three months ended March 31, 2016, 23 properties were included in non-same store and for the three months ended March 31, 2015, 21 properties were included in non-same store.

We review our operating results, measured by contractual rental revenue and tenant reimbursement revenue, from properties we acquired and lease to tenants. Contractual rental revenue and tenant reimbursement revenue is a supplemental non-GAAP financial measure of the Company’s operating performance. Contractual rental revenue and tenant reimbursement revenue is considered by management to be a helpful supplemental performance measure, as it provides a consistent method for the comparison of the Company’s properties from period to period, reflecting actual rents rather than adjustments made related to straight-line rent and amortization of above- and below-market lease intangibles in accordance with GAAP. Contractual rental revenue and tenant reimbursement revenue should not be considered as an alternative to rental revenue and tenant reimbursement revenue determined in accordance with GAAP, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, contractual rental revenue and tenant reimbursement revenue should be examined in conjunction with rental revenue and tenant reimbursement revenue as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2016	2015	Change

Same store contractual rental revenue and tenant reimbursement revenue	$43,490	$43,471	$ 19
Non-same store contractual rental revenue and tenant reimbursement revenue	4,900	396	4,504
Non-cash revenue	7,391	7,501	(110)
Other operating income	830	15	815
Real estate-related notes receivable interest income	16	139	(123)

Total revenue	$56,627	$51,522	$ 5,105

•	Same store contractual rental revenue and tenant reimbursement revenue increased primarily due to a decrease in bad debt reserve of $0.6 million, related to delinquent accounts receivable recorded during the three months ended March 31, 2015, offset by a $0.3 million decrease in rental and parking revenue due to lease terminations that occurred subsequent to March 31, 2015 and a $0.2 million decrease in tenant reimbursable revenue for utilities.

•	Non-same store contractual rental revenue and tenant reimbursement revenue increased primarily due to an increase in contractual rental revenue of $4.5 million as a result of the acquisition of 21 properties and one operating property placed in service, since January 1, 2015.

•	Non-cash revenue decreased $0.9 million due to the write-off of a below-market lease intangible in connection with one lease termination during the three months ended March 31, 2015, offset by an increase in straight-line rent of $0.8 million primarily as the result of placing one property in service during the fourth quarter of 2015 that had been under construction since April 2014.

•	Other operating income increased primarily due to termination fee payments received during the three months ended March 31, 2016 in connection with a lease termination from one property that had a lease termination on November 30, 2015.

•	Real estate-related notes receivable interest income decreased due to principal repayments of certain notes receivable during 2015. The outstanding balance of our real estate-related notes receivable was $0.5 million as of March 31, 2016, and $10.0 million as of March 31, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2016	2015	Change

Same store rental and parking expenses	$6,159	$7,525	$ (1,366)
Non-same store rental and parking expenses	480	59	421
General and administrative expenses	1,581	1,409	172
Change in fair value of contingent consideration	120	150	(30)
Acquisition related expenses	—	3,145	(3,145)
Asset management fees	4,787	4,033	754
Depreciation and amortization	16,999	15,783	1,216

Total expenses	$30,126	$32,104	$ (1,978)

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, decreased primarily due to an increase in real estate taxes paid directly by a tenant during the three months ended March 31, 2016, which the Company paid during the three months ended March 31, 2015 and did not recover due to a tenant’s bankruptcy.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 21 operating properties and one property placed in service, since January 1, 2015.

•	General and administrative expenses increased primarily due to our Company’s growth.

•	The change in contingent consideration represents a reduction in the estimated fair value of the contingent consideration due to a change in the expected timing of additional purchase price payment.

•	Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. Acquisition related expenses decreased as we did not purchase any real estate investments during the three months ended March 31, 2016. During the three months ended March 31, 2015, we purchased two real estate investments that were determined to be business combinations, for an aggregate purchase price of $121.0 million.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,330.0 million as of March 31, 2016, as compared to $1,705.3 million as of March 31, 2015.

•	Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $1,990.2 million as of March 31, 2016, as compared to $1,538.3 million as of March 31, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Other interest and dividend income:
Cash deposits interest	$13	$63	$ (50)
Dividends on preferred equity investment	2,461	438	2,023
Notes receivable interest and other income	231	15	216

Total other interest and dividend income	2,705	516	2,189

Interest expense, net:
Interest on notes payable	(6,458)	(5,770)	(688)
Interest on unsecured credit facility	(2,123)	(687)	(1,436)
Amortization of deferred financing costs	(1,151)	(898)	(253)
Capitalized interest	251	1,049	(798)

Total interest expense, net	(9,481)	(6,306)	(3,175)

Loss on debt extinguishment	(1,133)	—	(1,133)

Total other expense	(7,909)	(5,790)	(2,119)

Net income	$18,592	$13,628	$ 4,964

•	Dividends on preferred equity investment increased due to earning dividends for the full three months ended March 31, 2016 on our Preferred Equity Investment, as compared to earning dividends for a partial month during the three months ended March 31, 2015. Our preferred equity investment was originated on March 11, 2015.

•	Interest on notes payable increased primarily due to an increase in interest expense on variable rate notes payable fixed through interest rate swaps. The outstanding principal balance on variable rate notes payable fixed through interest rate swaps was $335.7 million as of March 31, 2016, as compared to $241.6 million as of March 31, 2015.

•	Interest on unsecured credit facility increased due to an increase in the average outstanding principal balance on our unsecured credit facility. The outstanding principal balance of our unsecured credit facility was $343.0 million as of March 31, 2016, and $225.0 million as of March 31, 2015.

Organization and Offering Costs

Prior to the termination of our Offering, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2%, of total gross offering proceeds, which were approximately $1,716,046,000.

Subsequent to the termination of our Offering on June 6, 2014 and as of March 31, 2016, we had incurred approximately $159,000 in other offering costs related to the DRIP Offerings.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 9—“Related-Party Transactions and Arrangements” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.

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

Inflation

We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases, with tenants, that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.

Liquidity and Capital Resources

Our principal demands for funds are for real estate and real estate-related investments, the payment of acquisition related costs, capital expenditures, operating expenses, distributions and repurchases to stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for items other than acquisitions and acquisition related costs will be generated from operations of our current and future investments. We expect to utilize funds equal to amounts reinvested in the DRIP Offerings and future proceeds from secured and unsecured financings to complete future real estate-related investments. As our Offering terminated on June 6, 2014, we expect to meet future cash needs for real estate-related investments from cash flows from operations, funds equal to amounts reinvested in the DRIP Offerings and debt financings. In addition, cash paid for distributions will be reduced due to the DRIP Offerings. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.

We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of March 31, 2016.

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

Short-term Liquidity and Capital Resources

On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and the payment of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, borrowings on our unsecured credit facility, as well as secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

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

We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures

We estimate that we will require approximately $40.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2016, we had $2.6 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2016, we had approximately $36.4 million in cash and cash equivalents. For the three months ended March 31, 2016, we had capital expenditures of $10.4 million.

Unsecured Credit Facility

The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of March 31, 2016, we had a total unencumbered pool availability under the unsecured credit facility of $458,975,000 and an aggregate outstanding principal balance of $343,000,000. As of March 31, 2016, $115,975,000 remained available to be drawn under the unsecured credit facility.

Cash Flows

(in thousands)	Three Months Ended March 31,
	2016	2015	Change
Net cash provided by operating activities	$29,168	$24,016	$ 5,152
Net cash used in investing activities	$(12,035)	$(222,313)	$ 210,278
Net cash (used in) provided by financing activities	$(9,225)	$159,746	$ (168,971)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Operating Activities.

•	Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities.

•	Net cash used in investing activities decreased primarily due to a decrease in investments in real estate of $107.3 million, a decrease in capital expenditures of $2.4 million, a decrease in real estate deposits of $0.3 million, a decrease in real estate-related notes receivable advances of $0.3 million and a decrease in our Preferred Equity Investment of $101.6 million, offset by notes receivable advances of $1.6 million.

Financing Activities.

•	Net cash (used in) provided by financing activities decreased primarily due to a decrease in draws on our unsecured credit facility of $100.0 million, a decrease in proceeds from notes payable of $37.0 million, an increase in payments on notes payable of $31.7 million, an increase in repurchases of our common stock of $7.1 million, an increase in distributions to our stockholders of $1.0 million, an increase in use of escrow funds of $1.0 million, offset by a decrease in purchase of noncontrolling interests of $8.8 million.

Distributions

The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and, therefore, distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.

We have funded distributions with operating cash flows from our properties, offering proceeds raised in our Offering and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015

Distributions paid in cash - common stockholders	$14,559,000		$13,714,000
Distributions reinvested (shares issued)	17,084,000		16,594,000

Total distributions	$31,643,000		$30,308,000

Source of distributions:
Cash flows provided by operations (1)	$14,559,000	46%	$13,714,000	45%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	17,084,000	54%	16,594,000	55%

Total sources	$31,643,000	100%	$30,308,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

Total distributions declared but not paid as of March 31, 2016 were $10.8 million for common stockholders. These distributions were paid on April 1, 2016.

For the three months ended March 31, 2016, we paid and declared distributions of approximately $31.6 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the three months ended March 31, 2016 of $33.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.

For a discussion of distributions paid subsequent to March 31, 2016, see Note 16—“Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations

As of March 31, 2016, we had approximately $851,895,000 of principal debt outstanding, of which $508,895,000 related to notes payable and $343,000,000 related to the unsecured credit facility. See Note 6—“Notes Payable and Unsecured Credit Facility” to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of March 31, 2016 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$21,696	$56,766	$2,294	$49,689	$ 130,445
Interest payments — fixed rate debt	5,809	8,808	6,094	2,504	23,215
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	6,530	343,200	61,000	—	410,730
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	15,932	23,675	1,400	—	41,007
Principal payments — variable rate debt	1,373	154,014	155,333	—	310,720
Interest payments — variable rate debt	7,728	11,289	5,028	—	24,045
Contingent consideration (3)	—	5,460	—	—	5,460
Notes receivable to be funded	2,400	—	—	—	2,400
Capital expenditures	40,324	1,722	—	—	42,046
Ground lease payments	664	1,526	1,549	37,881	41,620

Total	$102,456	$606,460	$232,698	$90,074	$ 1,031,688

(1)	As of March 31, 2016, we had $410.7 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2016 to calculate the debt payment obligations in future periods.

(3)	Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million and a minimum payout of $0 as of March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements.

Related-Party Transactions and Arrangements

We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 9—“Related-Party Transactions and Arrangements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.

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

In addition, we believe it is appropriate to disregard asset impairment write-downs as they are a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property. No impairment losses have been recorded to date.

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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income, amortization of above and below-market leases, adjustments related to contingent purchase price obligations, gains or losses from the extinguishment of debt and hedges, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.

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

Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.

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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2016		2015
Net income attributable to common stockholders	$17,664		$ 12,014
Adjustments:
Depreciation and amortization	16,999		15,783
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(755)		(1,354)

FFO attributable to common stockholders	$33,908		$ 26,443

Adjustments:
Acquisition related expenses (1)	$—		$ 3,145
Amortization of intangible assets and liabilities (2)	(859)		(1,734)
Change in fair value of contingent consideration	120		150
Straight-line rents (3)	(6,551)		(5,767)
Loss on debt extinguishment	1,133		—

Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	392	(4)	949	(5)

MFFO attributable to common stockholders	$28,143		$ 23,186

Weighted average common shares outstanding - basic	181,975,405		176,117,122

Weighted average common shares outstanding - diluted	181,992,093		176,133,630

Net income per common share - basic	$0.10		$ 0.07

Net income per common share - diluted	$0.10		$ 0.07

FFO per common share - basic	$0.19		$ 0.15

FFO per common share - diluted	$0.19		$ 0.15

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

(2)	Under GAAP, certain intangibles are accounted for at cost and reviewed at least annually for impairment, and certain intangibles are assumed to diminish predictably in value over time and are amortized, similar to depreciation and amortization of real estate-related assets that are excluded from FFO. However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate.

(3)	Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)	Of this amount, $151,000 related to straight-line rents and $241,000 related to above- and below-market leases.

(5)	Of this amount, $585,000 related to straight-line rents and $364,000 related to above- and below-market leases.

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

The following table summarizes our principal debt outstanding as of March 31, 2016 (amounts in thousands):

March 31, 2016
Notes payable:
Fixed rate notes payable	$ 130,445
Variable rate notes payable fixed through interest rate swaps	335,730
Variable rate notes payable	42,720

Total notes payable	508,895

Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	75,000
Variable rate unsecured credit facility	268,000

Total unsecured credit facility	343,000

Total principal debt outstanding (1)	$ 851,895

(1)	As of March 31, 2016, the weighted average interest rate on our total principal debt outstanding was 3.8%.

As of March 31, 2016, $310.7 million of the $851.9 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.7% per annum. As of March 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.6 million per year, assuming all of our derivatives remained effective hedges.

As of March 31, 2016, we had 14 interest rate swap agreements outstanding, which mature on various dates from October 2017 through July 2019, with an aggregate notional amount under the swap agreements of $410.7 million and an aggregate settlement liability value of $7.1 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $1.8 million. These interest rate swaps were designated as hedging instruments.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2016, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.

Item 1A. Risk Factors.

There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 28, 2016, except as noted below.

Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flow from operations and may adversely affect your overall return.

We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2016, our cash flows provided by operations of approximately $29.2 million was a shortfall of $2.4 million, or 7.6%, of our distributions (total distributions were approximately $31.6 million, of which $14.5 million was cash and $17.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

During the three months ended March 31, 2016, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Use of Public Offering Proceeds

As of March 31, 2016, we had issued approximately 184.4 million shares of common stock in our Offerings for gross proceeds of $1,828.8 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $52.9 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,118.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $14.6 million in notes receivable and $127.1 million in a preferred equity investment as of March 31, 2016. In addition, as of March 31, 2016, we had invested $99.3 million in capital improvements related to certain real estate investments.

Upon termination of our Offering on June 6, 2014, we had issued 172.6 million shares of common stock in our Offering for gross proceeds of $1,716.0 million.

Share Repurchase Program

Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP, which terminated on June 6, 2014, and the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The price we repurchase our shares of common stock is based on the most recent estimated value of our shares, which currently is $10.05. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.

During the three months ended March 31, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
01/01/2016 - 01/31/2016	293,400	$9.49	293,400	$ —
02/01/2016 - 02/29/2016	119,184	$9.51	119,184	$ —
03/01/2016 - 03/31/2016	458,058	$9.77	458,058	$ —

Total	870,642		870,642

During the three months ended March 31, 2016, we repurchased approximately $8,393,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended March 31, 2016 repurchase date.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC. (Registrant)

Date: May 12, 2016	By:	/s/ JOHN E. CARTER
John E. Carter Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.

The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Articles of Amendment and Restatement (included as Exhibit 3.4 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

3.2	First Amendment to Articles of Amendment and Restatement (included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 31, 2011, and incorporated herein by reference).

3.3	Second Articles of Amendment and Restatement (included as Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q filed on November 16, 2015, and incorporated herein by reference).

3.4	Bylaws of Carter Validus Mission Critical REIT, Inc. (included as Exhibit 3.5 to Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on March 23, 2010, and incorporated herein by reference).

3.5	Amended and Restated Bylaws of Carter Validus Mission Critical REIT, Inc (included as Exhibit 3.5 to the Registrant’s Quarterly Report on Form 10-Q (Commission File No. 000-54675) filed on November 16, 2015, and incorporated herein by reference).

4.1	Distribution Reinvestment Plan (included as Appendix A to Registrant’s Registration Statement on Form S-3 (Commission File No. (333-208204), filed on November 25, 2015, and incorporated herein by reference).

4.2	Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2011, and incorporated herein by reference).

4.3	Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference).

10.1	Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP (included as Exhibit 10.5 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

10.2	Amended and Restated Advisory Agreement, dated November 26, 2010, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 29, 2010, and incorporated herein by reference).

10.3	First Amendment to Amended and Restated Advisory Agreement, dated March 29, 2011, by and between Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 31, 2011, and incorporated herein by reference).

10.4	Second Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated October 4, 2012 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2012, and incorporated herein by reference).

10.5	Third Amendment to Amended and Restated Advisory Agreement by and between Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP and Carter/Validus Advisors, LLC, dated November 25, 2014 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on November 26, 2014, and incorporated herein by reference).

10.6	Property Management and Leasing Agreement, dated November 12, 2010, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter Validus Real Estate Management Services, LLC (included as Exhibit 10.3 to the Registrant’s Registration Statement on Form S-11 (Registration No. 333-165643) filed on November 16, 2010, and incorporated herein by reference).

10.7	Second Amended and Restated Credit Agreement, dated May 28, 2014, by and between Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, N.A. as documentation agent, Bank of America, N.A., as syndication agent and KeyBanc Capital Markets, as sole lead arranger and sole book runner (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on May 29, 2014, and incorporated herein by reference).

10.8	Joinder Agreement, dated May 25, 2012, by DC-19675 W. Ten Mile, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 1, 2012, and incorporated herein by reference).

10.9	Joinder Agreement, dated August 16, 2012, by DC-5000 Bowen Road, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 22, 2012, and incorporated herein by reference).

10.10	Joinder Agreement, dated August 16, 2012, by DC-1221 Coit Road, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 22, 2012, and incorporated herein by reference).

10.11	Joinder Agreement, dated September 28, 2012, by HC-8451 Pearl Street, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2012, and incorporated herein by reference).

10.12	Joinder Agreement, dated December 28, 2012, by HC-1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on January 4, 2013, and incorporated herein by reference).

10.13	Joinder Agreement, dated June 6, 2013, by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 6, 2013, and incorporated herein by reference).

10.14	Joinder Agreement, dated June 24, 2013 by HC-2257 Karisa Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 26, 2013, and incorporated herein by reference).

10.15	Joinder Agreement, dated July 26, 2013, by DC-2 Christie Heights, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 1, 2013, and incorporated herein by reference).

10.16	Joinder Agreement by, dated August 28, 2013, HC-1946 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 4, 2013, and incorporated herein by reference).

10.17	Joinder Agreement, dated September 19, 2013, by HC-10323 State Highway 151, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 20, 2013, and incorporated herein by reference).

10.18	Joinder Agreement, dated September 26, 2013, by DC- N15W24250 Riverwood Drive, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 2, 2013, and incorporated herein by reference).

10.19	Joinder Agreement, dated October 2, 2013, by HC-3436 Masonic Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2013, and incorporated herein by reference).

10.20	Joinder Agreement, dated March 14, 2014, by HC-42570 SOUTH AIRPORT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 19, 2014, and incorporated herein by reference).

10.21	Joinder Agreement, dated April 30, 2014, by DC-1805 CENTER PARK DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on April 30, 2014, and incorporated herein by reference).

10.22	Joinder Agreement, dated July 22, 2014, by DC-1099 WALNUT RIDGE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on July 28, 2014, and incorporated herein by reference).

10.23	Joinder Agreement, dated August 28, 2014, by HC-116 EDDIE DOWLING HIGHWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 2, 2014, and incorporated herein by reference).

10.24	Joinder Agreement, dated September 5, 2014, by DC-1001 WINDWARD CONCOURSE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 11, 2014, and incorporated herein by reference).

10.25	Joinder Agreement, dated September 15, 2014, by HCP-DERMATOLOGY ASSOCIATES, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 17, 2014, and incorporated herein by reference).

10.26	Joinder Agreement, dated September 23, 2014, by HCP-SELECT MEDICAL, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.27	Joinder Agreement, dated September 23, 2014, by DC-8521 EAST PRINCESS DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.28	Joinder Agreement, dated September 23, 2014, by DC-615 NORTH 48TH STREET, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.29	Joinder Agreement, dated September 19, 2014, by HC-1101 KALISTE SALOOM ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.30	First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.31	Term Loan Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, National Association, as documentation agent, and Bank of America, N.A., as co-syndication agent, and Suntrust Bank, as co-syndication agent, and Fifth Third Bank, as co-syndication agent, and KeyBanc Capital Markets, Inc., Capital One, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. as joint lead arrangers and joint book runners (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.32	Contribution Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the other subsidiary guarantors as identified therein (included as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.33	Unconditional Guaranty of Payment and Performance, dated August 21, 2015, from Carter Validus Mission Critical REIT, Inc., et al. for the benefit of KeyBank National Association (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.34	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Capital One, National Association (included as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.35	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Synovus Bank (included as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.36	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Eastern Bank (included as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.37	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to SunTrust Bank (included as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.38	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Bank of America, N.A. (included as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.39	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to KeyBank National Association (included as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.40	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A. (included as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.41	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Renasant Bank (included as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.42	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Hancock Bank (included as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.43	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Woodforest National Bank (included as Exhibit 10.14 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.44	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Fifth Third Bank (included as Exhibit 10.15 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.45	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Mega International Commercial Bank Co., Ltd. Silicon Valley Branch (included as Exhibit 10.16 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.46	Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A. (included as Exhibit 10.17 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.47	Joinder Agreement, dated August 21, 2015, by DC-1650 UNION HILL ROAD, LLC, HC-800 EAST 68th STREET, LLC, HCP-RTS, LLC, HC-77-840 FLORA ROAD, LLC, HC-40055 BOB HOPE DRIVE, LLC, HC-58295 29 PALMS HIGHWAY, LLC, HC-8991 BRIGHTON LANE, LLC, HC-6555 CORTEZ, LLC, HC-601 REDSTONE AVENUE WEST, LLC, HC-2270 COLONIAL BLVD, LLC, HC-2234 COLONIAL BLVD, LLC, HC-1026 MAR WALT DRIVE NW, LLC, HC-7751 BAYMEADOWS RD. E., LLC, HC-1120 LEE BOULEVARD, LLC, HC-8625 COLLIER BLVD., LLC, HC-6879 US HIGHWAY 98 WEST, LLC, HC-7850 N. UNIVERSITY DRIVE, LLC, HC-#2 PHYSICIANS PARK DR., LLC, HC-52 NORTH PECOS ROAD, LLC, HC-6160 S. FORT APACHE ROAD, LLC, HC-187 SKYLAR DRIVE, LLC, HC-860 PARKVIEW DRIVE NORTH, UNITS A&B, LLC and HC-6310 HEALTH PKWY., UNITS 100 & 200, LLC to KeyBank National Association, as Agent (included as Exhibit 10.18 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.48	Form of Indemnification Agreement entered into between Carter Validus Mission Critical REIT, Inc. and each of the following persons as of August 26, 2015: John E. Carter, Lisa Drummond, Mario Garcia, Jr., Jonathan Kuchin, Randall Greene, Ronald Rayevich, Todd M. Sakow and Michael A. Seton (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 26, 2015, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**	Furnished herewith in accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.