Form 10-Q
period 2016-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2016-08-15
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-54675
___________________________________________
CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Exact name of registrant as specified in its charter)
___________________________________________

Maryland	27-1550167
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4890 West Kennedy Blvd., Suite 650 Tampa, FL 33609	(813) 287-0101
(Address of Principal Executive Offices; Zip Code)	(Registrant’s Telephone Number)
Not Applicable
(Former name, former address, and former fiscal year, if changed since last report)
___________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 11, 2016, there were approximately 183,590,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2016	December 31, 2015
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$177,179
Buildings and improvements, less accumulated depreciation of $125,661 and $100,142, respectively ($85,125 and $86,200, respectively, related to VIE)	1,813,293	1,749,571
Construction in process	11,644	9,438
Total real estate, net ($89,405 and $90,480, respectively, related to VIE)	2,006,897	1,936,188
Cash and cash equivalents ($356 and $1,060, respectively, related to VIE)	30,099	28,527
Preferred equity investment	127,147	127,147
Acquired intangible assets, less accumulated amortization of $46,129 and $37,374, respectively ($6,849 and $7,416, respectively, related to VIE)	201,710	197,530
Other assets ($9,520 and $6,651, respectively, related to VIE)	113,529	93,048
Total assets	$2,479,382	$2,382,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $3,334 and $4,261, respectively ($51,667 and $52,271, respectively, related to VIE)	$502,645	$539,071
Credit facility, net of deferred financing costs of $2,190 and $2,544, respectively	425,810	290,456
Accounts payable due to affiliates ($39 and $41, respectively, related to VIE)	2,306	2,164
Accounts payable and other liabilities ($2,400 and $1,689, respectively, related to VIE)	52,676	35,457
Intangible lease liabilities, less accumulated amortization of $14,564 and $12,614, respectively ($8,558 and $9,244, respectively, related to VIE)	51,166	53,116
Total liabilities	1,034,603	920,264
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 186,287,989 and 182,707,901 shares issued, respectively; 183,023,067 and 181,200,952 shares outstanding, respectively	1,830	1,812
Additional paid-in capital	1,608,236	1,591,076
Accumulated distributions in excess of earnings	(190,780)	(161,798)
Accumulated other comprehensive loss	(9,049)	(2,580)
Total stockholders’ equity	1,410,237	1,428,510
Noncontrolling interests	34,542	33,666
Total equity	1,444,779	1,462,176
Total liabilities and stockholders’ equity	$2,479,382	$2,382,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental and parking revenue	$54,249	$47,120	$106,539	$94,014
Tenant reimbursement revenue	4,774	5,596	9,095	10,085
Real estate-related notes receivable interest income	15	216	31	355
Total revenue	59,038	52,932	115,665	104,454
Expenses:
Rental and parking expenses	7,373	7,099	14,012	14,683
General and administrative expenses	1,587	1,451	3,168	2,860
Change in fair value of contingent consideration	125	150	245	300
Acquisition related expenses	1,640	509	1,640	3,654
Asset management fees	4,877	4,533	9,664	8,566
Depreciation and amortization	17,349	16,445	34,348	32,228
Total expenses	32,951	30,187	63,077	62,291
Income from operations	26,087	22,745	52,588	42,163
Other income (expense):
Other interest and dividend income	2,706	2,603	5,411	3,119
Interest expense, net	(9,213)	(7,004)	(19,827)	(13,310)
Provision for loan losses	(1,666)	—	(1,666)	—
Total other expense	(8,173)	(4,401)	(16,082)	(10,191)
Net income	17,914	18,344	36,506	31,972
Net income attributable to noncontrolling interests in consolidated partnerships	(1,061)	(1,580)	(1,989)	(3,194)
Net income attributable to common stockholders	$16,853	$16,764	$34,517	$28,778
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(2,606)	$1,284	$(6,469)	$(928)
Other comprehensive (loss) income	(2,606)	1,284	(6,469)	(928)
Other comprehensive loss (income) attributable to noncontrolling interests in consolidated partnerships	—	(148)	—	92
Other comprehensive (loss) income attributable to common stockholders	(2,606)	1,136	(6,469)	(836)
Comprehensive income	15,308	19,628	30,037	31,044
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,061)	(1,728)	(1,989)	(3,102)
Comprehensive income attributable to common stockholders	$14,247	$17,900	$28,048	$27,942
Weighted average number of common shares outstanding:
Basic	182,743,182	177,731,803	182,372,560	176,928,923
Diluted	182,762,094	177,746,071	182,392,594	176,944,475
Net income per common share attributable to common stockholders:
Basic	$0.09	$0.09	$0.19	$0.16
Diluted	$0.09	$0.09	$0.19	$0.16
Distributions declared per common share	$0.17	$0.17	$0.35	$0.34
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176
Vesting of restricted stock	4,500	—	—	—	—	—	—	—
Issuance of common stock under the distribution reinvestment plan	3,575,588	36	34,102	—	—	34,138	—	34,138
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,113)	(1,113)
Distributions declared to common stockholders	—	—	—	(63,499)	—	(63,499)	—	(63,499)
Other offering costs	—	—	(9)	—	—	(9)	—	(9)
Repurchase of common stock	(1,757,973)	(18)	(16,978)	—	—	(16,996)	—	(16,996)
Stock-based compensation	—	—	45	—	—	45	—	45
Other comprehensive loss	—	—	—	—	(6,469)	(6,469)	—	(6,469)
Net income	—	—	—	34,517	—	34,517	1,989	36,506
Balance, June 30, 2016	183,023,067	$1,830	$1,608,236	$(190,780)	$(9,049)	$1,410,237	$34,542	$1,444,779
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$36,506	$31,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,348	32,228
Amortization of deferred financing costs	2,279	1,805
Amortization of above-market leases	232	194
Amortization of intangible lease liabilities	(1,950)	(2,948)
Amortization of real estate-related notes receivable origination costs and commitment fees	—	114
Provision for doubtful accounts	809	2,777
Provision for loan losses	1,666	—
Loss on debt extinguishment	1,133	—
Straight-line rent	(12,689)	(11,461)
Stock-based compensation	45	45
Change in fair value of contingent consideration	245	300
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,686	1,614
Accounts payable due to affiliates	142	376
Other assets	(5,876)	(3,932)
Net cash provided by operating activities	58,576	53,084
Cash flows from investing activities:
Investment in real estate	(71,000)	(123,753)
Capital expenditures	(30,830)	(23,127)
Real estate deposits, net	450	140
Real estate-related notes receivable advances	—	(267)
Preferred equity investment	—	(127,147)
Notes receivable advances	(3,519)	(10,000)
Net cash used in investing activities	(104,899)	(284,154)
Cash flows from financing activities:
Proceeds from notes payable	—	64,305
Payments on notes payable	(37,353)	(5,389)
Proceeds from credit facility	135,000	160,000
Payments on credit facility	—	(27,000)
Payments of deferred financing costs	(401)	(72)
Repurchase of common stock	(16,996)	(3,191)
Offering costs	(9)	(13)
Distributions to stockholders	(29,629)	(28,071)
Payments to escrow funds	(2,579)	(996)
Collections of escrow funds	975	897
Purchase of noncontrolling interest in consolidated partnerships	—	(9,825)
Distributions to noncontrolling interests in consolidated partnerships	(1,113)	(1,172)
Net cash provided by financing activities	47,895	149,473
Net change in cash and cash equivalents	1,572	(81,597)
Cash and cash equivalents - Beginning of period	28,527	113,093
Cash and cash equivalents - End of period	$30,099	$31,496
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $801 and $2,314, respectively	$17,191	$13,579
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$34,138	$33,511
Net unrealized loss on interest rate swap	$(6,469)	$(928)
Real estate-related notes receivable converted to investment in real estate	$—	$13,674
Accrued capital expenditures	$7,459	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016
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
As of June 30, 2016, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs. As of June 30, 2016, the Company had investments in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, or the Preferred Equity Investment.
On November 25, 2015, the Company registered 10,473,946 shares of common stock with a price per share of $9.5475 for a proposed maximum offering price of $100,000,000 in shares of common stock under its distribution reinvestment plan, or the DRIP, pursuant to a registration statement on Form S-3. As of June 30, 2016, the Company had issued approximately 186,235,000 shares of common stock in its initial public offering and DRIP offerings for gross proceeds of $1,845,820,000, before share repurchases of $31,523,000 and offering costs, selling commissions and dealer manager fees of $174,784,000. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
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
On January 1, 2016, the Company adopted Accounting Standards Update, or ASU, ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity, or VIE, and voting interest entity, or VOE, consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The Company concluded that no change was required to its accounting for its joint venture. However, the Operating Partnership now meets the criteria as a VIE, the Company is the primary beneficiary and, accordingly, the Company continues to consolidate the Operating Partnership. The Company’s sole asset is its investment in the Operating Partnership, and consequently, all of the Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Company’s debt is an obligation of the Operating Partnership.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the three and six months ended June 30, 2016, the Company recorded $809,000 in bad debt expense. Bad debt expenses are recognized in the accompanying condensed consolidated statements of comprehensive income as a deduction from rental and parking revenue and tenant reimbursement revenue. The Company recorded $809,000 and $0 in allowances for uncollectible tenant receivables as of June 30, 2016 and December 31, 2015, respectively.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income and unamortized deferred fees and costs. The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as the tenant financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Impairment occurs when it is determined probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms of the note. As of June 30, 2016 and December 31, 2015, the aggregate balance on the Company’s notes receivable was $16,519,000 and $13,000,000, respectively. For the three and six months ended June 30, 2016, the Company recorded $1,625,000 as an allowance to reduce the carrying value of a note receivable and $41,000 recorded as a corresponding reserve related to accrued interest in provision for loan losses in the accompanying condensed consolidated financial statements.
Concentration of Credit Risk and Significant Leases
As of June 30, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of June 30, 2016, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), three of which accounted for 10.0% or more of rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 13.1%, 11.5% and 10.0%, respectively, of rental revenue for the six months ended June 30, 2016.

As of June 30, 2016, the Company had two tenant's exposure concentrations that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 12.5% and 10.0%, respectively, of rental revenue for the six months ended June 30, 2016.
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
On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company's credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company's unsecured credit facility are presented in the balance sheet as an asset, which is included in other assets on the condensed consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $6,805,000 in other assets, $4,261,000 in notes payable and $2,544,000 in credit facility on the condensed consolidated balance sheet as of December 31, 2015.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. During the six months ended June 30, 2016, the Company received valid repurchase requests related to approximately 1,758,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $16,996,000 (an average of $9.67 per share). During the six months ended June 30, 2015, the Company received valid repurchase requests related to approximately 332,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $3,191,000 (an average of $9.61 per share).
Earnings Per Share
Basic earnings per share attributable for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended June 30, 2016 and 2015, diluted earnings per share reflected the effect of approximately 19,000 and 14,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the six months ended June 30, 2016 and 2015, diluted earnings per share reflected the effect of approximately 20,000 and 16,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.

Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2015-14. The Company is in the process of evaluating the impact ASUs 2014-09 and 2016-08 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.
Note 3—Real Estate Investments
During the six months ended June 30, 2016, the Company completed the acquisition of one healthcare real estate investment, consisting of five properties, that was determined to be a business combination, or the 2016 Acquisition. The aggregate purchase price of the 2016 Acquisition was $71,000,000, plus closing costs. The Company funded the purchase price of the 2016 Acquisition using cash and its unsecured credit facility.
The following table summarizes the 2016 Acquisition:

Property Description	Date Acquired	Ownership Percentage
Post Acute Medical Portfolio	05/23/2016	100%
Results of operations for the 2016 Acquisition are reflected in the accompanying condensed consolidated statement of comprehensive income for three and six months ended June 30, 2016 for the period subsequent to the acquisition date of each property. For the period from the acquisition date through June 30, 2016, the Company recorded $839,000 in revenues and a net loss of $1,132,000 for the 2016 Acquisition.
In addition, during the six months ended June 30, 2016 and 2015, the Company incurred aggregate charges related to acquisition fees and costs of $1,630,000 and $3,467,000, respectively, in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statements of comprehensive income. The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the six months ended June 30, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.
The following table summarizes management’s allocation of the fair value of the 2016 Acquisition during the six months ended June 30, 2016 (amounts in thousands):

Total
Land	$4,781
Buildings and improvements	53,284
In-place leases	12,935
Total assets acquired	$71,000

Assuming the 2016 Acquisition described above had occurred on January 1, 2015, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma basis:
Revenues	$59,943	$54,667	$118,210	$110,409
Net income	$19,689	$18,706	$38,643	$32,397
Net income attributable to common stockholders	$18,628	$17,126	$36,654	$29,203
Net income per common share attributable to common stockholders:
Basic	$0.10	$0.10	$0.20	$0.17
Diluted	$0.10	$0.10	$0.20	$0.17
The condensed pro forma consolidated financial statements for the three and six months ended June 30, 2016 and 2015 include pro forma adjustments related to the acquisitions during 2016 and 2015. The pro forma information for both the three and six months ended June 30, 2016 was adjusted to exclude approximately $1,630,000 of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	June 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $44,783 and $36,260, respectively (with a weighted average remaining life of 14.4 years and 14.3 years, respectively)	$195,882	$191,470
Above-market leases, net of accumulated amortization of $1,139 and $932, respectively (with a weighted average remaining life of 10.7 years and 11.1 years, respectively)	3,221	3,428
Ground lease interest, net of accumulated amortization of $207 and $182, respectively (with a weighted average remaining life of 60.0 years and 60.4 years, respectively)	2,607	2,632
	$201,710	$197,530
The aggregate weighted average remaining life of the acquired intangible assets was 14.9 years as of June 30, 2016 and December 31, 2015, respectively.

Note 5—Other Assets
Other assets consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $4,733 and $3,690, respectively	$1,914	$2,854
Lease commissions, net of accumulated amortization of $403 and $227, respectively	4,318	4,194
Investments in unconsolidated partnerships	108	100
Tenant receivables, net of allowances for doubtful accounts of $809 and $0, respectively	10,754	5,318
Notes receivable, net of allowances for doubtful accounts of $1,666 and $0, respectively	14,853	13,000
Real estate-related notes receivable	514	514
Straight-line rent receivable	61,395	47,807
Restricted cash held in escrow	15,265	13,661
Real estate escrow deposits	—	450
Restricted cash	1,051	882
Derivative assets	—	61
Prepaid and other assets	3,357	4,207
	$113,529	$93,048
Note 6—Future Minimum Rent
Rental Revenue
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2016	$95,104
2017	191,506
2018	194,744
2019	197,580
2020	198,651
Thereafter	1,892,718
$2,770,303

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2016	$350
2017	700
2018	702
2019	746
2020	746
Thereafter	37,836
$41,080
Note 7—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of June 30, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Notes payable:
Fixed rate notes payable	$129,665	$131,233
Variable rate notes payable fixed through interest rate swaps	333,966	369,002
Variable rate notes payable	42,348	43,097
Total notes payable, principal amount outstanding	505,979	543,332
Unamortized deferred financing costs related to notes payable	(3,334)	(4,261)
Total notes payable, net of deferred financing costs	502,645	539,071
Unsecured credit facility:
Revolving line of credit	218,000	83,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	428,000	293,000
Unamortized deferred financing costs related to unsecured credit facility	(2,190)	(2,544)
Total unsecured credit facility, net of deferred financing costs	425,810	290,456
Total debt outstanding	$928,455	$829,527
Significant loan activity since December 31, 2015, excluding scheduled principal payments, includes:

•
On March 30, 2016, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $31,167,000 at the time of repayment. The original note payable had a variable rate fixed through an interest rate swap of 6.19% with a maturity date on February 25, 2019. As a result of this extinguishment, the Company expensed $343,000 of unamortized deferred financing costs, $62,000 of termination fees and $728,000 of the early extinguishment of the hedged debt obligation, which were recognized in loss on debt extinguishment on the Company's condensed consolidated statements of comprehensive income. The lender waived the prepayment penalty fee.

•	The Company made a draw of $135,000,000 on its unsecured credit facility.

•
The Company entered into five interest rate swap agreements to effectively fix London Interbank Offered Rate, or LIBOR, on $155,000,000 of the term loans of the unsecured credit facility. As of June 30, 2016, $210,000,000 of the term loans of the unsecured credit facility were fixed through interest rate swaps.

•
As of June 30, 2016, the Company had a total unencumbered pool availability under the unsecured credit facility of $494,475,000 and an aggregate outstanding principal balance of $428,000,000. As of June 30, 2016, $66,475,000 remained available to be drawn on the unsecured credit facility.

•	As of June 30, 2016, the Company had six variable rate notes payable that were fixed through interest rate swaps.
The principal payments due on the notes payable and unsecured credit facility for the six months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2016	$19,503
2017 (1)	409,060
2018	149,074
2019	170,180
2020	136,160
Thereafter	50,002
$933,979

(1)
Of this amount, $218,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2017, subject to the Company's right to a 12-month extension.

Note 8—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of June 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	June 30, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $14,325 and $12,437, respectively (with a weighted average remaining life of 17.4 years and 17.7 years, respectively)	$46,080	$47,968
Ground leasehold liabilities, net of accumulated amortization of $239 and $177, respectively (with a weighted average remaining life of 42.7 years and 43.2 years, respectively)	5,086	5,148
	$51,166	$53,116
The aggregate weighted average remaining life of intangible lease liabilities was 19.9 years and 20.2 years as of June 30, 2016 and December 31, 2015, respectively.
Note 9—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 10—Related-Party Transactions and Arrangements
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended June 30, 2016 and 2015, the Company incurred $1,420,000 and $329,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred $1,420,000 and $2,748,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate.
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended June 30, 2016 and 2015, the Company incurred $4,877,000 and $4,533,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred $9,664,000 and $8,566,000, respectively, in asset management fees to the Advisor.

The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended June 30, 2016 and 2015, the Advisor allocated $429,000 and $290,000, respectively, and for the six months ended June 30, 2016 and 2015, the Advisor allocated $857,000 and $565,000, respectively, in operating expenses incurred on the Company’s behalf.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Notwithstanding the terms of the advisory agreement, the Advisor agreed to receive a reduced disposition fee payable to the Advisor or its affiliates in the event of a disposition of all or substantially all of the assets of the Company, a sale of the Company, or a merger with a change of control of the Company, of up to the lesser of 50% of the fees paid in the aggregate to third party investment bankers for such transaction, not to exceed 0.50% of the transaction price. The disposition fee is otherwise payable in accordance with the advisory agreement. This reduction in the disposition fee would not impact a disposition fee paid in the event of a sale of an individual property or portfolio of properties. The reduced disposition fee in such situations was approved by the Company's board of directors on May 5, 2016. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of June 30, 2016, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. As of June 30, 2016, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended June 30, 2016 and 2015, the Company incurred $1,324,000 and $1,279,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred $2,611,000 and $2,446,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended June 30, 2016 and 2015, the Company incurred $277,000 and $44,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred $277,000 and $44,000, respectively, in leasing commissions to the Property Manager.

For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended June 30, 2016 and 2015, the Company incurred $0 and $360,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company incurred $0 and $831,000, respectively, in construction management fees to the Property Manager.
Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	June 30, 2016	December 31, 2015
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,665	$1,589
Carter Validus Real Estate Management Services, LLC	Property management fees	470	401
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	171	174
		$2,306	$2,164
Note 11—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the six months ended June 30, 2016 and 2015.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, change in fair value of contingent consideration, interest expense, net, loss on debt extinguishment, provision for loan losses, and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Real estate-related notes receivable interest income, general and administrative expenses, change in fair value of contingent consideration, acquisition related expenses, asset management fees, depreciation and amortization, provision for loan losses, other interest and dividend income and interest expense, net are not allocated to individual segments for purposes of assessing segment performance.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's unsecured credit facility, real estate-related notes receivable, the Preferred Equity Investment and other assets not attributable to individual properties.

Summary information for the reportable segments during the three and six months ended June 30, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$28,971	$30,052	$59,023
Expenses:
Rental and parking expenses	(4,936)	(2,437)	(7,373)
Segment net operating income	$24,035	$27,615	51,650
Revenue:
Real estate-related notes receivable interest income			15
Expenses:
General and administrative expenses			(1,587)
Change in fair value of contingent consideration			(125)
Acquisition related expenses			(1,640)
Asset management fees			(4,877)
Depreciation and amortization			(17,349)
Income from operations			26,087
Other income (expense):
Other interest and dividend income			2,706
Interest expense, net			(9,213)
Provision for loan losses			(1,666)
Net income			$17,914

	Data Centers	Healthcare	Three Months Ended June 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$28,706	$24,010	$52,716
Expenses:
Rental and parking expenses	(5,380)	(1,719)	(7,099)
Segment net operating income	$23,326	$22,291	45,617
Revenue:
Real estate-related notes receivable interest income			216
Expenses:
General and administrative expenses			(1,451)
Change in fair value of contingent consideration			(150)
Acquisition related expenses			(509)
Asset management fees			(4,533)
Depreciation and amortization			(16,445)
Income from operations			22,745
Other income (expense):
Other interest and dividend income			2,603
Interest expense, net			(7,004)
Net income			$18,344

	Data Centers	Healthcare	Six Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$57,633	$58,001	$115,634
Expenses:
Rental and parking expenses	(9,759)	(4,253)	(14,012)
Segment net operating income	$47,874	$53,748	101,622
Revenue:
Real estate-related notes receivable interest income			31
Expenses:
General and administrative expenses			(3,168)
Change in fair value of contingent consideration			(245)
Acquisition related expenses			(1,640)
Asset management fees			(9,664)
Depreciation and amortization			(34,348)
Income from operations			52,588
Other income (expense):
Other interest and dividend income			5,411
Interest expense, net			(19,827)
Provision for loan losses			(1,666)
Net income			$36,506

	Data Centers	Healthcare	Six Months Ended June 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$57,819	$46,280	$104,099
Expenses:
Rental and parking expenses	(10,440)	(4,243)	(14,683)
Segment net operating income	$47,379	$42,037	89,416
Revenue:
Real estate-related notes receivable interest income			355
Expenses:
General and administrative expenses			(2,860)
Change in fair value of contingent consideration			(300)
Acquisition related expenses			(3,654)
Asset management fees			(8,566)
Depreciation and amortization			(32,228)
Income from operations			42,163
Other income (expense):
Other interest and dividend income			3,119
Interest expense, net			(13,310)
Net income			$31,972
Assets by each reportable segment as of June 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	June 30, 2016	December 31, 2015
Assets by segment:
Data centers	$1,098,562	$1,097,952
Healthcare	1,223,286	1,124,928
All other	157,534	159,560
Total assets	$2,479,382	$2,382,440

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2016 and 2015 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$7,139	$116
Healthcare	94,691	146,764
Total capital additions and acquisitions	$101,830	$146,880
Note 12—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	June 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$14,421	$6,283
Accrued interest expense	2,938	2,905
Accrued property taxes	3,705	1,247
Contingent consideration obligation	5,585	5,340
Distributions payable to stockholders	10,510	10,776
Tenant deposits	1,039	1,039
Deferred rental income	5,429	5,226
Derivative liabilities	9,049	2,641
	$52,676	$35,457
Note 13—Preferred Equity Investment
During the year ended December 31, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation, or the Preferred Equity Investment. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. For the three months ended June 30, 2016 and 2015, the Company recognized $2,461,000 and $2,460,000, respectively, and for the six months ended June 30, 2016 and 2015, the Company recognized $4,922,000 and $2,898,000, respectively, of dividend income related to the Preferred Equity Investment.
Note 14—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $133,197,000 and $131,984,000 as of June 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $129,665,000 and $131,233,000 as of June 30, 2016 and December 31, 2015, respectively.
Notes payable – Variable—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $334,684,000 and $364,478,000 as of June 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $333,966,000 and $369,002,000 as of June 30, 2016 and December 31, 2015, respectively. The outstanding principal of the notes payable – variable was $42,348,000 and $43,097,000 as of June 30, 2016 and December 31, 2015, respectively, which approximated their fair value because they are interest rate adjustable.

Unsecured credit facility—The outstanding principal of the unsecured credit facility – variable was $218,000,000 and $238,000,000, which approximated its fair value, as of June 30, 2016 and December 31, 2015, respectively. The interest on the unsecured credit facility – variable is calculated at LIBOR, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's unsecured credit facility – variable is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $200,230,000 and $52,054,000 as of June 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $210,000,000 and $55,000,000 as of June 30, 2016 and December 31, 2015, respectively.
Notes receivable—The outstanding principal of the notes receivable approximated the fair value as of June 30, 2016 and December 31, 2015. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
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
The estimated fair value of the contingent consideration was $5,585,000 and $5,340,000 as of June 30, 2016 and December 31, 2015, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of June 30, 2016.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Preferred Equity Investment—The carrying value of the Preferred Equity Investment approximated its fair value as of June 30, 2016 and December 31, 2015. The fair value of the Preferred Equity Investment is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The Company calculated the fair value of the Preferred Equity Investment using a dividend discount model, which calculates the present value of the future cash payments, discounted back to the present value using a discount rate that embodies the risk associated with the investment.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$(9,049)	$—	$(9,049)
Contingent consideration obligation	—	—	(5,585)	(5,585)
Total liabilities at fair value	$—	$(9,049)	$(5,585)	$(14,634)

	December 31, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$61	$—	$61
Total assets at fair value	$—	$61	$—	$61
Liabilities:
Derivative liabilities	$—	$(2,641)	$—	$(2,641)
Contingent consideration obligation	—	—	(5,340)	(5,340)
Total liabilities at fair value	$—	$(2,641)	$(5,340)	$(7,981)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,460	$6,720	$5,340	$6,570
Additions to contingent consideration obligation	—	—	—	—
Total changes in fair value included in earnings	125	150	245	300
Ending balance	$5,585	$6,870	$5,585	$6,870
Unrealized losses still held (1)	$125	$150	$245	$300

(1)	Represents the unrealized losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2016, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended June 30, 2016, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the six months ended June 30, 2016, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000. During the three and six months ended June 30, 2015, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $4,221,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
See Note 14—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2016			December 31, 2015
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$543,966	$—	$(9,049)	$424,002	$61	$(2,641)
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

The table below summarizes the amount of losses recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended June 30, 2016
Interest rate swaps	$(3,680)	Interest expense, net	$(1,074)
Total	$(3,680)		$(1,074)
Three Months Ended June 30, 2015
Interest rate swaps	$337	Interest expense, net	$(947)
Total	$337		$(947)
Six Months Ended June 30, 2016
Interest rate swaps	$(9,320)	Interest expense, net	$(2,851)
Total	$(9,320)		$(2,851)
Six Months Ended June 30, 2015
Interest rate swaps	$(2,753)	Interest expense, net	$(1,825)
Total	$(2,753)		$(1,825)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of June 30, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $9,819,000. As of June 30, 2016, there was one termination event related to an early interest rate swap termination and no events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	$61	$—	$61	$(16)	$—	$45

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2016	$9,049	$—	$9,049	$—	$—	$9,049
December 31, 2015	$2,641	$—	$2,641	$(16)	$—	$2,625
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.
Note 16—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(9,320)	(9,320)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	2,851	2,851
Other comprehensive loss	(6,469)	(6,469)
Balance as of June 30, 2016	$(8,569)	$(9,049)

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(2,437)	(2,437)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	1,601	1,601
Other comprehensive loss	(836)	(836)
Balance as of June 30, 2015	$(1,997)	$(1,997)

The following table presents reclassifications out of accumulated other comprehensive loss for the six months ended June 30, 2016 and 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2016	2015
Interest rate swap contracts	$2,851	$1,825	Interest expense, net
Note 17—Subsequent Events
Distributions Paid
On July 1, 2016, the Company paid aggregate distributions of $10,510,000 ($4,929,000 in cash and $5,581,000 in shares of the Company’s common stock issued pursuant to the DRIP Offerings), which related to distributions declared for each day in the period from June 1, 2016 through June 30, 2016. On August 1, 2016, the Company paid aggregate distributions of $10,874,000 ($5,118,000 in cash and $5,756,000 in shares of the Company’s common stock issued pursuant to the DRIP Offerings), which related to distributions declared for each day in the period from July 1, 2016 through July 31, 2016.
Distributions Declared
On August 12, 2016, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2016 and ending on November 30, 2016. The distributions will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock. The distributions declared for each record date in September 2016, October 2016 and November 2016 will be paid in October 2016, November 2016 and December 2016, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
The terms “we,” “our,” "us" and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.
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
As of June 30, 2016, we had issued approximately 186,235,000 shares of common stock in our Offerings for gross proceeds of $1,845,820,000, before share repurchases of $31,523,000 and offering costs, selling commissions and dealer manager fees of $174,784,000.

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
Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during our acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2016, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 94 buildings and parking facilities and approximately 6,160,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000. As of June 30, 2016, we had invested an aggregate principal amount of $125,000,000 in 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share of a private healthcare real estate corporation, or our Preferred Equity Investment.
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
Segment Reporting
We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 11—"Segment Reporting" to the condensed consolidated financial statements for additional information on our two reporting segments.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2016 and 2015:

	June 30,
	2016	2015
Number of commercial operating properties (1)	83	77
Leased rentable square feet	6,048,000	5,637,000
Weighted average percentage of rentable square feet leased	98%	97%

(1)	As of June 30, 2016, we owned 84 properties, one of which was under construction. As of June 30, 2015, we owned 79 properties, two of which were under construction.
The following table summarizes our real estate properties' activity for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Commercial operating properties acquired	5	2	5	21
Approximate aggregate purchase price of acquired properties	$71,000,000	$16,459,000	$71,000,000	$137,427,000
Leased rentable square feet	158,000	19,000	158,000	268,000
The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2016 and 2015.
This section describes and compares our results of operations for the three and six months ended June 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change

Same store rental and parking revenue	$49,655	$46,680	$2,975
Non-same store rental and parking revenue	3,564	336	3,228
Same store tenant reimbursement revenue	4,660	5,596	(936)
Non-same store tenant reimbursement revenue	114	—	114
Other operating income	1,030	104	926
Real estate-related notes receivable interest income	15	216	(201)
Total revenue	$59,038	$52,932	$6,106

•
Same store rental and parking revenue increased primarily due to a decrease in bad debt expense related to delinquent accounts receivable recorded in the amount of $0.6 million during the three months ended June 30, 2016, as compared to $2.2 million during the three months ended June 30, 2015. During the three months ended June 30, 2016, we recovered $1.2 million of the 2015 delinquent account. In addition, there was a 2.4% increase in same store rental revenue, as a result of average annual rent escalations, which was offset by straight-line rental revenue on same store properties.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 7 properties and one operating property placed in service since April 1, 2015.

•
Same store tenant reimbursement revenue decreased primarily due to additional real estate taxes recognized in the prior year due to assumption of unpaid taxes by a former tenant, coupled with a decrease in utility costs at certain same store properties.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 7 properties and one operating property placed in service since April 1, 2015.

•
Other operating income increased primarily due to termination fee income recognized during the three months ended June 30, 2016 in connection with a lease termination from one property that had a lease termination on November 30, 2015.

•
Real estate-related notes receivable interest income decreased due to principal repayments of certain notes receivable during 2015. The outstanding balance of our real estate-related notes receivable was $0.5 million as of June 30, 2016, and $10.0 million as of June 30, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change

Same store rental and parking expenses	$7,147	$7,071	$76
Non-same store rental and parking expenses	226	28	198
General and administrative expenses	1,587	1,451	136
Change in fair value of contingent consideration	125	150	(25)
Acquisition related expenses	1,640	509	1,131
Asset management fees	4,877	4,533	344
Depreciation and amortization	17,349	16,445	904
Total expenses	$32,951	$30,187	$2,764

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased due to an increase in real estate taxes originally paid by a tenant, who is experiencing financial difficulty at one property, offset by a decrease in utility costs and franchise taxes.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 7 operating properties and one property placed in service, since April 1, 2015.

•	General and administrative expenses increased primarily due to our Company's growth.

•
Acquisition related expenses increased due to an increase in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the three months ended June 30, 2016, we acquired five properties for an aggregate purchase price of $71.0 million, as compared to two properties that were added to an existing portfolio for an aggregate purchase price of $16.5 million during the three months ended June 30, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,358.6 million as of June 30, 2016, as compared to $1,857.0 million as of June 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $1,997.0 million as of June 30, 2016, as compared to $1,737.3 million as of June 30, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2016	2015	Change

Other interest and dividend income:
Cash deposits interest	$13	$25	$(12)
Dividends on preferred equity investment	2,461	2,460	1
Notes receivable interest and other income	232	118	114
Total other interest and dividend income	2,706	2,603	103

Interest expense, net:
Interest on notes payable	(5,940)	(6,099)	159
Interest on unsecured credit facility	(2,695)	(1,263)	(1,432)
Amortization of deferred financing costs	(1,128)	(907)	(221)
Capitalized interest	550	1,265	(715)
Total interest expense, net	(9,213)	(7,004)	(2,209)
Provision for loan losses	(1,666)	—	(1,666)
Total other expense	(8,173)	(4,401)	(3,772)
Net income	$17,914	$18,344	$(430)

•
Interest on unsecured credit facility increased due to an increase in the average outstanding principal balance on our unsecured credit facility. The outstanding principal balance of our unsecured credit facility was $428.0 million as of June 30, 2016, and $208.0 million as of June 30, 2015.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $34.0 million for the three months ended June 30, 2016, as compared to $77.1 million for the three months ended June 30, 2015.

•	Provision for loan losses increased due to a $1.7 million reserve of one note receivable.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Same store rental and parking revenue	$93,508	$90,665	$2,843
Non-same store rental and parking revenue	11,171	3,230	7,941
Same store tenant reimbursement revenue	8,758	9,983	(1,225)
Non-same store tenant reimbursement revenue	337	102	235
Other operating income	1,860	119	1,741
Real estate-related notes receivable interest income	31	355	(324)
Total revenue	$115,665	$104,454	$11,211

•
Same store rental and parking revenue increased primarily due to a decrease in bad debt expense related to delinquent accounts receivable recorded in the amount of $0.6 million during the six months ended June 30, 2016, as compared to $2.8 million during the six months ended June 30, 2015. During the six months ended June 30, 2016, we recovered $1.2 million of the 2015 delinquent account. In addition, there was a 2.4% increase in same store rental revenue, as a result of average annual rent escalations, which was offset by straight-line rental revenue on same store properties.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 26 properties and one operating property placed in service since January 1, 2015.

•
Same store tenant reimbursement revenue decreased primarily due to additional real estate taxes recognized in the prior year due to assumption of unpaid taxes by a former tenant, coupled with a decrease in utility costs at certain same store properties.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 26 properties and one operating property placed in service since January 1, 2015.

•
Other operating income increased primarily due to termination fee income recognized during the six months ended June 30, 2016 in connection with a lease termination from one property that had a lease termination on November 30, 2015.

•
Real estate-related notes receivable interest income decreased due to principal repayments of certain notes receivable during 2015. The outstanding balance of our real estate-related notes receivable was $0.5 million as of June 30, 2016, and $10.0 million as of June 30, 2015.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Same store rental and parking expenses	$13,130	$14,428	$(1,298)
Non-same store rental and parking expenses	882	255	627
General and administrative expenses	3,168	2,860	308
Change in fair value of contingent consideration	245	300	(55)
Acquisition related expenses	1,640	3,654	(2,014)
Asset management fees	9,664	8,566	1,098
Depreciation and amortization	34,348	32,228	2,120
Total expenses	$63,077	$62,291	$786

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, decreased due to a decrease in utility costs, offset by an increase in real estate taxes. Real estate taxes increased due to assumption of taxes originally paid by a tenant, who is experiencing financial difficulty at one property.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 26 operating properties and one property placed in service, since January 1, 2015.

•	General and administrative expenses increased primarily due to our Company's growth.

•
Acquisition related expenses decreased due to a decrease in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the six months ended June 30, 2016, we acquired five properties for an aggregate purchase price of $71.0 million, as compared to 21 properties for an aggregate purchase price of $137.4 million during the six months ended June 30, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,358.6 million as of June 30, 2016, as compared to $1,857.0 million as of June 30, 2015.

•
Depreciation and amortization increased due to an increase in the weighted average depreciable basis of real estate investments to $1,997.0 million as of June 30, 2016, as compared to $1,737.3 million as of June 30, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2016	2015	Change

Other interest and dividend income:
Cash deposits interest	$26	$88	$(62)
Dividends on preferred equity investment	4,922	2,898	2,024
Notes receivable interest and other income	463	133	330
Total other interest and dividend income	5,411	3,119	2,292

Interest expense, net:
Interest on notes payable	(12,398)	(11,869)	(529)
Interest on unsecured credit facility	(4,818)	(1,950)	(2,868)
Amortization of deferred financing costs	(2,279)	(1,805)	(474)
Capitalized interest	801	2,314	(1,513)
Loss on debt extinguishment	(1,133)	—	(1,133)
Total interest expense, net	(19,827)	(13,310)	(6,517)
Provision for loan losses	(1,666)	—	(1,666)
Total other expense	(16,082)	(10,191)	(5,891)
Net income	$36,506	$31,972	$4,534

•
Dividends on preferred equity investment increased due to earning dividends for the full six months ended June 30, 2016 on our Preferred Equity Investment, as compared to earning dividends for a partial six months ended June 30, 2015. Our preferred equity investment was originated on March 11, 2015.

•
Interest on unsecured credit facility increased due to an increase in the average outstanding principal balance on our unsecured credit facility. The outstanding principal balance of our unsecured credit facility was $428.0 million as of June 30, 2016, and $208.0 million as of June 30, 2015.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $24.5 million for the six months ended June 30, 2016, as compared to $70.8 million for the six months ended June 30, 2015.

•	The Company had a loss on debt extinguishment for the six months ended June 30, 2016 due to the associated early extinguishment of one hedged debt obligation.

•	Provision for loan losses increased due to a $1.7 million reserve of one note receivable.

Organization and Offering Costs
Prior to the termination of our Offering, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, which is an affiliate of our Advisor, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2%, of total gross offering proceeds, which were approximately $1,716,046,000.
Subsequent to the termination of our Offering on June 6, 2014 and as of June 30, 2016, we had incurred approximately $158,000 in other offering costs related to the DRIP Offerings.
Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 10—"Related-Party Transactions and Arrangements" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of June 30, 2016.
In the event we are not in compliance with these covenants in future periods and are unable to obtain a consent or waiver, the lender may choose to pursue remedies under the respective loan agreements, which could include, at the lender's discretion, declaring the loans to be immediately due and payable and payment of termination fees and costs incurred by the lender, among other potential remedies.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use other sources to fund distributions, as necessary, such as funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We estimate that we will require approximately $50.5 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2016, we had $2.1 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2016, we had approximately $30.1 million in cash and cash equivalents. For the six months ended June 30, 2016, we had capital expenditures of $30.8 million that primarily related to two healthcare real estate investments and one data center real estate investment.
Unsecured Credit Facility
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of June 30, 2016, we had a total unencumbered pool availability under the unsecured credit facility of $494,475,000 and an aggregate outstanding principal balance of $428,000,000. As of June 30, 2016, $66,475,000 remained available to be drawn under the unsecured credit facility.

Cash Flows

(in thousands)	Six Months Ended June 30,
	2016	2015	Change
Net cash provided by operating activities	$58,576	$53,084	$5,492
Net cash used in investing activities	$(104,899)	$(284,154)	$179,255
Net cash provided by financing activities	$47,895	$149,473	$(101,578)
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
Operating Activities.

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of five operating properties and placing one property in service subsequent to June 30, 2015, partially offset by increased operating expenses.

Investing Activities.

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $52.8 million, an increase in real estate deposits, net of $0.3 million, a decrease in real estate-related notes receivable advances of $0.3 million, a decrease in notes receivable advances of $6.5 million and a no additions to our preferred equity investment of $127.1 million, offset by an increase in capital expenditures of $7.7 million.

Financing Activities.

•
Net cash provided by financing activities decreased due to a decrease in draws on our unsecured credit facility of $25.0 million, a decrease in proceeds from notes payable of $64.3 million, an increase in payments on notes payable of $32.0 million, an increase in repurchases of our common stock of $13.8 million, an increase in distributions to our stockholders of $1.6 million, an increase in payments of deferred financing costs of $0.3 million, an increase in use of escrow funds of $1.5 million, offset by a decrease in purchase of noncontrolling interests of $9.8 million, a decrease in distributions to noncontrolling interests of $0.1 million and a decrease in payments on our unsecured credit facility of $27.0 million.

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
We have funded distributions with operating cash flows from our properties, offering proceeds raised in our Offering and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016		2015
Distributions paid in cash - common stockholders	$29,629,000		$28,071,000
Distributions reinvested (shares issued)	34,138,000		33,511,000
Total distributions	$63,767,000		$61,582,000
Source of distributions:
Cash flows provided by operations (1)	$29,629,000	46%	$28,071,000	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	34,138,000	54%	33,511,000	54%
Total sources	$63,767,000	100%	$61,582,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of June 30, 2016 were $10.5 million for common stockholders. These distributions were paid on July 1, 2016.
For the six months ended June 30, 2016, we paid and declared distributions of approximately $63.8 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the six months ended June 30, 2016 of $67.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2016, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2016, we had approximately $933,979,000 of principal debt outstanding, of which $505,979,000 related to notes payable and $428,000,000 related to the unsecured credit facility. See Note 7—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of June 30, 2016 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$21,588	$56,361	$2,328	$49,388	$129,665
Interest payments — fixed rate debt	5,488	8,217	6,060	1,756	21,521
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	6,805	341,911	195,250	—	543,966
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	18,571	29,199	5,220	—	52,990
Principal payments — variable rate debt (4)	219,465	20,800	20,083	—	260,348
Interest payments — variable rate debt	6,614	3,427	113	—	10,154
Contingent consideration (3)	—	5,585	—	—	5,585
Capital expenditures	50,533	1,723	—	—	52,256
Ground lease payments	665	1,538	1,551	37,685	41,439
Total	$329,729	$468,761	$230,605	$88,829	$1,117,924

(1)	As of June 30, 2016, we had $544.0 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2016 to calculate the debt payment obligations in future periods.

(3)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million and a minimum payout of $0 as of June 30, 2016.

(4)
Of this amount, $218,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2017, subject to the Company's right to a 12-month extension.

Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
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
The historical accounting convention requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time, which could be the case if such assets are not adequately maintained or repaired and renovated as required by relevant circumstances and/or as requested or required by lessees for operational purposes in order to maintain the value disclosed. We believe that, since the fair value of real estate assets historically rises and falls with market conditions including, but not limited to, inflation, interest rates, the business cycle, unemployment and consumer spending, presentations of operating results for a REIT using historical accounting for depreciation could be less informative.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is stated value and there is no asset value determination during the offering stage and for a period thereafter. MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Net income attributable to common stockholders	$16,853		$16,764		$34,517		$28,778
Adjustments:
Depreciation and amortization	17,349		16,445		34,348		32,228
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(748)		(1,333)		(1,503)		(2,687)
FFO attributable to common stockholders	$33,454		$31,876		$67,362		$58,319
Adjustments:
Acquisition related expenses (1)	$1,640		$509		$1,640		$3,654
Amortization of intangible assets and liabilities (2)	(859)		(1,020)		(1,718)		(2,754)
Change in fair value of contingent consideration	125		150		245		300
Straight-line rents (3)	(6,138)		(5,694)		(12,689)		(11,461)
Loss on debt extinguishment	—		—		1,133		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	283	(4)	925	(5)	675	(6)	1,874	(7)
MFFO attributable to common stockholders	$28,505		$26,746		$56,648		$49,932
Weighted average common shares outstanding - basic	182,743,182		177,731,803		182,372,560		176,928,923
Weighted average common shares outstanding - diluted	182,762,094		177,746,071		182,392,594		176,944,475
Net income per common share - basic	$0.09		$0.09		$0.19		$0.16
Net income per common share - diluted	$0.09		$0.09		$0.19		$0.16
FFO per common share - basic	$0.18		$0.18		$0.37		$0.33
FFO per common share - diluted	$0.18		$0.18		$0.37		$0.33

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

(4)	Of this amount, $41,000 related to straight-line rents and $242,000 related to above- and below-market leases.

(5)	Of this amount, $560,000 related to straight-line rents and $365,000 related to above- and below-market leases.

(6)	Of this amount, $192,000 related to straight-line rents and $483,000 related to above- and below-market leases.

(7)	Of this amount, $1,145,000 related to straight-line rents and $729,000 related to above- and below-market leases.

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
The following table summarizes our principal debt outstanding as of June 30, 2016 (amounts in thousands):

June 30, 2016
Notes payable:
Fixed rate notes payable	$129,665
Variable rate notes payable fixed through interest rate swaps	333,966
Variable rate notes payable	42,348
Total notes payable	505,979
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	218,000
Total unsecured credit facility	428,000
Total principal debt outstanding (1)	$933,979

(1)	As of June 30, 2016, the weighted average interest rate on our total principal debt outstanding was 3.8%.
As of June 30, 2016, $260.3 million of the $934.0 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.8% per annum. As of June 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.3 million per year.
As of June 30, 2016, we had 18 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $544.0 million and an aggregate settlement liability value of $9.8 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $2.4 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2016, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2016, our cash flows provided by operations of approximately $58.6 million was a shortfall of $5.2 million, or 8.2%, of our distributions (total distributions were approximately $63.8 million, of which $29.6 million was cash and $34.2 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On June 24, 2016, we granted an aggregate of 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our three independent directors in connection with such independent directors’ re-election to our board of directors. Each independent director received 3,000 shares of restricted common stock. The shares were not registered under the Securities Act and were issued in reliance on Section 4(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended June 30, 2016.
Use of Public Offering Proceeds
As of June 30, 2016, we had issued approximately 186.2 million shares of common stock in our Offerings for gross proceeds of $1,845.8 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $16.5 million in notes receivable and $127.1 million in a preferred equity investment as of June 30, 2016. In addition, as of June 30, 2016, we had invested $119.7 million in capital improvements related to certain real estate investments.

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
During the three months ended June 30, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2016 - 04/30/2016	343,924	$9.68	343,924	$—
05/01/2016 - 05/31/2016	238,981	$9.64	238,981	$—
06/01/2016 - 06/30/2016	304,426	$9.75	304,426	$—
Total	887,331		887,331
During the three months ended June 30, 2016, we repurchased approximately $8,603,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended June 30, 2016 repurchase date.
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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: August 15, 2016	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No:

3.1	Second Articles of Amendment and Restatement (included as Exhibit 3.3 to the Registrant's Quarterly Report on Form 10-Q filed on November 16, 2015, and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Carter Validus Mission Critical REIT, Inc (included as Exhibit 3.5 to the Registrant's Quarterly Report on Form 10-Q (Commission File No. 000-54675) filed on November 16, 2015, and incorporated herein by reference).

4.1
Distribution Reinvestment Plan (included as Exhibit A to Registrant’s Registration Statement on Form S-3 (Commission File No. 333-208204), filed on November 25, 2015, and incorporated herein by reference).

4.2
Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 333-165643) filed on March 24, 2011, and incorporated herein by reference).

4.3
Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference).

10.1
Joinder Agreement, dated May 23, 2016, by HCP-PAM WARM SPRINGS, LLC, HC-20050 CRESTWOOD BLVD., LLC, HC-42074 VETERANS AVENUE, LLC, HC-101 JAMES COLEMAN DRIVE, LLC, HC-102 MEDICAL DRIVE, LLC, and HC-1445 HANZ DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on May 25, 2016, and incorporated herein by reference).

10.2
Joinder Agreement, dated May 23, 2016, by HCP-PAM WARM SPRINGS, LLC, HC-20050 CRESTWOOD BLVD., LLC, HC-42074 VETERANS AVENUE, LLC, HC-101 JAMES COLEMAN DRIVE, LLC, HC-102 MEDICAL DRIVE, LLC, and HC-1445 HANZ DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on May 25, 2016, and incorporated herein by reference).

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