Form 10-Q
period 2016-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2016-11-14
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2016, there were approximately 184,856,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART 1. FINANCIAL STATEMENTS
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2016	December 31, 2015
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$177,179
Buildings and improvements, less accumulated depreciation of $138,726 and $100,142, respectively ($84,681 and $86,200, respectively, related to VIE)	1,821,390	1,749,571
Construction in process	13,763	9,438
Total real estate, net ($88,961 and $90,480, respectively, related to VIE)	2,017,113	1,936,188
Cash and cash equivalents ($1,326 and $1,060, respectively, related to VIE)	41,410	28,527
Preferred equity investment	127,147	127,147
Acquired intangible assets, less accumulated amortization of $49,133 and $37,374, respectively ($6,649 and $7,416, respectively, related to VIE)	182,669	197,530
Other assets ($6,104 and $6,651, respectively, related to VIE)	111,432	93,048
Total assets	$2,479,771	$2,382,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,935 and $4,261, respectively ($51,481 and $52,271, respectively, related to VIE)	$486,722	$539,071
Credit facility, net of deferred financing costs of $1,987 and $2,544, respectively	476,013	290,456
Accounts payable due to affiliates ($38 and $41, respectively, related to VIE)	5,533	2,164
Accounts payable and other liabilities ($4,035 and $1,689, respectively, related to VIE)	47,860	35,457
Intangible lease liabilities, less accumulated amortization of $15,461 and $12,614, respectively ($8,287 and $9,244, respectively, related to VIE)	50,269	53,116
Total liabilities	1,066,397	920,264
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 188,082,528 and 182,707,901 shares issued, respectively; 183,880,022 and 181,200,952 shares outstanding, respectively	1,839	1,812
Additional paid-in capital	1,616,189	1,591,076
Accumulated distributions in excess of earnings	(233,606)	(161,798)
Accumulated other comprehensive loss	(5,761)	(2,580)
Total stockholders’ equity	1,378,661	1,428,510
Noncontrolling interests	34,713	33,666
Total equity	1,413,374	1,462,176
Total liabilities and stockholders’ equity	$2,479,771	$2,382,440
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental and parking revenue	$38,317	$47,649	$144,856	$141,663
Tenant reimbursement revenue	4,916	4,168	14,011	14,253
Real estate-related notes receivable interest income	15	18	46	373
Total revenue	43,248	51,835	158,913	156,289
Expenses:
Rental and parking expenses	7,372	6,409	21,384	21,092
General and administrative expenses	1,465	1,609	4,633	4,469
Change in fair value of contingent consideration	125	160	370	460
Acquisition related expenses	5	—	1,645	3,654
Asset management fees	5,036	4,708	14,700	13,274
Depreciation and amortization	32,110	19,490	66,458	51,718
Total expenses	46,113	32,376	109,190	94,667
(Loss) income from operations	(2,865)	19,459	49,723	61,622
Other income (expense):
Other interest and dividend income	2,705	2,709	8,116	5,828
Interest expense, net	(9,292)	(7,733)	(29,119)	(21,043)
Provision for loan losses	(42)	—	(1,708)	—
Total other expense	(6,629)	(5,024)	(22,711)	(15,215)
Net (loss) income	(9,494)	14,435	27,012	46,407
Net income attributable to noncontrolling interests in consolidated partnerships	(1,006)	(863)	(2,995)	(4,057)
Net (loss) income attributable to common stockholders	$(10,500)	$13,572	$24,017	$42,350
Other comprehensive (loss) income:
Unrealized income (loss) on interest rate swaps, net	$3,288	$(4,031)	$(3,181)	$(4,959)
Other comprehensive income (loss)	3,288	(4,031)	(3,181)	(4,959)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	14	—	106
Other comprehensive income (loss) attributable to common stockholders	3,288	(4,017)	(3,181)	(4,853)
Comprehensive (loss) income	(6,206)	10,404	23,831	41,448
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,006)	(849)	(2,995)	(3,951)
Comprehensive (loss) income attributable to common stockholders	$(7,212)	$9,555	$20,836	$37,497
Weighted average number of common shares outstanding:
Basic	183,726,479	179,270,022	182,827,193	177,717,870
Diluted	183,726,479	179,286,709	182,846,104	177,736,797
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.06)	$0.08	$0.13	$0.24
Diluted	$(0.06)	$0.08	$0.13	$0.24
Distributions declared per common share	$0.18	$0.18	$0.52	$0.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176
Vesting of restricted stock	9,000	—	67	—	—	67	—	67
Issuance of common stock under the distribution reinvestment plan	5,365,629	53	51,174	—	—	51,227	—	51,227
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,948)	(1,948)
Distributions declared to common stockholders	—	—	—	(95,825)	—	(95,825)	—	(95,825)
Other offering costs	—	—	(8)	—	—	(8)	—	(8)
Repurchase of common stock	(2,695,559)	(26)	(26,120)	—	—	(26,146)	—	(26,146)
Other comprehensive loss	—	—	—	—	(3,181)	(3,181)	—	(3,181)
Net income	—	—	—	24,017	—	24,017	2,995	27,012
Balance, September 30, 2016	183,880,022	$1,839	$1,616,189	$(233,606)	$(5,761)	$1,378,661	$34,713	$1,413,374
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$27,012	$46,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,458	51,718
Amortization of deferred financing costs	3,425	2,794
Amortization of above-market leases	329	296
Amortization of intangible lease liabilities	(2,847)	(4,072)
Amortization of real estate-related notes receivable origination costs and commitment fees	4	114
Provision for doubtful accounts	1,799	3,376
Provision for loan losses	1,708	—
Loss on debt extinguishment	1,133	—
Straight-line rent	(3,717)	(15,787)
Stock-based compensation	67	67
Change in fair value of contingent consideration	370	460
Changes in operating assets and liabilities:
Accounts payable and other liabilities	2,650	4,698
Accounts payable due to affiliates	1,237	359
Other assets	(12,741)	(9,136)
Net cash provided by operating activities	86,887	81,294
Cash flows from investing activities:
Investment in real estate	(71,000)	(123,753)
Capital expenditures	(55,096)	(44,178)
Real estate deposits, net	450	166
Real estate-related notes receivable advances	—	(267)
Collections of real estate-related notes receivable	—	9,500
Preferred equity investment	—	(127,147)
Notes receivable advances	(4,019)	(11,000)
Net cash used in investing activities	(129,665)	(296,679)
Cash flows from financing activities:
Proceeds from notes payable	—	64,305
Payments on notes payable	(53,675)	(8,617)
Proceeds from credit facility	185,000	235,000
Payments on credit facility	—	(27,000)
Payments of deferred financing costs	(457)	(2,415)
Repurchase of common stock	(26,146)	(5,521)
Offering costs	(8)	(82)
Distributions to stockholders	(44,816)	(42,407)
Payments to escrow funds	(5,024)	(2,152)
Collections of escrow funds	2,735	1,838
Purchase of noncontrolling interest in consolidated partnerships	—	(67,224)
Distributions to noncontrolling interests in consolidated partnerships	(1,948)	(2,053)
Net cash provided by financing activities	55,661	143,672
Net change in cash and cash equivalents	12,883	(71,713)
Cash and cash equivalents - Beginning of period	28,527	113,093
Cash and cash equivalents - End of period	$41,410	$41,380
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,820 and $3,739, respectively	$26,314	$21,352
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$51,227	$50,720
Net unrealized loss on interest rate swap	$(3,181)	$(4,959)
Real estate-related notes receivable converted to investment in real estate	$—	$13,674
Accrued capital expenditures	$6,475	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016
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
As of September 30, 2016, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs.
On November 25, 2015, the Company registered 10,473,946 shares of common stock with a price per share of $9.5475 for a proposed maximum offering price of $100,000,000 in shares of common stock under its distribution reinvestment plan, or the DRIP, pursuant to a registration statement on Form S-3. As of September 30, 2016, the Company had issued approximately 188,025,000 shares of common stock in its initial public offering and DRIP offerings for gross proceeds of $1,862,909,000, before share repurchases of $40,673,000 and offering costs, selling commissions and dealer manager fees of $174,783,000. Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.
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
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the assets through the undiscounted future cash flows and eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.  The Company has not recognized impairment losses related to real estate. During the three and nine months ended September 30, 2016, the Company accelerated the amortization of one in-place lease intangible asset in the amount of $14,634,000 as a result of one tenant experiencing financial difficulties which the Company believes will result in new lease terms. During the three and nine months ended September 30, 2015, the Company accelerated the amortization of one in-place lease intangible asset in the amount of $3,121,000 as a result of one lease termination. These amounts are included as a component of depreciation and amortization expense in the accompanying condensed consolidated statements of comprehensive income (loss).
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the three and nine months ended September 30, 2016, the Company recorded $990,000 and $1,799,000, respectively, in bad debt expense related to reserves for rental and parking revenue and tenant reimbursement revenue, which are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) as a deduction from rental and parking revenue and tenant reimbursement revenue. In addition, for the three and nine months ended September 30, 2016, the Company wrote off $14,366,000 related to straight-line rent receivable and $1,146,000 related to a lease incentive asset, which are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) as a deduction from rental and parking revenue. The bad debt expense and write offs of straight-line rent receivable and the lease incentive asset are the result of one tenant experiencing financial difficulties which the Company believes will result in new lease terms. For the three and nine months ended September 30, 2015, the Company recorded $3,376,000 in bad debt expense.

Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for doubtful accounts. The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Impairment occurs when it is determined probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms of the note. As of September 30, 2016 and December 31, 2015, the aggregate balance on the Company’s notes receivable was $17,327,000 and $13,000,000, respectively. For the three and nine months ended September 30, 2016, the Company recorded $0 and $1,625,000, respectively, as an allowance to reduce the carrying value of a note receivable and $42,000 and $83,000, respectively, recorded as a corresponding reserve related to accrued interest in provision for loan losses in the accompanying condensed consolidated financial statements.
Concentration of Credit Risk and Significant Leases
As of September 30, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of September 30, 2016, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), three of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA, the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA and the Houston-The Woodlands-Sugar Land, Texas MSA accounted for an aggregate of 12.9%, 11.3% and 10.0%, respectively, of contractual rental revenue for the nine months ended September 30, 2016.
As of September 30, 2016, the Company had two exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue. The leases with AT&T Services, Inc. and the lease with Bay Area Regional Medical Center, LLC accounted for 12.2% and 10.0%, respectively, of contractual rental revenue for the nine months ended September 30, 2016.
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

Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. During the nine months ended September 30, 2016, the Company received valid repurchase requests related to approximately 2,696,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $26,146,000 (an average of $9.70 per share). During the nine months ended September 30, 2015, the Company received valid repurchase requests related to approximately 577,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $5,521,000 (an average of $9.57 per share).
Earnings Per Share
Basic earnings per share attributable to common stockholders for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended September 30, 2016, there were approximately 17,000 shares of non-vested restricted common stock outstanding; however, such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the three months ended September 30, 2015, diluted earnings per share reflected the effect of approximately 17,000 non-vested shares of restricted common stock that were outstanding as of such period. For the nine months ended September 30, 2016 and 2015, diluted earnings per share reflected the effect of approximately 19,000 non-vested shares of restricted common stock that were outstanding as of such periods.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14. The Company is in the process of evaluating the impact ASUs 2014-09 and 2016-08 will have on the Company’s condensed consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-15 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.
Note 3—Real Estate Investments
During the nine months ended September 30, 2016, the Company completed the acquisition of one healthcare real estate investment, consisting of five properties, that was determined to be a business combination, or the 2016 Acquisition. The aggregate purchase price of the 2016 Acquisition was $71,000,000, plus closing costs. The Company funded the purchase price of the 2016 Acquisition using cash and its unsecured credit facility.
The following table summarizes the 2016 Acquisition:

Property Description	Date Acquired	Ownership Percentage
Post Acute Medical Portfolio	05/23/2016	100%
Results of operations for the 2016 Acquisition are reflected in the accompanying condensed consolidated statements of comprehensive income (loss) for three and nine months ended September 30, 2016 for the period subsequent to the acquisition date of the real estate investment. For the period from the acquisition date through September 30, 2016, the Company recorded $2,790,000 in revenues and a net income of $67,000 for the 2016 Acquisition.
In addition, during the nine months ended September 30, 2016 and 2015, the Company incurred aggregate charges related to acquisition fees and costs of $1,645,000 and $3,478,000, respectively, in connection with acquisitions determined to be business combinations, which are included in the accompanying condensed consolidated statements of comprehensive income (loss). The total amount of all acquisition fees and costs is limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the nine months ended September 30, 2016 and 2015, acquisition fees and costs did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.
The following table summarizes management’s allocation of the fair value of the 2016 Acquisition during the nine months ended September 30, 2016 (amounts in thousands):

Total
Land	$4,781
Buildings and improvements	53,284
In-place leases	12,935
Total assets acquired	$71,000

Assuming the 2016 Acquisition described above had occurred on January 1, 2015, pro forma revenues, net (loss) income and net (loss) income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma basis:
Revenues	$43,249	$53,475	$161,459	$163,884
Net (loss) income	$(9,489)	$15,325	$30,045	$48,952
Net (loss) income attributable to common stockholders	$(10,495)	$14,462	$27,050	$44,895
Net (loss) income per common share attributable to common stockholders:
Basic	$(0.06)	$0.08	$0.15	$0.25
Diluted	$(0.06)	$0.08	$0.15	$0.25
The condensed pro forma consolidated financial statements for the three and nine months ended September 30, 2016 and 2015 include pro forma adjustments related to the acquisitions during 2016 and 2015. The pro forma information for the nine months ended September 30, 2016 was adjusted to exclude approximately $1,645,000 of acquisition fees and costs recorded related to the Company’s real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	September 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $47,690 and $36,260, respectively (with a weighted average remaining life of 13.1 years and 14.3 years, respectively)	$176,938	$191,470
Above-market leases, net of accumulated amortization of $1,223 and $932, respectively (with a weighted average remaining life of 10.5 years and 11.1 years, respectively)	3,137	3,428
Ground lease interest, net of accumulated amortization of $220 and $182, respectively (with a weighted average remaining life of 59.8 years and 60.4 years, respectively)	2,594	2,632
	$182,669	$197,530
The aggregate weighted average remaining life of the acquired intangible assets was 13.7 years and 14.9 years as of September 30, 2016 and December 31, 2015, respectively.

Note 5—Other Assets
Other assets consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $5,278 and $3,690, respectively	$1,426	$2,854
Lease commissions, net of accumulated amortization of $501 and $227, respectively	6,808	4,194
Investments in unconsolidated partnerships	112	100
Tenant receivables, net of allowances for doubtful accounts of $1,799 and $0, respectively	13,914	5,318
Notes receivable, net of allowances for doubtful accounts of $1,708 and $0, respectively	15,619	13,000
Real estate-related notes receivable	514	514
Straight-line rent receivable	52,872	47,807
Restricted cash held in escrow	15,950	13,661
Real estate escrow deposits	—	450
Restricted cash	974	882
Derivative assets	—	61
Prepaid and other assets	3,243	4,207
	$111,432	$93,048
Note 6—Future Minimum Rent
Rental Revenue
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2016	$48,134
2017	194,091
2018	198,818
2019	201,704
2020	202,824
Thereafter	1,924,094
$2,769,665

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2016	$175
2017	700
2018	702
2019	746
2020	746
Thereafter	37,836
$40,905
Note 7—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of September 30, 2016 and December 31, 2015 consisted of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Notes payable:
Fixed rate notes payable	$115,481	$131,233
Variable rate notes payable fixed through interest rate swaps	332,199	369,002
Variable rate notes payable	41,977	43,097
Total notes payable, principal amount outstanding	489,657	543,332
Unamortized deferred financing costs related to notes payable	(2,935)	(4,261)
Total notes payable, net of deferred financing costs	486,722	539,071
Unsecured credit facility:
Revolving line of credit	268,000	83,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	478,000	293,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	(1,987)	(2,544)
Total unsecured credit facility, net of deferred financing costs	476,013	290,456
Total debt outstanding	$962,735	$829,527
Significant loan activity since December 31, 2015, excluding scheduled principal payments, includes:

•
On March 30, 2016, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $31,167,000 at the time of repayment. The original note payable had a variable rate fixed through an interest rate swap of 6.19% with a maturity date on February 25, 2019. As a result of this extinguishment, the Company expensed $343,000 of unamortized deferred financing costs, $62,000 of termination fees and $728,000 of the early extinguishment of the hedged debt obligation, which were recognized in loss on debt extinguishment on the Company's condensed consolidated statements of comprehensive income (loss). The lender waived the prepayment penalty fee.

•	The Company made a draw of $185,000,000 and repaid $0 on its unsecured credit facility.

•
The Company entered into five interest rate swap agreements to effectively fix London Interbank Offered Rate, or LIBOR, on $155,000,000 of the term loans of the unsecured credit facility. As of September 30, 2016, $210,000,000 of the term loans of the unsecured credit facility were fixed through interest rate swaps.

•
As of September 30, 2016, the Company had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $478,000,000. As of September 30, 2016, $36,575,000 remained available to be drawn on the unsecured credit facility.

•	As of September 30, 2016, the Company had six variable rate notes payable that were fixed through interest rate swaps.
The principal payments due on the notes payable and unsecured credit facility for the three months ending December 31, 2016 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2016	$2,830
2017 (1)	459,058
2018	149,059
2019	170,548
2020	136,160
Thereafter	50,002
$967,657

(1)
Of this amount, $268,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2017, subject to the Company's right to a 12-month extension.

Note 8—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of September 30, 2016 and December 31, 2015 (amounts in thousands, except weighted average life amounts):

	September 30, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $15,191 and $12,437, respectively (with a weighted average remaining life of 17.2 years and 17.7 years, respectively)	$45,214	$47,968
Ground leasehold liabilities, net of accumulated amortization of $270 and $177, respectively (with a weighted average remaining life of 42.4 years and 43.2 years, respectively)	5,055	5,148
	$50,269	$53,116
The aggregate weighted average remaining life of intangible lease liabilities was 19.8 years and 20.2 years as of September 30, 2016 and December 31, 2015, respectively.
Note 9—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 10—Related-Party Transactions and Arrangements
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired, 2.0% of the cost of development/redevelopment projects, other than the initial acquisition of the property and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended September 30, 2016 and 2015, the Company incurred $0 and for the nine months ended September 30, 2016 and 2015, the Company incurred $1,420,000 and $2,748,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. For the three months ended September 30, 2016 and 2015, the Company incurred $1,200,000 and $0, respectively and for the nine months ended September 30, 2016 and 2015, the Company incurred $1,200,000 and $0, respectively, in acquisition fees to the Advisor or its affiliates related to one redevelopment project.

The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended September 30, 2016 and 2015, the Company incurred $5,036,000 and $4,708,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred $14,700,000 and $13,274,000, respectively, in asset management fees to the Advisor.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended September 30, 2016 and 2015, the Advisor allocated $511,000 and $376,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Advisor allocated $1,368,000 and $941,000, respectively, in operating expenses incurred on the Company’s behalf.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Notwithstanding the terms of the advisory agreement, the Advisor agreed to receive a reduced disposition fee payable to the Advisor or its affiliates in the event of a disposition of all or substantially all of the assets of the Company, a sale of the Company, or a merger with a change of control of the Company, of up to the lesser of 50% of the fees paid in the aggregate to third party investment bankers for such transaction, not to exceed 0.50% of the transaction price. The disposition fee is otherwise payable in accordance with the advisory agreement. This reduction in the disposition fee would not impact a disposition fee paid in the event of a sale of an individual property or portfolio of properties. The reduced disposition fee in such situations was approved by the Company's board of directors on May 5, 2016. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of September 30, 2016, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. As of September 30, 2016, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended September 30, 2016 and 2015, the Company incurred $1,405,000 and $1,139,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred $4,016,000 and $3,585,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2016 and 2015, the Company incurred

$861,000 and $2,391,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred $1,138,000 and $2,435,000, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended September 30, 2016 and 2015, the Company incurred $933,000 and $639,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company incurred $933,000 and $1,470,000, respectively, in construction management fees to the Property Manager.
Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Entity	Fee	September 30, 2016	December 31, 2015
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,684	$1,589
Carter/Validus Advisors, LLC and its affiliates	Acquisition fees for redevelopment projects	1,200	—
Carter Validus Real Estate Management Services, LLC	Property management fees	640	401
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	215	174
Carter Validus Real Estate Management Services, LLC	Construction management fees	933	—
Carter Validus Real Estate Management Services, LLC	Leasing commissions	861	—
		$5,533	$2,164
Note 11—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the nine months ended September 30, 2016 and 2015.
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
Summary information for the reportable segments during the three and nine months ended September 30, 2016 and 2015, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$29,487	$13,746	$43,233
Expenses:
Rental and parking expenses	(5,284)	(2,088)	(7,372)
Segment net operating income	$24,203	$11,658	35,861
Revenue:
Real estate-related notes receivable interest income			15
Expenses:
General and administrative expenses			(1,465)
Change in fair value of contingent consideration			(125)
Acquisition related expenses			(5)
Asset management fees			(5,036)
Depreciation and amortization			(32,110)
Loss from operations			(2,865)
Other income (expense):
Other interest and dividend income			2,705
Interest expense, net			(9,292)
Provision for loan losses			(42)
Net loss			$(9,494)

	Data Centers	Healthcare	Three Months Ended September 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$28,407	$23,410	$51,817
Expenses:
Rental and parking expenses	(4,847)	(1,562)	(6,409)
Segment net operating income	$23,560	$21,848	45,408
Revenue:
Real estate-related notes receivable interest income			18
Expenses:
General and administrative expenses			(1,609)
Change in fair value of contingent consideration			(160)
Acquisition related expenses			—
Asset management fees			(4,708)
Depreciation and amortization			(19,490)
Income from operations			19,459
Other income (expense):
Other interest and dividend income			2,709
Interest expense, net			(7,733)
Net income			$14,435

	Data Centers	Healthcare	Nine Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$87,120	$71,747	$158,867
Expenses:
Rental and parking expenses	(15,043)	(6,341)	(21,384)
Segment net operating income	$72,077	$65,406	137,483
Revenue:
Real estate-related notes receivable interest income			46
Expenses:
General and administrative expenses			(4,633)
Change in fair value of contingent consideration			(370)
Acquisition related expenses			(1,645)
Asset management fees			(14,700)
Depreciation and amortization			(66,458)
Income from operations			49,723
Other income (expense):
Other interest and dividend income			8,116
Interest expense, net			(29,119)
Provision for loan losses			(1,708)
Net income			$27,012

	Data Centers	Healthcare	Nine Months Ended September 30, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$86,226	$69,690	$155,916
Expenses:
Rental and parking expenses	(15,287)	(5,805)	(21,092)
Segment net operating income	$70,939	$63,885	134,824
Revenue:
Real estate-related notes receivable interest income			373
Expenses:
General and administrative expenses			(4,469)
Change in fair value of contingent consideration			(460)
Acquisition related expenses			(3,654)
Asset management fees			(13,274)
Depreciation and amortization			(51,718)
Income from operations			61,622
Other income (expense):
Other interest and dividend income			5,828
Interest expense, net			(21,043)
Net income			$46,407

Assets by each reportable segment as of September 30, 2016 and December 31, 2015 are as follows (amounts in thousands):

	September 30, 2016	December 31, 2015
Assets by segment:
Data centers	$1,111,084	$1,097,952
Healthcare	1,202,174	1,124,928
All other	166,513	159,560
Total assets	$2,479,771	$2,382,440
Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2016 and 2015 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015
Capital additions and acquisitions by segment:
Data centers	$21,867	$2,793
Healthcare	104,229	178,812
Total capital additions and acquisitions	$126,096	$181,605
Note 12—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of September 30, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	September 30, 2016	December 31, 2015
Accounts payable and accrued expenses	$10,663	$6,283
Accrued interest expense	2,899	2,905
Accrued property taxes	4,840	1,247
Contingent consideration obligation	5,710	5,340
Distributions payable to stockholders	10,560	10,776
Tenant deposits	1,039	1,039
Deferred rental income	6,388	5,226
Derivative liabilities	5,761	2,641
	$47,860	$35,457
Note 13—Preferred Equity Investment
During the year ended December 31, 2015, the Company invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation, or the Preferred Equity Investment. The Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. For the three months ended September 30, 2016 and 2015, the Company recognized $2,461,000 and $2,461,000, respectively, and for the nine months ended September 30, 2016 and 2015, the Company recognized $7,383,000 and $5,359,000, respectively, of dividend income related to the Preferred Equity Investment. On October 4, 2016, the Company received proceeds for the redemption of the Preferred Equity Investment in 7.875% Series B Redeemable Cumulative Preferred Stock for a total of approximately $131,250,000. Refer to Note 14—“Fair Value” for further discussion.
Note 14—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $118,865,000 and $131,984,000 as of September 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $115,481,000 and $131,233,000 as of September 30, 2016 and December 31, 2015, respectively.

Notes payable – Variable—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $332,952,000 and $364,478,000 as of September 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $332,199,000 and $369,002,000 as of September 30, 2016 and December 31, 2015, respectively. The outstanding principal of the notes payable – variable was $41,977,000 and $43,097,000 as of September 30, 2016 and December 31, 2015, respectively, which approximated their fair value because they are interest rate adjustable.
Unsecured credit facility—The outstanding principal of the unsecured credit facility – variable was $268,000,000 and $238,000,000, which approximated its fair value, as of September 30, 2016 and December 31, 2015, respectively. The interest on the unsecured credit facility – variable is calculated at LIBOR, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's unsecured credit facility – variable is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $207,750,000 and $52,054,000 as of September 30, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $210,000,000 and $55,000,000 as of September 30, 2016 and December 31, 2015, respectively.
Notes receivable—The outstanding principal of the notes receivable approximated the fair value as of September 30, 2016 and December 31, 2015. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
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
The estimated fair value of the contingent consideration was $5,710,000 and $5,340,000 as of September 30, 2016 and December 31, 2015, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of September 30, 2016.
Derivative instruments—Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.
Preferred Equity Investment—The carrying value of the Preferred Equity Investment was $127,147,000, as compared to its fair value of $131,250,000 and $127,147,000, respectively, as of September 30, 2016 and December 31, 2015. The fair value of the Preferred Equity Investment was determined based on proceeds received from a redemption of the Preferred Equity Investment on October 4, 2016.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$—	$—	$—
Total assets at fair value	$—	$—	$—	$—
Liabilities:
Derivative liabilities	$—	$(5,761)	$—	$(5,761)
Contingent consideration obligation	—	—	(5,710)	(5,710)
Total liabilities at fair value	$—	$(5,761)	$(5,710)	$(11,471)

	December 31, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$61	$—	$61
Total assets at fair value	$—	$61	$—	$61
Liabilities:
Derivative liabilities	$—	$(2,641)	$—	$(2,641)
Contingent consideration obligation	—	—	(5,340)	(5,340)
Total liabilities at fair value	$—	$(2,641)	$(5,340)	$(7,981)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,585	$6,870	$5,340	$6,570
Additions to contingent consideration obligation	—	—	—	—
Total changes in fair value included in earnings	125	160	370	460
Ending balance	$5,710	$7,030	$5,710	$7,030
Unrealized losses still held (1)	$125	$160	$370	$460

(1)	Represents the unrealized losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive loss in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2016, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended September 30, 2016, no income or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the nine months ended September 30, 2016, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000. During the three and nine months ended September 30, 2015, no income or losses were recognized due to ineffectiveness of hedges of interest rate risk.
Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $3,178,000 will be reclassified from accumulated other comprehensive loss as an increase to interest expense.
See Note 14—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2016			December 31, 2015
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$542,199	$—	$(5,761)	$424,002	$61	$(2,641)
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income (loss).

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives (Effective Portion)	Location of (Loss) Income Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)
Three Months Ended September 30, 2016
Interest rate swaps	$2,206	Interest expense, net	$(1,082)
Total	$2,206		$(1,082)
Three Months Ended September 30, 2015
Interest rate swaps	$(5,246)	Interest expense, net	$(1,215)
Total	$(5,246)		$(1,215)
Nine Months Ended September 30, 2016
Interest rate swaps	$(7,114)	Interest expense, net	$(3,933)
Total	$(7,114)		$(3,933)
Nine Months Ended September 30, 2015
Interest rate swaps	$(7,999)	Interest expense, net	$(3,040)
Total	$(7,999)		$(3,040)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company is exposed to credit risk in the event of non-performance by its derivative counterparties. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of September 30, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $6,348,000. As of September 30, 2016, there was one termination event related to an early interest rate swap termination and no events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2016	$—	$—	$—	$—	$—	$—
December 31, 2015	$61	$—	$61	$(16)	$—	$45

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2016	$5,761	$—	$5,761	$—	$—	$5,761
December 31, 2015	$2,641	$—	$2,641	$(16)	$—	$2,625
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets and accounts payable and other liabilities.
Note 16—Accumulated Other Comprehensive Loss
The following table presents a rollforward of amounts recognized in accumulated other comprehensive loss, net of noncontrolling interests, by component for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(7,114)	(7,114)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion and missed forecast)	3,933	3,933
Other comprehensive loss	(3,181)	(3,181)
Balance as of September 30, 2016	$(5,281)	$(5,761)

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(7,661)	(7,661)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion)	2,808	2,808
Other comprehensive loss	(4,853)	(4,853)
Purchase of noncontrolling interests	—	(480)
Balance as of September 30, 2015	$(6,014)	$(6,494)

The following table presents reclassifications out of accumulated other comprehensive loss for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Loss Components	Amounts Reclassified from Accumulated Other Comprehensive Loss to Net Income		Affected Line Items in the Consolidated Statements of Comprehensive Income
	Nine Months Ended September 30,
	2016	2015
Interest rate swap contracts	$3,933	$3,040	Interest expense, net
Note 17—Subsequent Events
Distributions Paid
On October 3, 2016, the Company paid aggregate distributions of $10,560,000 ($4,990,000 in cash and $5,570,000 in shares of the Company’s common stock issued pursuant to the DRIP Offerings), which related to distributions declared for each day in the period from September 1, 2016 through September 30, 2016. On November 1, 2016, the Company paid aggregate distributions of $10,928,000 ($5,188,000 in cash and $5,740,000 in shares of the Company’s common stock issued pursuant to the DRIP offerings), which related to distributions declared for each day in the period from October 1, 2016 through October 31, 2016.
Distributions Declared
On November 3, 2016, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2016 and ending on February 28, 2017. The distributions for December 2016 will be calculated based on 366 days in the calendar year and will be equal to $0.001912568 per share of common stock and the distributions for January 2017 and February 2017 will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock. The distributions declared for each record date in December 2016, January 2017 and February 2017 will be paid in January 2017, February 2017 and March 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Preferred Equity Investment
On October 4, 2016, the Company received proceeds for the redemption of the Preferred Equity Investment in 7.875% Series B Redeemable Cumulative Preferred Stock for a total of $131,250,000.

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
On June 6, 2014, we terminated our initial public offering of up to $1,746,875,000 shares of common stock, or our Offering. On November 25, 2015, we registered an additional 10,473,946 shares of common stock with a price per share of $9.5475 for a proposed maximum offering price of $100,000,000 in shares of common stock under the distribution reinvestment plan, or the DRIP, pursuant to a registration statement on Form S-3, or the Second DRIP Offering. The Second DRIP Offering includes shares of common stock previously registered under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering, that the Company carried forward in the Second DRIP Offering. We refer to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. We will continue to issue shares of common stock under the Second DRIP Offering until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC or the Second DRIP Offering is terminated by our board of directors.
As of September 30, 2016, we had issued approximately 188,025,000 shares of common stock in our Offerings for gross proceeds of $1,862,909,000, before share repurchases of $40,673,000 and offering costs, selling commissions and dealer manager fees of $174,783,000.

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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2016, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 94 buildings and parking facilities and approximately 6,160,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2016 and 2015:

	September 30,
	2016	2015
Number of commercial operating properties (1)	83	77
Leased rentable square feet	6,048,000	5,719,000
Weighted average percentage of rentable square feet leased	98%	98%

(1)	As of September 30, 2016, we owned 84 properties, one of which was under construction. As of September 30, 2015, we owned 79 properties, two of which were under construction.
The following table summarizes our real estate properties' activity for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Commercial operating properties acquired	—	—	5	21
Approximate aggregate purchase price of acquired properties	$—	$—	$71,000,000	$137,427,000
Leased rentable square feet	—	—	158,000	268,000
The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2016 and 2015.
This section describes and compares our results of operations for the three and nine months ended September 30, 2016 and 2015. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and exclude properties under development.
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

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change

Same store rental and parking revenue	$33,808	$47,585	$(13,777)
Non-same store rental and parking revenue	4,252	—	4,252
Same store tenant reimbursement revenue	4,668	4,168	500
Non-same store tenant reimbursement revenue	248	—	248
Other operating income	257	64	193
Real estate-related notes receivable interest income	15	18	(3)
Total revenue	$43,248	$51,835	$(8,587)

•
Same store rental and parking revenue decreased primarily due to bad debt expense write offs recorded for straight-line rent in the amount of $14.4 million and a lease incentive in the amount of $1.1 million during the three months ended September 30, 2016, which were a result of one tenant experiencing financial difficulties which we believe will result in new lease terms, offset by an increase in contractual rental revenues and straight-line rental revenues due to lease modifications at certain of our same store properties.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of five properties and one operating property placed in service since July 1, 2015.

•	Same store tenant reimbursement revenue increased primarily due to an increase in electric recovery costs at certain same store properties.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of five properties and one operating property placed in service since July 1, 2015.

•	Other operating income increased primarily due to interest income recognized during the three months ended September 30, 2016 in connection with note receivable advances at one of our properties.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change

Same store rental and parking expenses	$6,946	$6,409	$537
Non-same store rental and parking expenses	426	—	426
General and administrative expenses	1,465	1,609	(144)
Change in fair value of contingent consideration	125	160	(35)
Acquisition related expenses	5	—	5
Asset management fees	5,036	4,708	328
Depreciation and amortization	32,110	19,490	12,620
Total expenses	$46,113	$32,376	$13,737

•	Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in electric costs at certain same store properties.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of five operating properties and one property placed in service, since July 1, 2015.

•
General and administrative expenses decreased primarily due to a decrease in transfer agent fees charged to us during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, coupled with a decrease in costs incurred related to our proxy statements due to timing.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,404.5 million as of September 30, 2016, as compared to $2,092.0 million as of September 30, 2015.

•
Depreciation and amortization increased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the three months ended September 30, 2016, which was a result of one tenant experiencing financial difficulties which we believe will result in new lease terms, as compared to the acceleration of amortization of an in-place lease intangible in the amount of $3.1 million during the three months ended September 30, 2015, associated with a lease termination at one of our properties, offset by an increase in the weighted average depreciable basis of real estate investments to $2,056.4 million as of September 30, 2016, as compared to $1,837.4 million as of September 30, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2016	2015	Change

Other interest and dividend income:
Cash deposits interest	$10	$19	$(9)
Dividends on preferred equity investment	2,461	2,461	—
Notes receivable interest and other income	234	229	5
Total other interest and dividend income	2,705	2,709	(4)

Interest expense, net:
Interest on notes payable	(5,949)	(6,638)	689
Interest on unsecured credit facility	(3,216)	(1,531)	(1,685)
Amortization of deferred financing costs	(1,146)	(989)	(157)
Capitalized interest	1,019	1,425	(406)
Total interest expense, net	(9,292)	(7,733)	(1,559)
Provision for loan losses	(42)	—	(42)
Total other expense	(6,629)	(5,024)	(1,605)
Net (loss) income	$(9,494)	$14,435	$(23,929)

•
Interest on notes payable decreased due to a payoff of certain notes payable during 2016. The outstanding principal balance on notes payable was $489.7 million as of September 30, 2016, as compared to $546.6 million as of September 30, 2015.

•
Interest on unsecured credit facility increased due to an increase in the average outstanding principal balance on our unsecured credit facility. The outstanding principal balance of our unsecured credit facility was $478.0 million as of September 30, 2016, and $283.0 million as of September 30, 2015.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $62.4 million for the three months ended September 30, 2016, as compared to $87.0 million for the three months ended September 30, 2015.

•	Provision for loan losses increased due to a $0.04 million reserve of one note receivable as of September 30, 2016.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change

Same store rental and parking revenue	$125,658	$135,387	$(9,729)
Non-same store rental and parking revenue	18,296	6,093	12,203
Same store tenant reimbursement revenue	13,399	14,101	(702)
Non-same store tenant reimbursement revenue	612	152	460
Other operating income	902	183	719
Real estate-related notes receivable interest income	46	373	(327)
Total revenue	$158,913	$156,289	$2,624

•
Same store rental and parking revenue decreased primarily due to bad debt expense write offs recorded for straight-line rent in the amount of $14.4 million and a lease incentive in the amount of $1.1 million during the nine months ended September 30, 2016, which were a result of one tenant experiencing financial difficulties which we believe will result in new lease terms, offset by an increase in contractual rental revenues and straight-line rental revenues due to lease modifications at certain of our same store properties.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 26 properties and one operating property placed in service since January 1, 2015.

•
Same store tenant reimbursement revenue decreased primarily due to additional real estate taxes recognized in the prior year due to assumption of unpaid taxes by a former tenant, coupled with a decrease in a current year recovery income due to a reduction in recoverable repair and maintenance expenses at certain same store properties.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 26 properties and one operating property placed in service since January 1, 2015.

•	Other operating income increased primarily due to interest income recognized during the nine months ended September 30, 2016 in connection with note receivable advances at one of our properties.

•	Real estate-related notes receivable interest income decreased due to principal repayments of certain notes receivable during 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change

Same store rental and parking expenses	$19,912	$20,656	$(744)
Non-same store rental and parking expenses	1,472	436	1,036
General and administrative expenses	4,633	4,469	164
Change in fair value of contingent consideration	370	460	(90)
Acquisition related expenses	1,645	3,654	(2,009)
Asset management fees	14,700	13,274	1,426
Depreciation and amortization	66,458	51,718	14,740
Total expenses	$109,190	$94,667	$14,523

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, decreased due to a decrease in utility costs related to a construction project being completed in November 2015, which resulted in an electric usage reduction during the nine months ended September 30, 2016, coupled with a decrease in state and local taxes and insurance expenses, offset by an increase in real estate taxes.

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 26 operating properties and one property placed in service since January 1, 2015.

•
Acquisition related expenses decreased due to a decrease in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During the nine months ended September 30, 2016, we acquired five properties for an aggregate purchase price of $71.0 million, as compared to 21 properties for an aggregate purchase price of $137.4 million during the nine months ended September 30, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,404.5 million as of September 30, 2016, as compared to $2,092.0 million as of September 30, 2015.

•
Depreciation and amortization increased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the nine months ended September 30, 2016, which was a result of one tenant experiencing financial difficulties which we believe will result in new lease terms, as compared to the acceleration of amortization of an in-place lease intangible in the amount of $3.1 million during the nine months ended September 30, 2015 associated with a lease termination at one of our properties, offset by an increase in the weighted average depreciable basis of real estate investments to $2,056.4 million as of September 30, 2016, as compared to $1,837.4 million as of September 30, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2016	2015	Change

Other interest and dividend income:
Cash deposits interest	$36	$107	$(71)
Dividends on preferred equity investment	7,383	5,359	2,024
Notes receivable interest and other income	697	362	335
Total other interest and dividend income	8,116	5,828	2,288

Interest expense, net:
Interest on notes payable	(18,347)	(18,507)	160
Interest on unsecured credit facility	(8,034)	(3,481)	(4,553)
Amortization of deferred financing costs	(3,425)	(2,794)	(631)
Capitalized interest	1,820	3,739	(1,919)
Loss on debt extinguishment	(1,133)	—	(1,133)
Total interest expense, net	(29,119)	(21,043)	(8,076)
Provision for loan losses	(1,708)	—	(1,708)
Total other expense	(22,711)	(15,215)	(7,496)
Net income	$27,012	$46,407	$(19,395)

•
Dividends on preferred equity investment increased due to earning dividends for the full nine months ended September 30, 2016 on our Preferred Equity Investment, as compared to earning dividends for a partial nine months ended September 30, 2015. Our preferred equity investment was originated on March 11, 2015.

•
Interest on unsecured credit facility increased due to an increase in the average outstanding principal balance on our unsecured credit facility. The outstanding principal balance of our unsecured credit facility was $478.0 million as of September 30, 2016, and $283.0 million as of September 30, 2015.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $37.1 million for the nine months ended September 30, 2016, as compared to $76.2 million for the nine months ended September 30, 2015.

•	The Company had a loss on debt extinguishment for the nine months ended September 30, 2016 due to the associated early extinguishment of one hedged debt obligation.

•	Provision for loan losses increased due to a $1.7 million reserve of one note receivable.

Organization and Offering Costs
Prior to the termination of our Offering on June 6, 2014, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, which is an affiliate of our Advisor, we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2%, of total gross offering proceeds, which were approximately $1,716,046,000.
Subsequent to the termination of our Offering and as of September 30, 2016, we had incurred approximately $157,000 in other offering costs related to the DRIP Offerings.
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
Preferred Equity Investment
During the year ended December 31, 2015, we invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. On October 4, 2016, we received proceeds for the redemption of the Preferred Equity Investment for a total of $131,250,000.
Inflation
We are exposed to inflation risk as income from long-term leases is the primary source of our cash flows from operations. There are provisions in certain of our leases, with tenants, that are intended to protect us from, and mitigate the risk of, the impact of inflation. These provisions include scheduled increases in contractual base rent receipts, reimbursement billings for operating expenses, pass-through charges and real estate tax and insurance reimbursements. However, due to the long-term nature of our leases, among other factors, the leases may not reset frequently enough to adequately offset the effects of inflation.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of September 30, 2016.
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
Capital Expenditures
We estimate that we will require approximately $30.4 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2016, we had $2.2 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2016, we had approximately $41.4 million in cash and cash equivalents. For the nine months ended September 30, 2016, we had capital expenditures of $55.1 million that primarily related to two healthcare real estate investments and one data center real estate investment.
Unsecured Credit Facility
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of September 30, 2016, we had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $478,000,000. As of September 30, 2016, $36,575,000 remained available to be drawn under the unsecured credit facility.

Cash Flows

(in thousands)	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$86,887	$81,294	$5,593
Net cash used in investing activities	$(129,665)	$(296,679)	$167,014
Net cash provided by financing activities	$55,661	$143,672	$(88,011)
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
Operating Activities.

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of five operating properties and placing one property in service subsequent to September 30, 2015, partially offset by increased operating expenses.

Investing Activities.

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $52.8 million, an increase in real estate deposits, net of $0.3 million, a decrease in real estate-related notes receivable advances of $0.2 million, a decrease in notes receivable advances of $7.0 million, and no additions to our preferred equity investment of $127.1 million, offset by an increase in capital expenditures of $10.9 million and a decrease of $9.5 million in collections of real estate-related notes receivable.

Financing Activities.

•
Net cash provided by financing activities decreased due to a decrease in draws on our unsecured credit facility of $50.0 million, a decrease in proceeds from notes payable of $64.3 million, an increase in payments on notes payable of $45.1 million, an increase in repurchases of our common stock of $20.6 million, an increase in distributions to our stockholders of $2.4 million, and an increase in use of escrow funds of $2.0 million, offset by a decrease in payments of deferred financing costs of $2.0 million, decrease in purchase of noncontrolling interests of $67.2 million, a decrease in distributions to noncontrolling interests of $0.1 million, a decrease in payments of offering costs of $0.1 million and a decrease in payments on our unsecured credit facility of $27.0 million.

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
We have funded distributions with operating cash flows from our properties, offering proceeds raised in our Offering and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016		2015
Distributions paid in cash - common stockholders	$44,816,000		$42,407,000
Distributions reinvested (shares issued)	51,227,000		50,720,000
Total distributions	$96,043,000		$93,127,000
Source of distributions:
Cash flows provided by operations (1)	$44,816,000	47%	$42,407,000	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	51,227,000	53%	50,720,000	54%
Total sources	$96,043,000	100%	$93,127,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of September 30, 2016 were $10.6 million for common stockholders. These distributions were paid on October 3, 2016.
For the nine months ended September 30, 2016, we paid and declared distributions of approximately $96.0 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the nine months ended September 30, 2016 of $88.3 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2016, see Note 17—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of September 30, 2016, we had approximately $967,657,000 of principal debt outstanding, of which $489,657,000 related to notes payable and $478,000,000 related to the unsecured credit facility. See Note 7—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding. Our contractual obligations as of September 30, 2016 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$13,336		$50,700	$2,363	$49,082	$115,481
Interest payments — fixed rate debt	5,230		7,627	6,025	1,014	19,896
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	112,415	(3)	294,784	135,000	—	542,199
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	19,635		24,956	3,761	—	48,352
Principal payments — variable rate debt	269,373	(4)	40,604	—	—	309,977
Interest payments — variable rate debt	7,844		3,132	—	—	10,976
Contingent consideration (5)	—		5,710	—	—	5,710
Capital expenditures	30,429		1,724	—	—	32,153
Ground lease payments	665		1,550	1,554	37,489	41,258
Total	$458,927		$430,787	$148,703	$87,585	$1,126,002

(1)
As of September 30, 2016, we had $542.2 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2016 to calculate the debt payment obligations in future periods.

(3)	Of this amount, $105,850,000 relates to one loan agreement, the maturity date of which is August 21, 2017, subject to our right to a two-year extension.

(4)
Of this amount, $268,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2017, subject to our right to a 12-month extension.

(5)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million and a minimum payout of $0 as of September 30, 2016.

Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet arrangements.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude paid and accrued acquisition fees and expenses that are reported in our condensed consolidated statements of comprehensive income (loss), amortization of above and below-market leases, adjustments related to contingent purchase price obligations, gains or losses from the extinguishment of debt and hedges, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.
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

The following is a reconciliation of net (loss) income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Net (loss) income attributable to common stockholders	$(10,500)		$13,572		$24,017		$42,350
Adjustments:
Depreciation and amortization	32,110		19,490		66,458		51,718
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(704)		(876)		(2,207)		(3,563)
FFO attributable to common stockholders (4)	$20,906		$32,186		$88,268		$90,505
Adjustments:
Acquisition related expenses (1)	$5		$—		$1,645		$3,654
Amortization of intangible assets and liabilities (2)	(800)		(1,022)		(2,518)		(3,776)
Change in fair value of contingent consideration	125		160		370		460
Straight-line rents (3)	8,972		(4,326)		(3,717)		(15,787)
Loss on debt extinguishment	—		—		1,133		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	33	(5)	484	(6)	708	(7)	2,358	(8)
MFFO attributable to common stockholders (4)	$29,241		$27,482		$85,889		$77,414
Weighted average common shares outstanding - basic	183,726,479		179,270,022		182,827,193		177,717,870
Weighted average common shares outstanding - diluted	183,726,479		179,286,709		182,846,104		177,736,797
Net (loss) income per common share - basic	$(0.06)		$0.08		$0.13		$0.24
Net (loss) income per common share - diluted	$(0.06)		$0.08		$0.13		$0.24
FFO per common share - basic	$0.12		$0.18		$0.48		$0.51
FFO per common share - diluted	$0.12		$0.18		$0.48		$0.51

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

(5)	Of this amount, $(167,000) related to straight-line rents and $200,000 related to above- and below-market leases.

(6)	Of this amount, $120,000 related to straight-line rents and $364,000 related to above- and below-market leases.

(7)	Of this amount, $25,000 related to straight-line rents and $683,000 related to above- and below-market leases.

(8)	Of this amount, $1,265,000 related to straight-line rents and $1,093,000 related to above- and below-market leases.

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
The following table summarizes our principal debt outstanding as of September 30, 2016 (amounts in thousands):

September 30, 2016
Notes payable:
Fixed rate notes payable	$115,481
Variable rate notes payable fixed through interest rate swaps	332,199
Variable rate notes payable	41,977
Total notes payable	489,657
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	268,000
Total unsecured credit facility	478,000
Total principal debt outstanding (1)	$967,657

(1)	As of September 30, 2016, the weighted average interest rate on our total principal debt outstanding was 3.7%.
As of September 30, 2016, $310.0 million of the $967.7 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 2.8% per annum. As of September 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.5 million per year.
As of September 30, 2016, we had 18 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $542.2 million and an aggregate settlement liability value of $6.3 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a decrease to the settlement liability value of these interest rate swaps to $0.4 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2016, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2016, our cash flows provided by operations of approximately $86.9 million was a shortfall of $9.1 million, or 9.5%, of our distributions (total distributions were approximately $96.0 million, of which $44.8 million was cash and $51.2 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flow from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended September 30, 2016, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
As of September 30, 2016, we had issued approximately 188.0 million shares of common stock in our Offerings for gross proceeds of $1,862.9 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in other offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $17.0 million in notes receivable and $127.1 million in a preferred equity investment as of September 30, 2016. In addition, as of September 30, 2016, we had invested $144.0 million in capital improvements related to certain real estate investments.

Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP, which terminated on June 6, 2014, and the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent estimated value of our shares, which currently is $10.05, and the period of time each stockholder has held their shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
During the three months ended September 30, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2016 - 07/31/2016	355,862	$9.76	355,862	$—
08/01/2016 - 08/31/2016	273,070	$9.73	273,070	$—
09/01/2016 - 09/30/2016	308,654	$9.78	308,654	$—
Total	937,586		937,586
During the three months ended September 30, 2016, we repurchased approximately $9,150,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended September 30, 2016 repurchase date.
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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: November 14, 2016	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1
Joinder Agreement (Master Credit Facility), dated August 4, 2016, by DC-3300 ESSEX, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 8, 2016, and incorporated herein by reference).

10.2
Joinder Agreement (Term Loan), dated August 4, 2016, by DC-3300 ESSEX, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 8, 2016, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer of the Company pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Carter Validus Mission Critical REIT, Inc. Press Release, dated September 1, 2016 (Commission File No. 000-54675) filed on September 1, 2016, and incorporated herein by reference).

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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