Form 10-K
period 2016-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2017-03-30
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on June 6, 2014. The last price paid to acquire a share in the Registrant’s primary offering was $10.00 per share of common stock, with discounts available for certain categories of purchasers. The estimated share value of the registrant's common stock is $10.02 as of September 30, 2016, which was effective November 28, 2016.
As of June 30, 2016, there were approximately 182,970,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $1,829,700,000, assuming a market value of $10.00 per share.
As of March 23, 2017, there were approximately 185,422,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2017 annual stockholders meeting, which is expected to be filed no later than April 28, 2017, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT, Inc., or the Company, or we, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to investment grade and other creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. We operate through two reportable segments—commercial real estate investments in data centers and healthcare. As of December 31, 2016, we owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs. As of December 31, 2016, the rentable space of these real estate investments was 99% leased.
We ceased offering shares of common stock in our initial public offering, or our Offering, on June 6, 2014. At the completion of our Offering, we had raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). We will continue to issue shares of common stock under the Second DRIP Offering (as defined below) until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC or the Second DRIP Offering is terminated by our board of directors.
On April 14, 2014, we registered 10,526,315 shares of common stock with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering. On November 25, 2015, we registered an additional 10,473,946 shares of common stock for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the Second DRIP Offering. We refer to the First DRIP Offering and the Second DRIP Offering together as the DRIP Offerings, and collectively with our Offering, our Offerings. As of December 31, 2016, we had issued approximately 189,791,000 shares of common stock in our Offerings for gross proceeds of $1,879,768,000, before share repurchases of $47,862,000 and offering costs, selling commissions and dealer manager fees of $174,793,000.
On November 16, 2015, our board of directors established an estimated value of our common stock, or NAV per share, calculated as of September 30, 2015, of $10.05 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. On November 28, 2016, our board of directors established an NAV per share calculated as of September 30, 2016, of $10.02 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.
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

Key Developments during 2016 and Subsequent

•
During the year ended December 31, 2016, we acquired one real estate investment, which consists of five properties and 158,000 rentable square feet of commercial space, for an aggregate purchase price of $71,000,000.

•
During the year ended December 31, 2016, in connection with the redemption of our $127,147,000 preferred equity investment in shares of 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, we received $131,250,000.

•
As of December 31, 2016, we paid aggregate distributions, since inception, of approximately $379,914,000 ($178,430,000 in cash and $201,484,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings). Additionally, as of March 23, 2017, we paid aggregate distributions, since inception, of approximately $411,843,000 ($193,740,000 in cash and $218,103,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings).

•
As of March 23, 2017, we owned, through wholly-owned subsidiaries or through a consolidated partnership, a portfolio of 49 real estate investments consisting of 84 properties, located in 46 MSAs and comprising an aggregate of 6,160,000 gross rental square feet of commercial space. As of March 23, 2017, our properties were 99% leased.

•	As of March 23, 2017, we had $378,000,000 outstanding under the unsecured credit facility.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.
Investment Objectives and Policies
Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, commercial real estate properties with a focus on the data center and healthcare sectors, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.
We cannot assure you that we will be able to continue to attain these objectives or that our assets will not decrease in value. Our board of directors may revise our investment policies if it determines it is advisable and in the best interest of our stockholders. During the term of the Advisory Agreement, decisions relating to the purchase or sale of investments will be made by our Advisor, subject to the oversight and approval of our board of directors.
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

Investing in Real Property
Our Advisor generally uses the following criteria to evaluate potential investment opportunities:

•	assets that we determine are important to the use of our tenants;

•	leased to investment grade and other creditworthy tenants preferably on a net-leased basis;

•	leased with terms of at least seven to ten years (on average if multi-tenant building), or otherwise have a strong likelihood of renewing; and

•	geographically diverse locations with good accessibility.
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
Many data center and healthcare companies currently are entering into sale-leaseback transactions as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy enables us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.
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
Creditworthy Tenants
In evaluating potential property acquisitions, we apply credit underwriting criteria to the existing tenants of such properties. Similarly, we will apply credit underwriting criteria to possible new tenants when we are re-leasing properties in our portfolio. We believe many of the tenants of our properties are creditworthy national or regional companies with high net worth and high operating income. We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the year ended December 31, 2016, we had three tenants who experienced a deterioration in their creditworthiness. As of December 31, 2016, we have not identified any material change in any of our other tenants' credit quality.

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
Description of Leases
We generally acquire properties subject to existing leases with tenants. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net or double net. Triple net leases typically require the tenant to pay all costs associated with a property, including real estate taxes, insurance, utilities and common area maintenance charges, in addition to the base rent. Double net leases typically require the tenant to pay all the costs as triple net leases, but hold the landlord responsible for the roof and structure, or other aspects of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, as well as loss of rents insurance that covers one year of annual rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.
A majority of our acquisitions have lease terms of ten years or longer at the time of the property acquisition. As of December 31, 2016, the weighted average remaining lease term of our properties was 11.0 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do not consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease, unless we release that tenant from its obligations under the lease.
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
Investing in and Originating Loans
We have and may continue to originate or may acquire real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages. We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.
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
See Part II, Item 5. "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Distributions," for further discussion on distribution rates approved by our board of directors.
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
We will not borrow from our Advisor, any member of our board of directors, or any of their affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approves the transaction as being fair, competitive and commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties.

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
We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. During the year ended December 31, 2016, we did not purchase any properties from our Advisor, its affiliates or a director.

Competition in Acquiring, Leasing and Operating Properties
Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT II, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our advisor, or any other programs which may be sponsored by affiliates of our advisor in the future, are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates, managing properties on our behalf, seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all such properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
Affiliated Property Manager
The properties we acquire are managed and leased by our Property Manager, which is an affiliate of our Advisor, pursuant to a property management and leasing agreement. Our Property Manager is affiliated with the property manager for properties owned by an affiliated real estate program, Carter Validus Mission Critical REIT II, Inc., which may be in competition with our properties. Management fees paid to our Property Manager are based on a percentage of the rental income received by the managed properties.
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

Reportable Segments
We operate through two reportable business segments – commercial real estate investments in data centers and healthcare. See Note 11—"Segment Reporting" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2016, we had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. We limit our cash investments to financial institutions with high credit standings; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced loss of or lack of access to cash in our accounts.
Based on leases of our properties in effect as of December 31, 2016, one tenant accounted for 10.0% or more of our 2016 contractual rental revenue. The following table shows the tenant that accounted for 10.0% or more of our 2016 contractual rental revenue:

Tenant	Property	Segment	2016 Contractual Rental Revenue (in thousands) (1)		Percentage of 2016 Contractual Rental Revenue		Gross Leased Area (Sq Ft)		Lease Expiration Date
AT&T Services, Inc.	AT&T Wisconsin Data Center AT&T Tennessee Data Center AT&T California Data Center	Data Centers	$22,067	(2)	12.1%	(2)	989,869	(2)	09/30/2023 11/30/2023 12/31/2023
			$22,067				989,869

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

(2)	These amounts represent the aggregate for the three properties.

The following table shows the segment diversification of our real estate portfolio, including one real estate investment owned through a consolidated partnership, based on contractual rental revenue as of December 31, 2016:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2016 Contractual Rental Revenue (in thousands) (1)	Percentage of 2016 Contractual Rental Revenue
Data Centers	33	3,365,968	$88,663	48.5%
Healthcare	47	2,709,105	93,967	51.5%
	80	6,075,073	$182,630	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.
Based on leases of our properties in effect as of December 31, 2016, the following table shows the geographic diversification of our real estate properties that accounted for 10.0% or more of our contractual rental revenue as of December 31, 2016:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2016 Contractual Rental Revenue (in thousands) (1)	Percentage of 2016 Contractual Rental Revenue
Dallas-Ft. Worth-Arlington, TX	7	607,914	$23,213	12.7%
Chicago-Naperville-Elgin, IL-IN-WI	5	186,050	20,930	11.5%
	12	793,964	$44,143

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.
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
There currently is no public market for our shares and there may never be one. If our stockholders are able to find a buyer for their shares, they may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards and the sale does not violate state securities laws. Our charter also prohibits the ownership of more than 9.8%, or such other percentage as determined by the board of directors, in value of the aggregate of our outstanding shares of stock or more than 9.8%, or such other percentage as determined by the board of directors, (in value or number of shares, whichever is more restrictive) of any class or series of the outstanding shares of our stock by any one person, unless exempted by our board of directors, which may deter large investors from purchasing our stockholders’ shares. Moreover, our share repurchase program includes numerous restrictions that would limit our stockholders ability to sell their shares to us. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders amend or terminate our share repurchase program at any time upon 30 days’ notice to our stockholders. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they likely will have to sell them at a substantial discount to the price they paid for the shares. It also is likely that stockholders’ shares would not be accepted as the primary collateral for a loan.
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
We may suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs. Delays we encounter in the selection, acquisition and, if we develop properties, development of income-producing properties, likely would adversely affect our ability to make distributions and the value of our stockholders’ overall returns.
Our properties are, and we expect future properties primarily will be, located in the continental United States and would be affected by economic downturns, as well as economic cycles and risks inherent to that area.
We expect to continue to acquire commercial real estate located in the continental United States. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

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
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2016, our cash flows provided by operations of approximately $121.8 million was a shortfall of $6.3 million, or 4.9%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our Offerings. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP and the DRIP Offerings) during such period and such shortfall was paid from net proceeds from our Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, and suspension and/or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. Our inability to acquire additional properties or real estate-related investments may have a negative effect on our ability to generate sufficient cash flow from operations from which to pay distributions. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
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
Our share repurchase program includes numerous restrictions that limit our stockholders’ ability to sell their shares. Our stockholders must hold their shares for at least one year in order to participate in the share repurchase program, except for repurchases sought upon a stockholder’s death, qualifying disability, as defined below, or other exigent circumstances. We limit the number of shares we may redeem pursuant to the share repurchase program as follows: during any calendar year, we will not redeem more than 5% of the number of shares of common stock outstanding on December 31st of the previous calendar year. As a result, some or all of a stockholders’ shares may not be repurchased. Funding for the share repurchase program comes exclusively from funds equal to amounts reinvested in the DRIP Offerings during the prior calendar year and other operating funds, if any, as our board of directors in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the share repurchase program will be sufficient to accommodate all requests made each month. Our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change our share repurchase plan upon 30 days’ prior notice to our stockholders for any reason it deems appropriate.
On November 28, 2016, our board of directors approved an Estimated Per Share NAV of our common stock of $10.02 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2016. Therefore, commencing with share repurchases in January 2017, the repurchase price for all stockholders is $10.02 per share. We currently expect to update our Estimated Per Share NAV at least annually, at which time the repurchase price per share may also change. Because of the restrictions of our share repurchase program, our stockholders may not be able to sell their shares under the program, and if stockholders are able to sell their shares, they may not recover the amount of their investment in us.

The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On November 28, 2016, our board of directors, at the recommendation of the audit committee of the board of directors, comprised solely of independent directors, or the Audit Committee, approved and established the Estimated Per Share NAV of $10.02 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2016. We provided the Estimated Per Share NAV to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports.
The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Financial Industry Regulatory Authority, or FINRA, rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to generally accepted accounting principles in the United States on America, or GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;

•	a stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or

•	the methodology used to estimate our NAV per share would be acceptable to FINRA or comply with ERISA reporting requirements.
Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2016. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated value per share at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on December 7, 2016.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of December 31, 2016, we owned 49 real estate investments, located in 46 MSAs (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of our contractual rental revenue for the year ended December 31, 2016. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for 12.7% and 11.5%, respectively, of our contractual rental revenue for the year ended December 31, 2016. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. Our two reportable business segments, data centers and healthcare, accounted for 48.5% and 51.5%, respectively, of our contractual rental revenue for the year ended December 31, 2016.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including John E. Carter, Todd M. Sakow, Michael A. Seton and Lisa A. Drummond, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not currently intend to separately maintain key person life insurance on Todd M. Sakow, Michael A. Seton and Lisa A. Drummond or any other person, with the exception of John E. Carter. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. In addition, subject to certain limitations set forth therein or under Maryland law, our charter provides that no director or officer will be liable to us or our stockholders for money damages, requires us to indemnify and advance expenses to our directors, officers and Advisor and our Advisor’s affiliates with approval of our board of directors, to indemnify our employees and agents. Although our charter does not allow us to indemnify or hold harmless an indemnitee to a greater extent than permitted under Maryland law, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders' and our ability to recover against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor and its affiliates in some cases, which would decrease the cash otherwise available for distribution to stockholders.
The failure of any bank in which we deposit our funds could reduce the amount of cash we have available to pay distributions, make additional investments and service our debt.
As of December 31, 2016, we had cash and cash equivalents in excess of federally insurable levels. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits of over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.
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
Our Advisor faces conflicts of interest relating to the purchase and leasing of properties, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
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
Certain of our executive officers and directors, including John E. Carter, who also serves as the chairman of our board of directors, Mario Garcia, Jr., Todd M. Sakow, Michael A. Seton and Lisa A, Drummond, also are officers and/or directors of our Advisor, our Property Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

•	allocation of new investments and management time and services between us and the other entities,

•	our purchase of properties from, or sale of properties to, affiliated entities,

•	the timing and terms of the investment in or sale of an asset,

•	development of our properties by affiliates,

•	investments with affiliates of our Advisor,

•	compensation to our Advisor, and

•	our relationship with our Property Manager.
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
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders and may hinder a stockholder's ability to dispose of his or her shares.
Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. In this connection, among other things, unless exempted by our board of directors, no person may own more than 9.8%, or such other percentage determined by our board of directors, in value of the aggregate of our outstanding shares of stock or more than 9.8%, or such other percentage determined by the board of directors, (in value or number, whichever is more restrictive) of any class or series of the outstanding shares of our stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all our assets) that might provide a premium price for holders of our common stock, and may make it more difficult for a stockholder to sell or dispose of his or her shares.

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
The Maryland Business Combination Act provides that certain “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation’s outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

A person is not an interested stockholder under the statute if our board of directors approved in advance the transaction by which he or she otherwise would have become an interested stockholder. However, in approving a transaction, our board of directors may provide that its approval is subject to compliance, at or after the time of the approval, with any terms and conditions determined by our board of directors.
After the five-year prohibition, any such business combination between a Maryland corporation and an interested stockholder generally must be recommended by our board of directors of the corporation and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation; and

•
two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom (or with whose affiliate) the business combination is to be effected or held by an affiliate or associate of the interested stockholder.

These super-majority vote requirements do not apply if the corporation’s common stockholders receive a minimum price, as defined under the Maryland Business Combination Act, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares. The Maryland Business Combination Act permits various exemptions from its provisions, including business combinations that are exempted by our board of directors prior to the time that the interested stockholder becomes an interested stockholder. Our board of directors has exempted from the Maryland Business Combination Act any business combination involving our Advisor or any of its affiliates. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to business combinations between us and our Advisor or any of its affiliates. As a result, our Advisor and any of its affiliates may be able to enter into business combinations with us that may not be in the best interest of our stockholders, without compliance with the super-majority vote requirements and the other provisions of the Maryland Business Combination Act. The Maryland Business Combination Act may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer.

Maryland law limits the ability of a third party to buy a large stake in us and exercise voting power in electing directors.
The Maryland Control Share Acquisition Act provides that a holder of “control shares” of a Maryland corporation acquired in a “control share acquisition” has no voting rights except to the extent approved by stockholders by a vote of two-thirds of the votes entitled to be cast on the matter. Shares of stock owned by the acquirer, by officers or by employees who are directors of the corporation are excluded from shares entitled to vote on the matter. “Control shares” are voting shares of stock which, if aggregated with all other shares of stock owned by the acquirer or in respect of which the acquirer can exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer, directly or indirectly, to exercise or direct the exercise of voting power of shares of stock in electing directors within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained stockholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares. The Maryland Control Share Acquisition Act does not apply (a) to shares acquired in a merger, consolidation or statutory share exchange if the corporation is a party to the transaction, or (b) to acquisitions approved or exempted by the charter or bylaws of the corporation. Our bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions of our stock by any person. This statute could have the effect of discouraging offers from third parties to acquire us and increasing the difficulty of successfully completing this type of offer by anyone other than our Advisor or any of its affiliates. There can be no assurance that this provision will not be amended or eliminated at any time in the future.
Stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940.
Neither we nor any of our subsidiaries are registered, and do not intend to register, as an investment company under the Investment Company Act of 1940, or the Investment Company Act. If we or any of our subsidiaries become obligated to register as an investment company, the registered entity would have to comply with a variety of substantive requirements under the Investment Company Act imposing, among other things:

•	limitations on capital structure;

•	restrictions on specified investments;

•	prohibitions on transactions with affiliates; and

•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations that would significantly change our operations.
We conduct and will continue to conduct our operations directly and through our wholly or majority-owned subsidiaries, so that we and each of our subsidiaries do not fall within the definition of an “investment company” under the Investment Company Act. Under Section 3(a)(1)(A) of the Investment Company Act, a company is deemed to be an “investment company” if it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities. Under Section 3(a)(1)(C) of the Investment Company Act, a company is deemed to be an “investment company” if it is engaged, or proposes to engage, in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire “investment securities” having a value exceeding 40% of the value of its total assets (exclusive of government securities and cash items) on an unconsolidated basis, which we refer to as the “40% test.”
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

Under Section 3(c)(5)(C), the SEC staff generally requires a company to maintain at least 55% of its assets directly in qualifying assets and at least 80% of the entity’s assets in qualifying assets and in a broader category of real estate-related assets to qualify for this exception. Mortgage-related securities may or may not constitute such qualifying assets, depending on the characteristics of the mortgage-related securities, including the rights that we have with respect to the underlying loans. Our ownership of mortgage-related securities, therefore, is limited by provisions of the Investment Company Act and SEC staff interpretations.
The method we use to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action positions taken by the SEC staff in the past. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than twenty years ago. Accordingly, no assurance can be given that the SEC staff will concur with our classification of our assets. In addition, the SEC staff may, in the future, issue further guidance that may require us to re-classify our assets for purposes of qualifying for an exclusion from regulation under the Investment Company Act. If we are required to re-classify our assets, we may no longer be in compliance with the exclusion from the definition of an “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act.
A change in the value of any of our assets could cause us or one or more of our wholly or majority-owned subsidiaries to fall within the definition of an “investment company” and negatively affect our ability to maintain our exemption from regulation under the Investment Company Act. To avoid being required to register the Company or any of our subsidiaries as an investment company under the Investment Company Act, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may have to acquire additional income- or loss-generating assets that we might not otherwise have acquired or may have to forgo opportunities to acquire interests in companies that we would otherwise want to acquire and would be important to our investment strategy. Accordingly, our board of directors may not be able to change our investment policies as they deem appropriate if such change would cause us to meet the definition of an investment company.
To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the definition of an investment company and the exceptions to that definition, we may be required to adjust our investment strategy accordingly. For example, on August 31, 2011, the SEC issued a concept release requesting comments regarding a number of matters relating to the exemption provided by Section 3(c)(5)(C) of the Investment Company Act, including the nature of assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. Additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the investment strategy we have chosen.
If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
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
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interest of our stockholders. These policies may change over time. The methods of implementing our investment policies also may vary as new real estate development trends emerge and new investment techniques are developed. Except to the extent that policies and investment limitations are included in our charter, our investment policies, the methods for their implementation, and our other objectives, policies and procedures may be altered by our board of directors without the approval of our stockholders. As a result, the nature of stockholders’ investment could change without their consent.
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
Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the most recent estimated NAV per share, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the most recent estimated NAV per share, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the most recent estimated NAV per share, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the most recent estimated NAV per share (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity. On November 28, 2016, our board of directors approved and established an estimated NAV per share of our common stock of $10.02.
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
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of December 31, 2016, approximately 51.7% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.

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
Our operating results may be negatively affected by potential development and construction delays and result in increased costs and risks.
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
We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification may become even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 51.5% of our contractual rental revenue for the year ended December 31, 2016.
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
The healthcare properties we have acquired or seek to acquire may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus upon payment based upon quality outcomes. The second payment model created by MACRA is the Merit-Based Incentive Payment System (MIPS) which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) advancing care information through the use of certified EHR technology.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government’s goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010, as amended (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently being disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services will apply a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which would adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump has signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare.” At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, it is possible that our tenants will not have as many patients that have insurance coverage that will adversely impact the tenants’ revenues and ability to pay rent. At this time, the implications of the Executive Order are unknown.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Healthcare Reform. On March 24, 2017, the proposed bill was removed from consideration and the floor of the House of Representatives. At this time the repeal or replacement of Healthcare Reform is unknown. The instability in the healthcare marketplace may adversely impact our tenants' willingness to enter into long-term leases.
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
The healthcare industry is currently experiencing changes in the demand for and methods of delivering healthcare services; changes in third-party reimbursement policies; significant unused capacity in certain areas, which has created substantial competition for patients among healthcare providers in those areas; continuing pressure by private and governmental payors to reduce payments to providers of services; increased scrutiny of billing, referral and other practices by federal and state authorities; changes in federal and state healthcare program payment models; increase and expansion of government audits related to compliance with the HIPAA privacy and security rules; continued consolidation of providers; and increased emphasis on compliance with privacy and security requirements related to personal health information. In addition, the fines and penalties for a breach of the HIPAA privacy and security rules increased in 2013. If a tenant breaches a patient’s protected health information and is fined by the federal government, the tenant’s ability to operate and pay rent may be adversely impacted. These factors may adversely affect the economic performance of some or all of our tenants and, in turn, our lease revenues and our ability to make distributions to our stockholders.
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
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the U.S. Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet fully known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
On March 6, 2017, members of the House of Representatives presented legislation to repeal portions of the Healthcare Reform. On March 24, 2017, the proposed bill was removed from consideration and the floor of the House of Representatives. At this time the repeal or replacement of the Healthcare Reform is unknown. The instability in the healthcare marketplace may adversely impact our tenants’ willingness to enter into long-term leases.

Risks Associated with Investments in the Data Center Property Sector
Our data center properties depend upon the technology industry and a reduction in the demand for technology-related real estate could adversely impact our ability to find or keep tenants for our data center properties, which would adversely affect our results of operations.
A portion of our portfolio of properties consists of data center properties. A decline in the technology industry or a decrease in the adoption of data center space for corporate enterprises could lead to a decrease in the demand for technology-related real estate, which may have a greater adverse effect on our business and financial condition than if we owned a portfolio with a more diversified tenant base. We are susceptible to adverse developments in the corporate and institutional data center and broader technology industries (such as business layoffs or downsizing, industry slowdowns, relocations of businesses, costs of complying with government regulations or increased regulation and other factors) and the technology-related real estate market (such as oversupply of or reduced demand for space). In addition, the rapid development of new technologies or the adoption of new industry standards could render many of our tenants’ current products and services obsolete or unmarketable and contribute to a downturn in their businesses, thereby increasing the likelihood that they default under their leases, become insolvent or file for bankruptcy. Our investments in data center properties accounted for 48.5% of our contractual rental revenue for the year ended December 31, 2016.
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
Our data center infrastructure may become obsolete or less marketable and we may not be able to upgrade our power, cooling, security or connectivity systems cost-effectively or at all.
The markets for data centers, as well as the industries in which data center tenants operate, are characterized by rapidly changing technology, evolving industry standards, frequent new service introductions, shifting distribution channels and changing tenant demands. The data center infrastructure in some of the data centers that we have acquired or may acquire in the future may become obsolete or less marketable due to demand for new processes and/or technologies, including, without limitation: (i) new processes to deliver power to, or eliminate heat from, computer systems; (ii) demand for additional redundancy capacity; or (iii) new technology that permits lower levels of critical load and heat removal than our data centers are currently designed to provide. In addition, the systems that connect our data centers to the Internet and other external networks may become outdated, including with respect to latency, reliability and diversity of connectivity. When tenants demand new processes or technologies, we may not be able to upgrade our data centers on a cost effective basis, or at all, due to, among other things, increased expenses to us that cannot be passed on to the tenant or insufficient revenue to fund the necessary capital expenditures. The obsolescence of the power and cooling systems in such data centers and/or our inability to upgrade our data centers, including associated connectivity, could have a material negative impact on our business. Furthermore, potential future regulations that apply to industries we serve may require users in those industries to seek specific requirements from their data centers that we are unable to provide. These may include physical security regulations applicable to the defense industry and government contractors and privacy and security requirements applicable to the financial services and health care industries. Such regulations could have a material adverse effect on us. If our competitors offer data center space that our existing or potential data center users perceive to be superior to ours based on numerous factors, including power, security considerations, location or network connectivity, or if they offer rental rates below our or current market rates, we may lose existing or potential tenants, incur costs to improve our properties or be forced to reduce our rental rates.

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
As of December 31, 2016, we had $655,208,000 of fixed interest rate debt outstanding, of which $540,425,000 was fixed through the use of interest rate swaps. As of December 31, 2016, we had $189,604,000 of variable rate debt outstanding. As of December 31, 2016, our weighted average interest rate was 3.9%. Increases in interest rates may increase our interest costs if we obtain variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
To maintain the favorable tax treatment afforded to REITs under the Code, we are required each year to distribute to our stockholders at least 90% of our REIT taxable income (excluding net capital gain), determined without regard to the deduction for distributions paid. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on investments in real estate assets and it is possible that we might be required to borrow funds, possibly at unfavorable rates, or sell assets to fund these distributions. In addition, we could pay part of these required distributions in shares of our common stock, which would result in shareholders having tax liabilities from such distributions in excess of the cash they receive. The treatment of such taxable share distributions is not clear, and it is possible the taxable share distribution will not count towards our distribution requirement, in which case adverse consequences could apply. Although we intend to make distributions sufficient to meet the annual distribution requirements and to avoid U.S. federal income and excise taxes on our earnings, it is possible that we might not always be able to do so.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Particularly given a new presidential administration, additional changes to the tax laws are likely to continue to occur, and we cannot assure our stockholders that any such changes will not adversely affect the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their own tax adviser with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares. Our stockholders also should note that our counsel’s tax opinion was based upon existing law, applicable as of the date of its opinion, all of which may be subject to change, either prospectively or retroactively.
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
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a 39.6% maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If our Operating Partnership fails to maintain its status as a partnership, its income may be subject to taxation, which would reduce the cash available to us for distribution to our stockholders, and threaten our ability to remain qualified as a REIT.
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
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to the Foreign Investment in Real Property Tax Act of 1980, as amended, or FIRPTA, on the gain recognized on the disposition. However, certain foreign pension plans and certain foreign publicly traded entities are exempt from FIRPTA withholding. Further, such FIRPTA tax does not apply to the disposition of stock in a REIT if the REIT is “domestically controlled.” A REIT is “domestically controlled” if less than 50% of the REIT’s stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT’s existence. We cannot assure our stockholders that we will qualify as a “domestically controlled” REIT. If we were to fail to so qualify, any gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.
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
As of December 31, 2016, we owned a portfolio of 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties, located in 46 MSAs comprising 6.2 million gross rentable square feet of commercial space, including the square footage of buildings which are situated on land subject to a ground lease. As of December 31, 2016, 43 of the real estate investments with leases in-place were single-tenant commercial properties, five of the real estate investments with leases in-place were multi-tenant commercial properties and one real estate investment was under construction. As of December 31, 2016, 99% of our rental square feet was leased with a weighted average remaining lease term of 11.0 years. As of December 31, 2016, we had $486,812,000 outstanding principal in notes payable secured by certain of our properties and the related tenant leases. As of December 31, 2016, we had a total unencumbered pool availability under the unsecured credit facility of $514,575,000, an aggregate outstanding principal balance of $358,000,000 and $156,575,000 remained available to be drawn. See Part IV, Item 15. "Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation," of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics
The following table shows the property statistics of our real estate portfolio, including one property owned through a consolidated partnership, as of December 31, 2016:

Real Estate Investments	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
Richardson Data Center	Dallas-Ft. Worth-Arlington, TX	Data Center	1	07/14/2011	2005		100.0%	20,000	$—	(19)
180 Peachtree Data Center (1)	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	01/03/2012	1927	(2)	100.0%	332,606	51,474
St. Louis Surgical Center	St. Louis, MO-IL	Healthcare	1	02/09/2012	2005		100.0%	21,823	5,659
Northwoods Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	03/14/2012	1986		100.0%	32,740	2,806
Stonegate Medical Center	Austin-Round Rock, TX	Healthcare	1	03/30/2012	2008		100.0%	27,373	—	(19)
Southfield Data Center	Detroit-Warren-Dearborn, MI	Data Center	1	05/25/2012	1970	(3)	100.0%	52,940	—	(19)
HPI Integrated Medical Facility	Oklahoma City, OK	Healthcare	1	06/28/2012	2007		100.0%	34,970	5,403
Texas Data Center Portfolio	Dallas-Ft. Worth-Arlington, TX	Data Center	2	08/16/2012	(4)		100.0%	219,442	—	(19)
Baylor Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	08/29/2012	2010		100.0%	62,390	18,843
Vibra Denver Hospital	Denver-Aurora-Lakewood, CO	Healthcare	1	09/28/2012	1962	(5)	100.0%	131,210	—	(19)
Vibra New Bedford Hospital	Providence-Warwick, RI-MA	Healthcare	1	10/22/2012	1942		100.0%	70,657	15,428
Philadelphia Data Center	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	Data Center	1	11/13/2012	1993		100.0%	121,000	30,701
Houston Surgery Center	Houston-the Woodlands-Sugar Land, TX	Healthcare	1	11/28/2012	1998	(6)	100.0%	14,000	—	(19)
Akron General Medical Center	Akron, OH	Healthcare	1	12/28/2012	2012		100.0%	98,705	—	(19)
Grapevine Hospital	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2013	2007		100.0%	61,400	12,739
Raleigh Data Center	Raleigh, NC	Data Center	1	03/21/2013	1997		100.0%	143,770	—	(19)
Andover Data Center	Boston-Cambridge-Newton, MA-NH	Data Center	1	03/28/2013	1984	(7)	100.0%	92,700	—	(19)
Wilkes-Barre Healthcare Facility	Scranton-Wilkes-Barre-Hazleton, PA	Healthcare	1	05/31/2013	2012		100.0%	15,996	—	(19)
Fresenius Healthcare Facility	Elkhart-Goshen, IN	Healthcare	1	06/11/2013	2010		100.0%	15,462	—	(19)
Leonia Data Center	New York-Newark-Jersey City, NY-NJ-PA	Data Center	1	06/26/2013	1988		100.0%	67,000	—	(19)
Physicians' Specialty Hospital	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	1	06/28/2013	1994	(8)	100.0%	55,740	—	(19)
Christus Cabrini Surgery Center	Alexandria, LA	Healthcare	1	07/31/2013	2007		100.0%	15,600	—	(19)
Valley Baptist Wellness Center	Brownsville-Harlingen, TX	Healthcare	1	08/16/2013	2007		100.0%	38,111	6,001
Akron General Integrated Medical Facility	Akron, OH	Healthcare	1	08/23/2013	2013		100.0%	38,564	—	(19)
Cumberland Surgical Hospital (20)	San Antonio-New Braunfels, TX	Healthcare	1	08/29/2013	2013		100.0%	82,316	—
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio-New Braunfels, TX	Healthcare	1	09/06/2013	2012		100.0%	50,000	—	(19)
AT&T Wisconsin Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	09/26/2013	1989		100.0%	142,952	—	(19)

Real Estate Investments	MSA	Segment	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances (in thousands)
AT&T Tennessee Data Center	Nashville-Davidson-Murfreesboro-Franklin, TN	Data Center	1	11/12/2013	1975		100.0%	347,515	51,381
Warm Springs Rehabilitation Hospital	San Antonio-New Braunfels, TX	Healthcare	1	11/27/2013	1987		100.0%	113,136	—	(19)
AT&T California Data Center	San Diego-Carlsbad, CA	Data Center	1	12/17/2013	1983		100.0%	499,402	71,173
Lubbock Heart Hospital	Lubbock, TX	Healthcare	1	12/20/2013	2003		100.0%	102,143	19,021
Walnut Hill Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2014	1983	(9)	100.0%	199,182	—
Cypress Pointe Surgical Hospital	Hammond, LA	Healthcare	1	03/14/2014	2006		100.0%	63,000	—	(19)
Milwaukee Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	03/28/2014	2004		100.0%	59,516	—	(19)
Charlotte Data Center	Charlotte-Concord-Gastonia, NC-SC	Data Center	1	04/28/2014	1999	(10)	66.7%	40,567	—	(19)
Miami International Medical Center	Miami-Ft. Lauderdale-West Palm Beach, FL	Healthcare	1	04/30/2014	1962	(11)	100.0%	176,579	—
Chicago Data Center	Chicago-Naperville-Elgin, IL-IN-WI	Data Center	1	05/20/2014	1964	(12)	74.1%	186,050	105,850
Bay Area Regional Medical Center	Houston-the Woodlands-Sugar Land, TX	Healthcare	1	07/11/2014	2014		100.0%	373,000	90,333
Arizona Data Center Portfolio	Phoenix-Mesa-Scottsdale, AZ	Data Center	2	08/27/2014	(13)		100.0%	658,215	—	(19)
Rhode Island Rehabilitation Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	1	08/28/2014	1965	(14)	100.0%	92,944	—	(19)
Select Medical Portfolio	(15)	Healthcare	3	08/29/2014	(15)		100.0%	166,414	—	(19)
Alpharetta Data Center	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	09/05/2014	1986		100.0%	184,553	—	(19)
San Antonio Healthcare Facility (21)	San Antonio-New Braunfels, TX	Healthcare	1	09/12/2014	(16)		—%	—	—
Dermatology Associates of Wisconsin Portfolio	(17)	Healthcare	9	09/15/2014	(17)		100.0%	88,114	—	(19)
Lafayette Surgical Hospital	Lafayette, LA	Healthcare	1	09/19/2014	2004		100.0%	73,824	—	(19)
Alpharetta Data Center II	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	10/31/2014	1999		100.0%	165,000	—	(19)
Landmark Hospital of Savannah	Savannah, GA	Healthcare	1	01/15/2015	2014		100.0%	48,184	—	(19)
21st Century Oncology Portfolio	(18)	Healthcare	20	(18)	(18)		100.0%	220,163	—	(19)
Post Acute Medical Portfolio	(22)	Healthcare	5	05/23/2016	(22)		100.0%	158,105	—	(19)
			84					6,075,073	$486,812

(1)	Property owned through a consolidated partnership.

(2)	The 180 Peachtree Data Center was renovated in 2000.

(3)	The Southfield Data Center was renovated in 1997.

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

(14)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(15)	The Select Medical Portfolio consists of the following three properties:

Property Description	MSA	Year Built
Select Medical—Akron	Akron, OH	2008
Select Medical—Frisco	Dallas-Ft. Worth-Arlington, TX	2010
Select Medical—Bridgeton	St. Louis, MO-IL	2012

(16)	The San Antonio Healthcare Facility was under construction as of December 31, 2016.

(17)	The Dermatology Associates of Wisconsin Portfolio consists of the following nine properties:

Property Description	MSA	Year Built
Dermatology Assoc-Randolph Ct	Green Bay, WI	2003
Dermatology Assoc-Murray St	Green Bay, WI	2008
Dermatology Assoc-N Lightning Dr	Appleton, WI	2011
Dermatology Assoc-Development Dr	Green Bay, WI	2010
Dermatology Assoc-York St	Green Bay, WI	1964
Dermatology Assoc-Scheuring Rd	Green Bay, WI	2005
Dermatology Assoc-Riverview Dr	Green Bay, WI	2011
Dermatology Assoc-State Rd 44	Oshkosh-Neenah, WI	2010
Dermatology Assoc-Green Bay Rd	Green Bay, WI	2007

(18)	The 21st Century Oncology Portfolio consists of the following 20 properties:

Property Description	MSA	Date Acquired	Year Built
21st Century Oncology-Yucca Valley	Riverside-San Bernardino-Ontario, CA	3/31/2015	2009
21st Century Oncology-Rancho Mirage	Riverside-San Bernardino-Ontario, CA	3/31/2015	2008
21st Century Oncology-Palm Desert	Riverside-San Bernardino-Ontario, CA	3/31/2015	2005
21st Century Oncology-Santa Rosa Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2003
21st Century Oncology-Crestview	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2004
21st Century Oncology-Fort Walton Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2005
21st Century Oncology-Bradenton	North Port-Sarasota-Bradenton, FL	3/31/2015	2002
21st Century Oncology-Tamarac	Miami-Ft. Lauderdale-West Palm Beach, FL	3/31/2015	1997
21st Century Oncology-Fort Myers I	Cape Coral-Fort Myers, FL	3/31/2015	1999
21st Century Oncology-Fort Myers II	Cape Coral-Fort Myers, FL	3/31/2015	2010
21st Century Oncology-Bonita Springs	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-Lehigh Acres	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-East Naples	Naples-Immokalee-Marco Island, FL	3/31/2015	2007
21st Century Oncology-Jacksonville	Jacksonville, FL	3/31/2015	2009
21st Century Oncology-Frankfort	Lexington-Fayette, KY	3/31/2015	1993
21st Century Oncology-Las Vegas	Las Vegas-Henderson-Paradise, NV	3/31/2015	2007
21st Century Oncology-Henderson	Las Vegas-Henderson-Paradise, NV	3/31/2015	2000
21st Century Oncology-Fairlea	Hagerstown-Martinsburg, MD-WV	3/31/2015	1999
21st Century Oncology-El Segundo	Los Angeles-Long Beach-Anaheim, CA	4/20/2015	2009
21st Century Oncology-Lakewood Ranch	North Port-Sarasota-Bradenton, FL	4/20/2015	2008

(19)
Property is under the unsecured credit facility’s unencumbered pool availability. As of December 31, 2016, 66 commercial properties were under the unsecured credit facility’s unencumbered pool availability and we had $358,000,000 aggregate principal amount outstanding thereunder.

(20)	Formerly known as the Victory Medical Center Landmark.

(21)	Formerly known as the Victory IMF.

(22)	The Post Acute Medical Portfolio consists of the following five properties:

Property Description	MSA	Date Acquired	Year Built
Post Acute Medical - Victoria I	Victoria, TX	5/23/2016	2013
Post Acute Medical - Victoria II	Victoria, TX	5/23/2016	1998
Post Acute Medical - New Braunfels	San Antonio-New Braunfels, TX	5/23/2016	2007
Post Acute Medical - Covington	New Orleans-Metairie, LA	5/23/2016	1984
Post Acute Medical - Hammond	Hammond, LA	5/23/2016	2004
We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.
Leases
Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2016, the weighted average remaining lease term of our properties was 11.0 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) ranging from $88,000 to $17,768,000 (an average of $1,906,000) per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2016 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2017	3	47,555	$1,126	0.6%
2018	—	—	—	—%
2019	1	59,516	1,767	1.0%
2020	2	202,257	4,841	2.5%
2021	3	103,101	5,024	2.6%
2022	5	346,558	16,661	8.7%
2023	8	1,307,765	33,734	17.7%
2024	13	414,446	12,962	6.8%
2025	7	294,015	5,926	3.1%
2026	4	41,373	1,270	0.7%
Thereafter	33	3,258,487	107,297	56.3%
	79	6,075,073	$190,608	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2016.
Indebtedness
For a discussion of our indebtedness, see Note 8—"Notes Payable," Note 9—"Unsecured Credit Facility," and Note 14—"Derivative Instruments and Hedging Activities" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 23, 2017, we had approximately 185.4 million shares of common stock outstanding, held by a total of 41,307 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Second DRIP Offering, effective January 1, 2017, we are selling shares of our common stock to the public at a price of $9.519 per share. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the estimated NAV per share of our common shares was $10.02 per share. The estimated NAV per share was approved by our board of directors, at the recommendation of the Audit Committee, on November 28, 2016. The estimated NAV per share of common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2016.
The estimated NAV per share was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine our estimated NAV per share, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The estimated NAV per share is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the estimated value per share, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at this estimated NAV;

•	stockholder would ultimately realize distributions per share equal to our estimated NAV per share upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the estimated NAV per share on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with our estimated NAV per share; or

•	the methodology used to estimate our NAV per share would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the estimated NAV per share at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the estimated NAV per share, see our Current Report on Form 8-K filed with the SEC on December 7, 2016.

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
Our common stock currently is not listed on a national securities exchange and we will not seek to list our stock unless our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The estimated value of our shares should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. On November 28, 2016, our board of directors approved an estimated NAV per share of our common stock of $10.02 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2016. Therefore, effective commencing with repurchases in January 2017, the repurchase price for all stockholders was $10.02 per share. We currently expect to update our estimated value per share at least annually. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

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
In order for a disability to entitle a stockholder to the special repurchase terms described above, and therefore, be deemed a "qualifying disability" (1) the stockholder would have to receive a determination of disability based upon a physical or mental condition or impairment arising after the date the stockholder acquired the shares to be repurchased, and (2) such determination of disability would have to be made by the governmental agency responsible for reviewing the disability retirement benefits that the stockholder could be eligible to receive (the "Applicable Governmental Agency"). For purposes of this repurchase right, the Applicable Governmental Agencies are limited to the following: (i) if the stockholder paid Social Security taxes and, therefore, could be eligible to receive Social Security disability benefits, then the applicable governmental agency would be the Social Security Administration or the agency charged with responsibility for administering Social Security disability benefits at that time if other than the Social Security Administration; (ii) if the stockholder did not pay Social Security benefits and, therefore, could not be eligible to receive Social Security disability benefits, but the stockholder could be eligible to receive disability benefits under the Civil Service Retirement System, or CSRS, then the applicable governmental agency would be the U.S. Office of Personnel Management or the agency charged with responsibility for administering CSRS benefits at that time if other than the Office of Personnel Management; or (iii) if the stockholder did not pay Social Security taxes and, therefore, could not be eligible to receive Social Security benefits but suffered a disability that resulted in the stockholder’s discharge from military service under conditions that were other than dishonorable and, therefore, could be eligible to receive military disability benefits, then the applicable governmental agency would be the Department of Veterans Affairs or the agency charged with the responsibility for administering military disability benefits at that time if other than the Department of Veterans Affairs. Disability determinations by governmental agencies for purposes other than those listed above, including but not limited to worker’s compensation insurance, administration or enforcement of the Rehabilitation Act or Americans with Disabilities Act, or waiver of insurance premiums would not entitle a stockholder to the special repurchase terms described above. Repurchase requests following an award by the applicable governmental agency of disability benefits would have to be accompanied by: (1) the investor’s initial application for disability benefits and (2) a Social Security Administration Notice of Award, a U.S. Office of Personnel Management determination of disability under CSRS, a Department of Veterans Affairs record of disability-related discharge or such other documentation issued by the applicable governmental agency that we would deem acceptable and would demonstrate an award of the disability benefits.
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
Our board of directors, in its sole discretion, may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days' prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the Second DRIP Offering on the date we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC and applicable states, or the Second DRIP Offering is terminated by our board of directors. Because the repurchase of shares will be funded with the net proceeds we receive from the sale of shares under the Second DRIP Offering, the discontinuance or termination of the Second DRIP Offering will adversely affect our ability to redeem shares under the share repurchase program. We will notify our stockholders of such development in our next annual or quarterly reports or by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2016, we received valid repurchase requests relating to approximately 3,432,000 shares, which were repurchased in full for an aggregate purchase price of $33,335,000 (an average of $9.71 per share) under our share repurchase program. During the year ended December 31, 2015, we received valid repurchase requests relating to approximately 983,000 shares, which were repurchased in full for an aggregate purchase price of $9,461,000 (an average of $9.62 per share) under our share repurchase program.
During the three months ended December 31, 2016, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2016 - 10/31/2016	208,440	$9.68	208,440	$—
11/01/2016 - 11/30/2016	344,347	$9.84	344,347	$—
12/01/2016 - 12/31/2016	183,197	$9.73	183,197	$—
Total	735,984		735,984
During the three months ended December 31, 2016, we repurchased approximately $7,189,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended December 31, 2016 repurchase date.
Stockholders
As of March 23, 2017, we had approximately 185,422,000 shares of common stock outstanding held by 41,307 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2016, we paid aggregate distributions of $128,124,000 ($60,038,000 in cash and $68,086,000 reinvested in shares of our common stock pursuant to the DRIP Offerings). For the year ended December 31, 2015, we paid aggregate distributions of $124,596,000 ($56,775,000 in cash and $67,821,000 reinvested in shares of our common stock pursuant to the DRIP Offerings).

Use of Public Offering Proceeds
As of December 31, 2016, we had issued approximately 189.8 million shares of common stock in our Offerings for gross proceeds of $1,879.8 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $18.9 million in notes receivable and $127.1 million in a preferred equity investment as of December 31, 2016. In addition, as of December 31, 2016, we had invested $158.4 million in capital improvements related to certain real estate investments.

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
The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2016	2015	2014	2013	2012
Balance Sheet Data:
Total real estate, net	$2,010,872	$1,936,188	$1,792,351	$864,413	$386,291
Acquired intangible assets, net	$178,430	$197,530	$204,436	$112,808	$57,132
Cash and cash equivalents	$42,613	$28,527	$113,093	$7,511	$4,377
Preferred equity investment	$—	$127,147	$—	$—	$—
Total assets	$2,337,654	$2,382,440	$2,182,961	$1,060,485	$481,430
Notes payable	$484,270	$539,071	$484,994	$198,982	$155,350
Credit facility	$356,211	$290,456	$73,034	$150,016	$54,630
Intangible lease liabilities, net	$49,398	$53,116	$60,678	$53,962	$54,022
Total liabilities	$932,710	$920,264	$652,368	$419,202	$277,552
Total equity	$1,404,944	$1,462,176	$1,530,593	$641,283	$203,878
Operating Data:
Total revenue	$207,256	$214,819	$154,291	$68,299	$28,446
Rental and parking expenses	$29,131	$27,409	$20,687	$11,915	$7,066
Acquisition related expenses	$1,667	$3,696	$10,653	$5,615	$11,474
Depreciation and amortization	$86,335	$70,711	$46,729	$18,749	$8,080
Income from operations	$64,067	$89,866	$57,313	$27,219	$654
Net income (loss)	$35,157	$68,376	$37,631	$14,679	$(5,640)
Net income attributable to noncontrolling interests in consolidated partnerships	$(3,921)	$(4,938)	$(4,133)	$(2,021)	$(2,060)
Net income (loss) attributable to common stockholders	$31,236	$63,438	$33,498	$12,658	$(7,700)
Funds from operations attributable to common stockholders (1)	$114,634	$127,914	$75,882	$28,108	$(2,989)
Modified funds from operations attributable to common stockholders (1)	$111,196	$105,214	$67,957	$26,608	$4,980
Per Share Data:
Net income (loss) per common share attributable to common stockholders:
Basic	$0.17	$0.36	$0.23	$0.30	$(0.78)
Diluted	$0.17	$0.36	$0.23	$0.30	$(0.78)
Distributions declared	$128,316	$124,963	$100,617	$29,419	$6,922
Distributions declared per common share	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding:
Basic	183,279,872	178,521,807	143,682,692	42,207,714	9,933,490
Diluted	183,297,662	178,539,609	143,700,672	42,224,944	9,933,490
Cash Flow Data:
Net cash provided by operating activities	$121,803	$107,511	$70,132	$25,692	$1,277
Net cash used in investing activities	$(18,818)	$(324,316)	$(1,021,697)	$(578,816)	$(345,838)
Net cash (used in) provided by financing activities	$(88,899)	$132,239	$1,057,147	$556,258	$339,969

(1)
Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds from Operations and Modified Funds from Operations" for a discussion of our funds from operations and modified funds from operations and for a reconciliation on these non-GAAP financial measures to net income (loss) attributable to common stockholders.

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
On April 14, 2014, we registered 10,526,315 shares of common stock in the First DRIP Offering for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. On November 25, 2015, we registered an additional 10,473,946 shares of common stock in the Second DRIP Offering for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. Effective January 1, 2017, shares are offered pursuant to the Second DRIP Offering for a price per share of $9.519, which is the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, until such time as our board of directors determines a new estimated share value. We refer to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. As of December 31, 2016, we had issued approximately 189,791,000 shares of common stock in our Offerings for gross proceeds of $1,879,768,000, before share repurchases of $47,862,000 and offering costs, selling commissions and dealer manager fees of $174,793,000.
On November 16, 2015, our board of directors established an estimated value of each share of our common stock, or NAV per share, calculated as of September 30, 2015, of $10.05 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. On November 28, 2016, our board of directors established an NAV per share calculated as of September 30, 2016, of $10.02 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct Rule 2340. Going forward, we intend to publish an updated estimated NAV per share on at least an annual basis.
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

We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of December 31, 2016, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 94 buildings and parking facilities and approximately 6,160,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
Critical Accounting Policies
Our critical accounting policies are more fully described in Note 2—"Summary of Significant Accounting Policies," or Note 2, of the consolidated financial statements that are part of this Annual Report on Form 10-K. As disclosed in Note 2, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date related to real estate.
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
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Asset Acquisitions
Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties generally to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.
Impairment of Long Lived Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that it will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date related to real estate.
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
For the year ended December 31, 2016, we recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,400,000 as a result of two tenants experiencing financial difficulties, which we believe will result in material new lease terms. For the year ended December 31, 2015, we accelerated the amortization of one in-place lease intangible asset in the amount of $3,121,000 as a result of one lease termination.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the year ended December 31, 2016, we recorded $6,007,000 in bad debt expense related to reserves for rental and parking revenue and tenant reimbursement revenue, which is recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental and parking revenue and tenant reimbursement revenue. In addition, for the year ended December 31, 2016, we wrote off $18,361,000 related to straight-line rent receivable and $3,086,000 related to lease incentive assets, which are recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental and parking revenue. The bad debt expense and write offs of straight-line rent receivable and the lease incentive assets are the result of two tenants experiencing financial difficulties, which we believe will result in material new lease terms. For the year ended December 31, 2015, we recorded $3,376,000 in bad debt expense.
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
As part of the leasing process, we may provide the lessee with an allowance for the construction of leasehold improvements. These leasehold improvements are capitalized and recorded as tenant improvements, and depreciated over the shorter of the useful life of the improvements or the lease term. If the allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation include, among other things, which entity holds legal title to the improvements as well as other controlling rights provided by the lease agreement and provisions for substantiation of such costs (e.g., unilateral control of the tenant space during the build-out process). Determination of the appropriate accounting for the payment of a tenant allowance is made on a lease-by-lease basis, considering the facts and circumstances of the individual tenant lease. Recognition of lease revenue commences when the lessee is given possession of the leased space upon completion of tenant improvements when we are the owner of the leasehold improvements. However, when the leasehold improvements are owned by the tenant, the lease inception date is the date the tenant obtains possession of the leased space for purposes of constructing its leasehold improvements.
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
Investments during 2016

•
During the year ended December 31, 2016, we acquired one real estate investment, consisting of five properties and 158,000 gross rental square feet of commercial space, for an aggregate purchase price of $71,000,000.

•
During the year ended December 31, 2016, in connection with the redemption of our $127,147,000 preferred equity investment in shares of 7.875% Series B Redeemable Cumulative Preferred Stock with a $0.01 par value per share in a private healthcare real estate corporation, we received $131,250,000.

Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally and those risks listed in Part I. Item 1A. "Risk Factors," of this Annual Report on Form 10-K, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties.
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2016, our properties were 99% leased.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
Number of commercial operating properties (1)	83	78	56
Leased rentable square feet	6,075,000	5,884,000	5,444,000
Weighted average percentage of rentable square feet leased	99%	98%	98%

(1)
As of December 31, 2016, we owned 84 properties, one of which was under construction. As of December 31, 2015, we owned 79 properties, one of which was under construction. As of December 31, 2014, we owned 58 properties, two of which were under construction.

The following table summarizes our real estate acquisition activity for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Commercial operating properties acquired	5	21	24
Commercial operating properties placed in service	—	1	—
Approximate aggregate purchase price of acquired properties placed in service	$—	$48,735,000	$—
Approximate aggregate purchase price of operating properties acquired	$71,000,000	$137,427,000	$985,628,000
Leased rentable square feet	158,000	438,000	2,317,000
The following discussion is based on our consolidated financial statements for the years ended December 31, 2016, 2015 and 2014.
These sections describe and compare our results of operations for the years ended December 31, 2016, 2015 and 2014. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Same store rental and parking revenue	$163,432	$184,967	$(21,535)
Non-same store rental and parking revenue	25,651	10,484	15,167
Same store tenant reimbursement revenue	16,946	18,544	(1,598)
Non-same store tenant reimbursement revenue	819	97	722
Other operating income	345	338	7
Real estate-related notes receivable interest income	63	389	(326)
Total revenue	$207,256	$214,819	$(7,563)

•
Same store rental and parking revenue decreased primarily due to bad debt expense write-offs totaling $21.5 million, consisting of straight-line rent in the amount of $18.4 million and a lease incentive in the amount of $3.1 million, during the year ended December 31, 2016, which were a result of two tenants experiencing financial difficulties that we believe will result in material new lease terms, offset by an increase in rental revenues due to lease modifications at certain of our same store properties. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 1.88% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 26 properties since January 1, 2015.

•
Same store tenant reimbursement revenue decreased primarily due to bad debt expense write-offs recorded for tenant reimbursement revenue in the amount of $1.5 million during the year ended December 31, 2016, which was a result of two tenants experiencing financial difficulties that we believe will result in material new lease terms.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 26 properties since January 1, 2015.

•	Real estate-related notes receivable interest income decreased due to principal repayments of certain notes receivable during 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Same store rental and parking expenses	$27,043	$26,801	$242
Non-same store rental and parking expenses	2,088	608	1,480
General and administrative expenses	6,251	6,340	(89)
Change in fair value of contingent consideration	300	(1,230)	1,530
Acquisition related expenses	1,667	3,696	(2,029)
Asset management fees	19,505	18,027	1,478
Depreciation and amortization	86,335	70,711	15,624
Total expenses	$143,189	$124,953	$18,236

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 26 operating properties since January 1, 2015.

•	The increase in fair value of contingent consideration is due to management's assessment of a higher probability of incurring a higher payout under the contingent consideration arrangement.

•
Acquisition related expenses decreased because during the year ended December 31, 2016, we acquired five properties for an aggregate purchase price of $71.0 million, as compared to 21 properties for an aggregate purchase price of $137.4 million during the year ended December 31, 2015.

•	Asset management fees increased due to an increase in the weighted average assets held of $2,291.8 million as of December 31, 2016, as compared to $2,257.5 million as of December 31, 2015.

•
Depreciation and amortization increased primarily due to the recognition of an impairment of an in-place lease intangible asset by accelerating the amortization in the amount of $14.6 million at one property and an impairment of a capitalized lease commission by accelerating the amortization in the amount of $1.8 million at another property during the year ended December 31, 2016, which were a result of two tenants experiencing financial difficulties, which we believe will result in material new lease terms, as compared to the acceleration of amortization of an in-place lease intangible in the amount of $3.1 million during the year ended December 31, 2015, associated with a lease termination at one of our properties, offset by an increase in the weighted average depreciable basis of real estate investments to $2,030.3 million as of December 31, 2016, as compared to $1,968.7 million as of December 31, 2015.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Other interest and dividend income:
Cash deposits interest	$52	$123	$(71)
Dividends on preferred equity investment	11,595	7,820	3,775
Notes receivable interest and other income	1,592	593	999
Total other interest and dividend income	13,239	8,536	4,703

Interest expense, net:
Interest on notes payable	(24,121)	(25,046)	925
Interest on unsecured credit facility	(10,884)	(5,286)	(5,598)
Amortization of deferred financing costs	(4,576)	(3,947)	(629)
Capitalized interest	2,859	4,253	(1,394)
Loss on debt extinguishment	(1,133)	—	(1,133)
Total interest expense, net	(37,855)	(30,026)	(7,829)
Provision for loan losses	(4,294)	—	(4,294)
Total other expense	(28,910)	(21,490)	(7,420)
Net income	$35,157	$68,376	$(33,219)

•	Dividends on preferred equity investment increased primarily due to the redemption of the preferred equity investment on October 4, 2016, which resulted in dividends in the amount of $4.1 million.

•	Notes receivable interest and other income increased primarily due to increased interest income earned on working capital notes receivable from certain tenants during the year ended December 31, 2016.

•
Interest on notes payable decreased due to a payoff of certain notes payable during 2016. The outstanding principal balance on notes payable was $486.8 million as of December 31, 2016, as compared to $543.3 million as of December 31, 2015.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $376.5 million as of December 31, 2016, and $211.0 million as of December 31, 2015.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $48.2 million for the year ended December 31, 2016, as compared to $75.8 million for the year ended December 31, 2015.

•	Provision for loan losses increased due to a $4.3 million reserve of two notes receivable as of December 31, 2016.
Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	Change
Same store rental and parking revenue	$87,102	$87,647	$(545)
Non-same store rental and parking revenue	108,349	49,482	58,867
Same store tenant reimbursement revenue	12,286	11,364	922
Non-same store tenant reimbursement revenue	6,355	3,003	3,352
Other operating income	338	173	165
Real estate-related notes receivable interest income	389	2,622	(2,233)
Total revenue	$214,819	$154,291	$60,528

•
Same store rental and parking revenue decreased primarily due to a $3.4 million write-off of delinquent accounts receivable, offset by an increase in rental revenues due to lease modifications at certain of our same store properties. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 1.37% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 47 properties since January 1, 2014.

•	Same store tenant reimbursement revenue increased primarily due to an increase in real estate taxes at certain same store properties.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 47 properties since January 1, 2014.

•
Real estate-related notes receivable interest income decreased due to principal repayments of certain real estate-related notes receivable during 2015. The outstanding balance of our real estate-related notes receivable was $0.5 million as of December 31, 2015, and $23.5 million as of December 31, 2014.

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

•	Non-same store rental and parking expenses increased primarily due to the acquisition of 47 properties since January 1, 2014.

•
General and administrative expenses increased due to an increase in transfer agent fees of $1.2 million as a result of ending our Offering on June 6, 2014 and an increase of $0.3 million in professional and legal fees. During the period we were selling shares of common stock pursuant to our Offering, costs related to our transfer agent were reported in the statement of stockholders' equity as offering costs.

•
Acquisition related expenses decreased due to a decrease in real estate investments determined to be business combinations. Acquisition fees and expenses associated with transactions determined to be business combinations are expensed as incurred. During 2015, we acquired 21 properties for an aggregate purchase price of $137.4 million as compared to ten properties for an aggregate purchase price of $470.8 million in 2014.

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

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2015	2014	Change
Other interest and dividend income:
Cash deposits interest	$123	$582	$(459)
Dividends on preferred equity investment	7,820	—	7,820
Notes receivable interest and other income	593	27	566
Total other interest and dividend income	8,536	609	7,927

Interest expense, net:
Interest on notes payable	(25,046)	(17,185)	(7,861)
Interest on unsecured credit facility	(5,286)	(2,662)	(2,624)
Amortization of deferred financing costs	(3,947)	(2,782)	(1,165)
Capitalized interest	4,253	2,338	1,915
Total interest expense, net	(30,026)	(20,291)	(9,735)
Total other expense	(21,490)	(19,682)	(1,808)
Net (loss) income	$68,376	$37,631	$30,745

•	Dividends on preferred equity investment increased due to our Preferred Equity Investment originated in 2015.

•
Interest on notes payable increased due to an increase in outstanding principal balances on notes payable to $543.3 million as of December 31, 2015, as compared to $490.9 million as of December 31, 2014.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility during 2015 as compared to 2014. The weighted average outstanding principal balance of our unsecured credit facility was $211.0 million as of December 31, 2015, and $74.7 million as of December 31, 2014.

Organization and Offering Costs
Prior to the termination of our Offering on June 4, 2014, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, which is an affiliate of our Advisor, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2%, of total gross offering proceeds, which were approximately $1,716,046,000.
Subsequent to the termination of our Offering and as of December 31, 2016, we had incurred approximately $167,000 in other offering costs related to the DRIP Offerings.
Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 10—"Related-Party Transactions and Arrangements" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Preferred Equity Investment
During the year ended December 31, 2015, we invested an aggregate amount of $127,147,000 in 7.875% Series B Redeemable Cumulative Preferred Stock in a private healthcare real estate corporation. Our Preferred Equity Investment is stated at cost and consisted of a principal amount of $125,000,000, plus origination costs of $2,772,000, offset by closing fees of $625,000. On October 4, 2016, we received proceeds for the redemption of the Preferred Equity Investment for a total of $131,250,000. During the years ended December 31, 2016 and 2015, we earned dividends on the preferred equity investment of $11,595,000 and $7,820,000, respectively.

Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2016, our cash flows provided by operations of approximately $121.8 million was a shortfall of $6.3 million, or 4.9%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2015, our cash flows provided by operations of approximately $107.5 million was a shortfall of $17.1 million, or 13.7%, of our distributions (total distributions were approximately $124.6 million, of which $56.8 million was cash and $67.8 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on your investment than you expect.
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
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
Character of Distributions:	2016	2015	2014
Ordinary dividends	45.45%	46.69%	39.95%
Capital gain distributions	3.20%	—%	—%
Nontaxable distributions	51.35%	53.31%	60.05%
Total	100.00%	100.00%	100.00%
Share Repurchase Program
We have approved a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and to 5% of the number of shares of our common stock outstanding on December 31st of the previous calendar year.
Repurchases of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2016, we received valid repurchase requests relating to approximately 3,432,000 shares, which were repurchased in full for an aggregate purchase price of $33,335,000 (an average of $9.71 per share) under our share repurchase program. During the year ended December 31, 2015, we received valid repurchase requests relating to approximately 983,000 shares, which were repurchased in full for an aggregate purchase price of $9,461,000 (an average of $9.62 per share) under our share repurchase program. The price at which we repurchase our shares of common stock is based on the most recent estimated value of our shares, which currently is $10.02, and the period of time each stockholder has held his/her shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder's IRA.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of December 31, 2016.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to fewer properties being acquired or lower-than-expected returns on the properties held, distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.

Capital Expenditures
We will require approximately $17.2 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2016, we had $2.3 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2016, we had approximately $42.6 million in cash and cash equivalents. For the year ended December 31, 2016, we had capital expenditures of $69.5 million that primarily related to two healthcare real estate investments and one data center real estate investment.
Unsecured Credit Facility
As of December 31, 2016, the maximum commitments available under the unsecured credit facility was $610,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to our Operating Partnership’s right to a 12-month extension, a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to a 12-month extension and an additional $135,000,000 term loan, with a maturity date of August 21, 2020. On January 31, 2017, the Company extended the maturity date of the revolving line of credit under the unsecured credit facility to May 28, 2018, subject to our right to two 12-month extensions. Generally, proceeds of the unsecured credit facility are used to acquire our real estate properties and for general corporate and working capital purposes. See Note 9—"Unsecured Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreement. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by us, our Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements under the unsecured credit facility at December 31, 2016.
As of December 31, 2016, we had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $358,000,000. As of December 31, 2016, $156,575,000 remained to be drawn under the unsecured credit facility.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2016, our borrowings were 31.2% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2016, our leverage did not exceed 300.0% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 8—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flows
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Year Ended December 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$121,803	$107,511	$14,292
Net cash used in investing activities	$18,818	$324,316	$(305,498)
Net cash (used in) provided by financing activities	$(88,899)	$132,239	$(221,138)
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of five operating properties and placing one property in service subsequent to December 31, 2015, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $52.8 million, an increase in real estate deposits, net of $0.7 million, a decrease in real estate-related notes receivable advances of $0.2 million, a decrease in notes receivable advances of $7.1 million, and the redemption of our preferred equity investment resulting in a decrease of $254.3 million, offset by a decrease of $9.5 million in collections of real estate-related notes receivable and an increase in capital expenditures of $0.1 million.

Financing Activities

•
The net change in net cash (used in) provided by financing activities was due to a net decrease in notes payable of $109.0 million, a net decrease in in our unsecured credit facility, $153.0 million, an increase in repurchases of our common stock of $23.9 million, an increase in distributions to our stockholders of $3.3 million and an increase in distributions to noncontrolling interests of $0.4 million, offset by a decrease in payments of deferred financing costs of $2.0 million, a decrease in purchase of noncontrolling interests of $66.3 million, a decrease in payments of offering costs of $0.1 million and a decrease in use of escrow funds of $0.1 million.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

	For the Year Ended December 31,
(in thousands)	2015	2014	Change
Net cash provided by operating activities	$107,511	$70,132	$37,379
Net cash used in investing activities	$324,316	$1,021,697	$(697,381)
Net cash provided by financing activities	$132,239	$1,057,147	$(924,908)
Operating Activities

•
Net cash provided by operating activities increased due to increased revenues from annual rental increases at our same store properties and the acquisition of our new operating properties, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $887.6 million, a decrease in real estate deposits of $1.5 million, a decrease in origination costs net of commitment fees related to real estate-related notes receivables of $0.3 million and a decrease in real estate-related notes receivable advances of $17.5 million, offset by our Preferred Equity Investment of $127.1 million, our investment in notes receivable of $13.0 million, a decrease in collections of real estate-related notes receivables of $18.0 million and an increase in capital expenditures of $51.4 million.

Financing Activities

•
The net change in net cash provided by financing activities was due to a net decrease in notes payable of $237.3 million, an increase in repurchases of our common stock of $5.3 million, an increase in distributions to our stockholders of $12.8 million, a decrease in proceeds from issuance of common stock of $966.2 million, an increase in investment of noncontrolling interest in consolidated partnerships of $106.1 million, offset by a net increase in in our unsecured credit facility of $295.0 million, a decrease in payments of deferred financing costs of $4.7 million, a decrease in distributions to noncontrolling interests of $0.2 million, a decrease in payments of offering costs of $94.8 million and a decrease in use of escrow funds of $8.1 million.
Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
We have funded distributions with operating cash flows from our properties, funds equal to amounts reinvested in the DRIP Offerings and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015
Distributions paid in cash - common stockholders	$60,038,000		$56,775,000
Distributions reinvested (shares issued)	68,086,000		67,821,000
Total distributions	$128,124,000		$124,596,000
Source of distributions:
Cash flows provided by operations (1)	$60,038,000	47%	$56,775,000	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	68,086,000	53%	67,821,000	54%
Total sources	$128,124,000	100%	$124,596,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of December 31, 2016 were $11.0 million for common stockholders. These distributions were paid on January 3, 2017.
For the year ended December 31, 2016, we paid and declared distributions of approximately $128.1 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the year ended December 31, 2016 of $114.6 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2016, see Note 21—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 18—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2016, we had $486.8 million in notes payable principal outstanding and $358.0 million principal outstanding under the unsecured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2016, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured credit facility.

In addition, during the year ended December 31, 2016, we entered into five derivative instruments for the purpose of managing or hedging our interest rate risk. As of December 31, 2016, the total aggregate notional amount under derivative instruments was $540.4 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2016, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2016, we had approximately $844,812,000 of principal debt outstanding, of which $486,812,000 related to notes payable and $358,000,000 related to the unsecured credit facility. See Note 8—"Notes Payable" and Note 9—"Unsecured Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2016 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$43,239		$20,382	$2,399	$48,763	$114,783
Interest payments — fixed rate debt	5,518		6,620	5,990	284	18,412
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	146,301	(5)	259,124	135,000	—	540,425
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	19,432		20,627	2,736	—	42,795
Principal payments — variable rate debt	149,497	(6)	40,107	—	—	189,604
Interest payments — variable rate debt (3)	3,576		2,538	—	—	6,114
Contingent consideration (4)	—		5,640	—	—	5,640
Notes receivable to be funded	500		—	—	—	500
Capital expenditures	17,202		2,047	—	—	19,249
Ground lease payments	665		1,562	1,556	37,301	41,084
Total	$385,930		$358,647	$147,681	$86,348	$978,606

(1)
As of December 31, 2016, we had $540.4 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2016 to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of December 31, 2016 to calculate the debt payment obligations in future periods.

(4)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million in cash and a minimum payout of $0 as of December 31, 2016.

(5)
Of this amount, $105.9 million relates to one loan agreement, the maturity date of which is August 21, 2017, subject to our right to a two-year extension. In addition, $18.8 million relates to one loan agreement, the maturity date of which is October 11, 2017, subject to our right to a one-year extension.

(6)
Of this amount, $148.0 million relates to the revolving line of credit under the unsecured credit facility. As of December 31, 2016, the maturity date of the revolving line of credit under the unsecured credit facility was May 28, 2017, subject to our right to a 12-month extension. On January 31, 2017, we extended the maturity date of the revolving line of credit under the unsecured credit facility to May 28, 2018, subject to our right to two 12-month extensions. See Note 21—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for additional details.

Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2016		2015		2014
Net income attributable to common stockholders	$31,236		$63,438		$33,498
Adjustments:
Depreciation and amortization	86,335		70,711		46,729
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(2,937)		(6,235)		(4,345)
FFO attributable to common stockholders	$114,634		$127,914		$75,882
Adjustments:
Acquisition related expenses (1)	$1,667		$3,696		$10,653
Amortization of intangible assets and liabilities (2)	(3,297)		(8,029)		(4,048)
Change in fair value of contingent consideration	300		(1,230)		340
Straight-line rents (3)	(3,941)		(21,889)		(17,664)
Loss on debt extinguishment	1,133		—		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	700	(4)	4,752	(5)	2,794	(6)
MFFO attributable to common stockholders	$111,196		$105,214		$67,957
Weighted average common shares outstanding - basic	183,279,872		178,521,807		143,682,692
Weighted average common shares outstanding - diluted	183,297,662		178,539,609		143,700,672
Net income per common share - basic	$0.17		$0.36		$0.23
Net income per common share - diluted	$0.17		$0.36		$0.23
FFO per common share - basic	$0.63		$0.72		$0.53
FFO per common share - diluted	$0.63		$0.72		$0.53

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

(4)	Of this amount, $(175,000) related to straight-line rents and $875,000 related to above- and below-market leases.

(5)	Of this amount, $774,000 related to straight-line rents and $3,978,000 related to above- and below-market leases.

(6)	Of this amount, $1,338,000 related to straight-line rents and $1,456,000 related to above- and below-market leases.
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016
Net income (loss) attributable to common stockholders	$7,219		$(10,500)		$16,853		$17,664
Adjustments:
Depreciation and amortization	19,877		32,110		17,349		16,999
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(730)		(704)		(748)		(755)
FFO attributable to common stockholders	$26,366		$20,906		$33,454		$33,908
Adjustments:
Acquisition related expenses (1)	$22		$5		$1,640		$—
Amortization of intangible assets and liabilities (2)	(779)		(800)		(859)		(859)
Change in fair value of contingent consideration	(70)		125		125		120
Straight-line rents (3)	(224)		8,972		(6,138)		(6,551)
Loss on debt extinguishment	—		—		—		1,133
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(8)	(4)	33	(5)	283	(6)	392	(7)
MFFO attributable to common stockholders	$25,307		$29,241		$28,505		$28,143
Weighted average common shares outstanding - basic	184,628,066		183,726,479		182,743,182		181,975,405
Weighted average common shares outstanding - diluted	184,642,487		183,726,479		182,762,094		181,992,093
Net income (loss) per common share - basic	$0.04		$(0.06)		$0.09		$0.10
Net income (loss) per common share - diluted	$0.04		$(0.06)		$0.09		$0.10
FFO per common share - basic	$0.14		$0.11		$0.18		$0.19
FFO per common share - diluted	$0.14		$0.11		$0.18		$0.19

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

(4)	Of this amount, $(200,000) related to straight-line rents and $192,000 related to above- and below-market leases.

(5)	Of this amount, $(167,000) related to straight-line rents and $200,000 related to above- and below-market leases.

(6)	Of this amount, $41,000 related to straight-line rents and $242,000 related to above- and below-market leases.

(7)	Of this amount, $151,000 related to straight-line rents and $241,000 related to above- and below-market leases.
Subsequent Events
For a discussion of subsequent events, see Note 21—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Impact of Recent Accounting Pronouncements
Refer to Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for further explanation.
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
The following table summarizes our principal debt outstanding as of December 31, 2016 (amounts in thousands):

December 31, 2016
Notes payable:
Fixed rate notes payable	$114,783
Variable rate notes payable fixed through interest rate swaps	330,425
Variable rate notes payable	41,604
Total notes payable	486,812
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	148,000
Total unsecured credit facility	358,000
Total principal debt outstanding (1)	$844,812

(1)	As of December 31, 2016, the weighted average interest rate on our total debt outstanding was 3.9%.

As of December 31, 2016, $189.6 million of the $844.8 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.2% per annum. As of December 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.9 million per year.
As of December 31, 2016, we had 18 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $540.4 million and an aggregate settlement asset value of $1.5 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2016, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $7.5 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report on Form 10-K was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2016, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to the permanent deferral adopted by the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2017 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2016, and is incorporated herein by reference.

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
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

Item 16. Form 10-K Summary.
The Company has elected not to provide summary information.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Carter Validus Mission Critical REIT, Inc.:

We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement schedule III. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carter Validus Mission Critical REIT, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Tampa, Florida
March 30, 2017
Certified Public Accountants

PART 1. FINANCIAL STATEMENTS
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2016	December 31, 2015
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$177,179
Buildings and improvements, less accumulated depreciation of $152,486 and $100,142, respectively ($84,760 and $86,200, respectively, related to VIE)	1,812,769	1,749,571
Construction in process	16,143	9,438
Total real estate, net ($89,040 and $90,480, respectively, related to VIE)	2,010,872	1,936,188
Cash and cash equivalents ($2,308 and $1,060, respectively, related to VIE)	42,613	28,527
Preferred equity investment	—	127,147
Acquired intangible assets, less accumulated amortization of $53,372 and $37,374, respectively ($6,465 and $7,416, respectively, related to VIE)	178,430	197,530
Other assets ($8,525 and $6,651, respectively, related to VIE)	105,739	93,048
Total assets	$2,337,654	$2,382,440
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,542 and $4,261, respectively ($51,283 and $52,271, respectively, related to VIE)	$484,270	$539,071
Credit facility, net of deferred financing costs of $1,789 and $2,544, respectively	356,211	290,456
Accounts payable due to affiliates ($54 and $41, respectively, related to VIE)	2,635	2,164
Accounts payable and other liabilities ($3,825 and $1,689, respectively, related to VIE)	40,196	35,457
Intangible lease liabilities, less accumulated amortization of $16,332 and $12,614, respectively ($8,030 and $9,244, respectively, related to VIE)	49,398	53,116
Total liabilities	932,710	920,264
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 189,848,165 and 182,707,901 shares issued, respectively; 184,909,673 and 181,200,952 shares outstanding, respectively	1,849	1,812
Additional paid-in capital	1,625,862	1,591,076
Accumulated distributions in excess of earnings	(258,878)	(161,798)
Accumulated other comprehensive income (loss)	1,823	(2,580)
Total stockholders’ equity	1,370,656	1,428,510
Noncontrolling interests	34,288	33,666
Total equity	1,404,944	1,462,176
Total liabilities and stockholders’ equity	$2,337,654	$2,382,440
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Revenue:
Rental and parking revenue	$189,428	$195,789	$137,302
Tenant reimbursement revenue	17,765	18,641	14,367
Real estate-related notes receivable interest income	63	389	2,622
Total revenue	207,256	214,819	154,291
Expenses:
Rental and parking expenses	29,131	27,409	20,687
General and administrative expenses	6,251	6,340	4,887
Change in fair value of contingent consideration	300	(1,230)	340
Acquisition related expenses	1,667	3,696	10,653
Asset management fees	19,505	18,027	13,682
Depreciation and amortization	86,335	70,711	46,729
Total expenses	143,189	124,953	96,978
Income from operations	64,067	89,866	57,313
Other income (expense):
Other interest and dividend income	13,239	8,536	609
Interest expense, net	(37,855)	(30,026)	(20,291)
Provision for loan losses	(4,294)	—	—
Total other expense	(28,910)	(21,490)	(19,682)
Net income	35,157	68,376	37,631
Net income attributable to noncontrolling interests in consolidated partnerships	(3,921)	(4,938)	(4,133)
Net income attributable to common stockholders	$31,236	$63,438	$33,498
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$4,403	$(1,045)	$(2,135)
Other comprehensive income (loss)	4,403	(1,045)	(2,135)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	106	374
Other comprehensive income (loss) attributable to common stockholders	4,403	(939)	(1,761)
Comprehensive income	39,560	67,331	35,496
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(3,921)	(4,832)	(3,759)
Comprehensive income attributable to common stockholders	$35,639	$62,499	$31,737
Weighted average number of common shares outstanding:
Basic	183,279,872	178,521,807	143,682,692
Diluted	183,297,662	178,539,609	143,700,672
Net income per common share attributable to common stockholders:
Basic	$0.17	$0.36	$0.23
Diluted	$0.17	$0.36	$0.23
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2013	73,137,569	$731	$641,019	$(33,154)	$600	$609,196	$32,087	$641,283
Issuance of common stock	97,015,863	970	965,241	—	—	966,211	—	966,211
Vesting of restricted stock	8,250	—	94	—	—	94	—	94
Issuance of common stock under the distribution reinvestment plan	5,299,423	53	50,292	—	—	50,345	—	50,345
Contributions from noncontrolling interests	—	—	—	—	—	—	39,914	39,914
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,106)	(3,106)
Distributions declared to common stockholders	—	—	—	(100,617)	—	(100,617)	—	(100,617)
Commissions on sale of common stock and related dealer-manager fees	—	—	(90,665)	—	—	(90,665)	—	(90,665)
Other offering costs	—	—	(4,275)	—	—	(4,275)	—	(4,275)
Repurchase of common stock	(423,050)	(4)	(4,083)	—	—	(4,087)	—	(4,087)
Other comprehensive loss	—	—	—	—	(1,761)	(1,761)	(374)	(2,135)
Net income	—	—	—	33,498	—	33,498	4,133	37,631
Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593
Vesting of restricted stock	10,500	—	90	—	—	90	—	90
Issuance of common stock under the distribution reinvestment plan	7,135,720	72	67,749	—	—	67,821	—	67,821
Purchase of noncontrolling interests	—	—	(24,786)	—	(480)	(25,266)	(40,933)	(66,199)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,887)	(2,887)
Distributions declared to common stockholders	—	—	—	(124,963)	—	(124,963)	—	(124,963)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Repurchase of common stock	(983,323)	(10)	(9,451)	—	—	(9,461)	—	(9,461)
Other comprehensive loss	—	—	—	—	(939)	(939)	(106)	(1,045)
Net income	—	—	—	63,438	—	63,438	4,938	68,376
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176
Vesting of restricted stock	9,000	—	90	—	—	90	—	90
Issuance of common stock under the distribution reinvestment plan	7,131,264	71	68,015	—	—	68,086	—	68,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,299)	(3,299)
Distributions declared to common stockholders	—	—	—	(128,316)	—	(128,316)	—	(128,316)
Other offering costs	—	—	(18)	—	—	(18)	—	(18)
Repurchase of common stock	(3,431,543)	(34)	(33,301)	—	—	(33,335)	—	(33,335)
Other comprehensive income	—	—	—	—	4,403	4,403	—	4,403
Net income	—	—	—	31,236	—	31,236	3,921	35,157
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$35,157	$68,376	$37,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,335	70,711	46,729
Amortization of deferred financing costs	4,576	3,947	2,782
Amortization of above-market leases	421	403	235
Amortization of intangible lease liabilities	(3,718)	(8,432)	(4,273)
Amortization of real estate-related notes receivable origination costs and commitment fees	—	114	1,192
Provision for doubtful accounts	6,007	3,376	—
Provision for loan losses	4,294	—	—
Loss on debt extinguishment	1,133	—	—
Straight-line rent	(3,941)	(21,889)	(17,664)
Stock-based compensation	90	90	94
Change in fair value of contingent consideration	300	(1,230)	340
Changes in operating assets and liabilities:
Accounts payable and other liabilities	3,297	1,979	3,235
Accounts payable due to affiliates	405	331	1,137
Other assets	(12,553)	(10,265)	(1,306)
Net cash provided by operating activities	121,803	107,511	70,132
Cash flows from investing activities:
Investment in real estate	(71,000)	(123,753)	(1,011,333)
Capital expenditures	(69,496)	(69,391)	(17,948)
Real estate deposits, net	450	(258)	(1,769)
Real estate-related notes receivable advances	—	(267)	(17,791)
Collections of real estate-related notes receivable	—	9,500	27,500
Preferred equity investment	127,147	(127,147)	—
Notes receivable advances	(5,919)	(13,000)	—
Origination costs net of commitment fees related to real estate-related notes receivable	—	—	(356)
Net cash used in investing activities	(18,818)	(324,316)	(1,021,697)
Cash flows from financing activities:
Proceeds from notes payable	—	64,305	297,316
Payments on notes payable	(56,521)	(11,882)	(7,584)
Proceeds from credit facility	185,000	245,000	20,000
Payments on credit facility	(120,000)	(27,000)	(97,000)
Payments of deferred financing costs	(467)	(2,434)	(7,154)
Repurchase of common stock	(33,335)	(9,461)	(4,087)
Offering costs	(18)	(149)	(94,940)
Distributions to stockholders	(60,038)	(56,775)	(44,013)
Proceeds from issuance of common stock	—	—	966,211
Payments to escrow funds	(5,895)	(2,952)	(12,527)
Collections of escrow funds	5,674	2,673	4,117
Purchase of noncontrolling interest in consolidated partnerships	—	(66,199)	—
Proceeds from noncontrolling interest in consolidated partnerships	—	—	39,914
Distributions to noncontrolling interests in consolidated partnerships	(3,299)	(2,887)	(3,106)
Net cash (used in) provided by financing activities	(88,899)	132,239	1,057,147
Net change in cash and cash equivalents	14,086	(84,566)	105,582
Cash and cash equivalents - Beginning of year	28,527	113,093	7,511
Cash and cash equivalents - End of year	$42,613	$28,527	$113,093
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,859, $4,253 and $2,338, respectively	$34,980	$29,454	$18,609
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$68,086	$67,821	$50,345
Net unrealized (loss) gain on interest rate swap	$4,403	$(1,045)	$(2,135)
Real estate-related notes receivable converted to investment in real estate	$—	$13,674	$20,000
Accrued contingent consideration	$—	$—	$6,230
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016
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
As of December 31, 2016, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs.
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
On April 14, 2014, the Company registered 10,526,315 shares of common stock for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering. On November 25, 2015, the Company registered an additional 10,473,946 shares of common stock for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the Second DRIP Offering. The Company refers to the First DRIP Offering and the Second DRIP Offering as the DRIP Offerings, and collectively with the Offering, the Offerings. Effective January 1, 2017, shares are offered pursuant to the Second DRIP Offering for a price per share of $9.519, which is the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, until such time as our board of directors determines a new estimated share value.
As of December 31, 2016, the Company had issued approximately 189,791,000 shares of common stock in the Offerings for gross proceeds of $1,879,768,000, before share repurchases of $47,862,000 and offering costs, selling commissions and dealer manager fees of $174,793,000.
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
As of December 31, 2016, in addition to the Operating Partnership consolidation, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance. See Note 3—"Real Estate Investments."
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
Restricted Cash Held in Escrow
Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Contributions and receipts of escrowed funds have been classified as financing activities since such funds are controlled by lenders and serve as collateral for the notes payable. Restricted cash is reported in other assets in the accompanying consolidated balance sheets. See Note 6—"Other Assets."
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
On January 1, 2016, the Company adopted ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, and ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements, or ASUs 2015-03 and 2015-15. According to ASUs 2015-03 and 2015-15, deferred financing costs related to a recognized debt liability in connection with term loans, including the term loan portion of the Company's unsecured credit facility, are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Deferred financing costs related to the revolving line of credit portion of the Company's unsecured credit facility are presented in the balance sheet as an asset, which is included in other assets on the consolidated balance sheet. As required, the Company retrospectively applied the guidance in ASUs 2015-03 and 2015-15 to the prior period presented, which resulted in a decrease of $6,805,000 in other assets, $4,261,000 in notes payable and $2,544,000 in credit facility on the consolidated balance sheet as of December 31, 2015.
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

Buildings and improvements	15 – 40 years
Tenant improvements	Shorter of lease term or expected useful life
Furniture, fixtures, and equipment	3 – 10 years
Improvements in process	—
Allocation of Purchase Price of Real Estate
Business Combinations
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
The fair values of in-place leases include an estimate of direct costs associated with obtaining a new tenant and opportunity costs associated with lost rentals that are avoided by acquiring an in-place lease. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated based on management’s consideration of current market costs to execute a similar lease. The value of opportunity costs is calculated using the contractual amounts to be paid pursuant to the in-place leases over a market absorption period for a similar lease. The in-place lease intangibles are amortized to expense over the remaining terms of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts of in-place lease assets relating to that lease would be expensed.
Asset Acquisitions
Upon the acquisition of real estate properties determined to be asset acquisitions, the Company allocates the purchase price of such properties generally to acquired tangible assets, consisting of land and buildings and improvements, and acquired intangible assets, based on a relative fair value method allocating all accumulated costs.

Acquisition Fees and Expenses
Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income. Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized. We did not capitalize acquisition fees and expenses for the years ended December 31, 2016 and 2015. We capitalized acquisition fees and expenses for the year ended December 31, 2014 of approximately $13,597,000.
On January 5, 2017, the FASB issued ASU 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business. The objective of ASU 2017-01 is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted using a prospective transition method. The Company adopted ASU 2017-01 effective October 1, 2016, which had no impact on the Company's consolidated financial statements.
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. No impairment losses have been recorded to date related to real estate.
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
For the year ended December 31, 2016, the Company recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,400,000 as a result of two tenants experiencing financial difficulties, which the Company believes will result in material new lease terms. For the year ended December 31, 2015, the Company accelerated the amortization of one in-place lease intangible asset in the amount of $3,121,000 as a result of one lease termination.
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
Unsecured credit facility—Variable Rate—The carrying value of the variable rate unsecured credit facility approximates fair value as the interest on the variable rate unsecured credit facility is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
Notes receivable—The fair value is estimated by discounting the expected cash flows on the notes at interest rates at which management believes similar loans would be made.
Contingent consideration liability—The fair value is estimated by using an income approach, which is determined based on the present value of probability-weighted future cash flows.
Derivative instruments—The Company’s derivative instruments consist of interest rate swaps. These swaps are carried at fair value to comply with the provisions of ASC 820. The fair value of these instruments is determined using interest rate market pricing models. The Company incorporated credit valuation adjustments to appropriately reflect the Company’s nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. Considerable judgment is necessary to develop estimated fair values of financial assets and liabilities. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize, or be liable for on disposition of the financial assets and liabilities.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the year ended December 31, 2016, the Company recorded $6,007,000 in bad debt expense related to reserves for rental and parking revenue and tenant reimbursement revenue, which are recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental and parking revenue and tenant reimbursement revenue. In addition, for the year ended December 31, 2016, the Company wrote off $18,361,000 related to straight-line rent receivable and $3,086,000 related to lease incentive assets, which are recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental and parking revenue. The bad debt expense and write offs of straight-line rent receivable and the lease incentive assets are the result of two tenants experiencing financial difficulties, which the Company believes will result in material new lease terms. For the year ended December 31, 2015, the Company recorded $3,376,000 in bad debt expense.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for doubtful accounts. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable and recorded in other interest and dividend income in the accompanying consolidated statements of comprehensive income.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of the credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Impairment occurs when it is determined probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms of the note. Evaluating a note receivable for potential impairment can require management to exercise significant judgments. As of December 31, 2016 and 2015, the aggregate balance on the Company's notes receivable before allowances for loan losses was $19,422,000 and $13,000,000, respectively. For the years ended December 31, 2016 and 2015, the Company recorded $4,294,000 and $0, respectively, as an allowance to reduce the carrying value of two notes receivable and accrued interest in provision for loan losses in the accompanying consolidated financial statements.
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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2016, 2015 and 2014. The United States of America is the major jurisdiction for the Company, and the earliest tax year subject to examination is 2013.
Concentration of Credit Risk and Significant Leases
As of December 31, 2016, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts. Concentration of credit risk with respect to accounts receivable from tenants is limited.
As of December 31, 2016, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 12.7% and11.5%, respectively, of contractual rental revenue for the year ended December 31, 2016.

For the year ended December 31, 2016, the Company’s two reportable business segments, data centers and healthcare, accounted for 48.5% and 51.5%, respectively, of contractual rental revenue.
As of December 31, 2016, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 12.1% of rental revenue for the year ended December 31, 2016.
Stock-based Compensation
The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the share awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 16—"Stock-based Compensation" for a further discussion of stock-based compensation awards.
Stockholders’ Equity
As of December 31, 2016, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2016, the Company had approximately 189,848,000 shares of common stock issued and 184,910,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2015, the Company had approximately 182,708,000 shares of common stock issued and 181,201,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.
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
During the year ended December 31, 2016, the Company received valid repurchase requests related to approximately 3,432,000 shares of common stock, or 1.89% of shares outstanding as of December 31, 2015, all of which were repurchased in full for an aggregate purchase price of approximately $33,335,000 (an average of $9.71 per share). During the year ended December 31, 2015, the Company received valid repurchase requests related to approximately 983,000 shares of common stock, or 0.56% of shares outstanding as of December 31, 2014, all of which were repurchased in full for an aggregate purchase price of approximately $9,461,000 (an average of $9.62 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2016, the Company had aggregate distributions, since inception, of approximately $379,914,000 ($178,430,000 in cash and $201,484,000 of which were reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings). The Company’s distributions declared per common share were $0.70 for the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, the Company had distributions payable of approximately $10,968,000. Of those payable distributions, $5,243,000 was paid in cash and $5,725,000 was reinvested in shares of common stock pursuant to the Second DRIP Offering on January 3, 2017.
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

Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the years ended December 31, 2016, 2015 and 2014, diluted earnings per share reflected the effect of approximately 18,000 for each year, of non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2016 and 2015, the Company operated through two reportable business segments – commercial real estate investments in data centers and healthcare. With the continued expansion of the Company’s portfolio, segregation of the Company’s operations into two reporting segments is useful in assessing the performance of the Company’s business in the same way that management reviews performance and makes operating decisions. See Note 11—"Segment Reporting" for further discussion on the reportable segments of the Company.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive income during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the consolidated statements of comprehensive income during the current period.
In accordance with the fair value measurement guidance Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14. The Company believes the adoption of ASUs 2014-09 and 2016-08 will not have a material impact on the Company’s consolidated financial statements, but may result in additional disclosures.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluation the impact ASU 2016-02 will have on the Company’s consolidated financial statements.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s consolidated financial statements.
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-15 will have on the Company’s consolidated financial statements.
On October 26, 2016, the FASB issued ASU 2016-17, Interests Held Through Related Parties That Are Under Common Control, or ASU 2016-17. ASU 2016-17 provides guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in an entity held through related parties that are under common control. Under ASU 2016-17, if a decision maker is required to evaluate whether it is the primary beneficiary of a VIE, it will need to consider only its proportionate indirect interest in the VIE held through a common control party. ASU 2016-17 is effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. Entities should apply this ASU using a retrospective transition method to each period presented. The Company believes the adoption of ASU 2016-17 does not have an impact on the Company’s consolidated financial statements.
On November 17, 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the entity’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. This ASU should be applied using a retrospective transition method to each period presented. The Company is in the process of evaluating the impact ASU 2016-18 will have on the Company’s consolidated statements of cash flows.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations.

Note 3—Real Estate Investments
During the year ended December 31, 2016, the Company completed the acquisition of one healthcare real estate investment, which consists of five properties, that was determined to be a business combination, or the 2016 Acquisition. The aggregate purchase price of the 2016 Acquisition was $71,000,000, plus closing costs. The Company funded the aggregate purchase price of the 2016 Acquisition using cash and its unsecured credit facility.
The following table summarizes the 2016 Acquisition:

Property Description	Date Acquired	Ownership Percentage
Post Acute Medical Portfolio	05/23/2016	100%
Results of operations for the 2016 Acquisition are reflected in the accompanying consolidated statements of comprehensive income for the year ended December 31, 2016 for the period subsequent to the acquisition date of the real estate investment. For the period from the acquisition date through December 31, 2016, the Company recorded $4,741,000 of revenues and net income of $1,259,000 for the 2016 Acquisition.
In addition, during the years ended December 31, 2016, 2015 and 2014, the Company incurred aggregate charges related to acquisition fees and expenses of $1,667,000, $3,473,000 and $10,308,000, respectively, in connection with acquisitions determined to be business combinations, which are included in the accompanying consolidated statements of comprehensive income. The total amount of all acquisition fees and expenses is limited to 6.0% of the contract purchase price of the property. The contract purchase price is the amount actually paid or allocated in respect of the purchase, development, construction or improvement of a property, exclusive of acquisition fees and acquisition expenses. For the years ended December 31, 2016, 2015 and 2014, acquisition fees and expenses did not exceed 6.0% of the purchase price of the Company’s acquisitions during such periods.
As of December 31, 2016, the Company completed its fair value purchase price allocation for the 2016 Acquisition. The following table summarizes management’s allocation of the fair value purchase price of the properties acquired during the years ended December 31, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015
Land	$4,781	$19,184
Buildings and improvements	53,284	101,466
In-place leases	12,935	15,810
Tenant improvements	—	1,124
Above-market leases	—	713
Total assets acquired	71,000	138,297
Below-market leases	—	(870)
Net asset acquired	$71,000	$137,427

Assuming the 2016 Acquisition described above had occurred on January 1, 2015, pro forma revenues, net income and net income attributable to common stockholders would have been as follows for the periods listed below (amounts in thousands, except per share amounts, and are unaudited):

	For the Year Ended December 31,
	2016	2015
Pro forma basis:
Revenues	$209,801	$224,054
Net income	$38,212	$77,139
Net income attributable to common stockholders	$34,291	$72,201
Net income per common share attributable to common stockholders:
Basic	$0.19	$0.40
Diluted	$0.19	$0.40
The pro forma consolidated financial statements for the year ended December 31, 2016 include pro forma adjustments related to the acquisitions during 2016 and 2015. The pro forma information for the year ended 2016 was adjusted to exclude $1,667,000 of acquisition fees and costs recorded related to the Company's real estate investments. The pro forma information may not be indicative of what actual results of operations would have been had the transactions occurred at the beginning of 2015, nor is it necessarily indicative of future operating results.
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
The Company concluded that the entity that owns the 180 Peachtree Data Center is a VIE as the entity had insufficient equity to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact the entity, it is the primary beneficiary of the entity and, therefore, has consolidated the entity that owns the 180 Peachtree Data Center. Any significant amounts of assets and liabilities related to the consolidated VIE are identified parenthetically on the accompanying consolidated balance sheets. For the year ended December 31, 2016, total revenue and net income related to the 180 Peachtree Data Center were $18,085,000 and $4,934,000, respectively. For the year ended December 31, 2015, total revenue and net income related to the 180 Peachtree Data Center were $19,902,000 and $3,811,000, respectively. For the year ended December 31, 2016, cash flows related to the 180 Peachtree Data Center consisted of $8,031,000 in cash provided by operating activities, $1,322,000 in cash used in investing activities and $5,461,000 in cash used in financing activities. For the year ended December 31, 2015, cash flows related to the 180 Peachtree Data Center consisted of $4,407,000 in cash provided by operating activities, $1,162,000 in cash used in investing activities and $3,582,000 in cash used in financing activities. The creditors of the consolidated VIE do not have recourse to the Company’s general credit.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2016 and 2015 (amounts in thousands, except weighted average life amounts):

	December 31, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $51,837 and $36,260, respectively (with a weighted average remaining life of 12.9 years and 14.3 years, respectively)	$172,791	$191,470
Above-market leases, net of accumulated amortization of $1,303 and $932, respectively (with a weighted average remaining life of 10.3 years and 11.1 years, respectively)	3,057	3,428
Ground lease interest, net of accumulated amortization of $232 and $182, respectively (with a weighted average remaining life of 59.5 years and 60.4 years, respectively)	2,582	2,632
	$178,430	$197,530
The aggregate weighted average remaining life of the acquired intangible assets was 13.5 years and 14.9 years as of December 31, 2016 and December 31, 2015, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2016, 2015 and 2014 was $32,036,000, $23,431,000 and $13,439,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying consolidated statements of comprehensive income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$16,923
2018	16,871
2019	16,871
2020	16,739
2021	16,026
Thereafter	95,000
$178,430

Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2016 and 2015 (amounts in thousands, except weighted average life amounts):

	December 31, 2016	December 31, 2015
Below-market leases, net of accumulated amortization of $16,031 and $12,437, respectively (with a weighted average remaining life of 17.1 years and 17.7 years, respectively)	$44,374	$47,968
Ground leasehold liabilities, net of accumulated amortization of $301 and $177, respectively (with a weighted average remaining life of 42.2 years and 43.2 years, respectively)	5,024	5,148
	$49,398	$53,116
The aggregate weighted average remaining life of intangible lease liabilities was 19.6 years and 20.2 years as of December 31, 2016 and December 31, 2015, respectively.
Amortization of the intangible lease liabilities for the years ended December 31, 2016, 2015 and 2014 was $3,718,000, $8,432,000 and $4,273,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental income and amortization expense of ground leasehold liabilities is included in rental and parking expenses in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible lease liabilities as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$3,479
2018	3,479
2019	3,479
2020	3,474
2021	3,171
Thereafter	32,316
$49,398

Note 6—Other Assets
Other assets consisted of the following as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $5,833 and $3,690, respectively	$877	$2,854
Lease commissions, net of accumulated amortization of $557 and $227, respectively	4,869	4,194
Investments in unconsolidated partnerships	113	100
Tenant receivables, net of allowances for doubtful accounts of $6,007 and $0, respectively	10,475	5,318
Notes receivable, net of allowances for loan losses of $4,294 and $0, respectively	15,128	13,000
Real estate-related notes receivable	514	514
Straight-line rent receivable	53,545	47,807
Restricted cash held in escrow	13,882	13,661
Real estate escrow deposits	—	450
Restricted cash	1,110	882
Derivative assets	3,070	61
Prepaid and other assets	2,156	4,207
	$105,739	$93,048
Amortization of deferred financing costs related to the revolver portion of the unsecured credit facility for the years ended December 31, 2016, 2015 and 2014 was $2,143,000, $1,618,000 and $1,213,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income. Amortization of lease commissions for the years ended December 31, 2016, 2015 and 2014 was $457,000, $173,000 and $33,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive income. In addition, for the year ended December 31, 2016, the Company recognized an impairment of one capitalized lease commission by accelerating the amortization in the amount of $1,766,000, as a result of one tenant experiencing financial difficulties, which the Company believes will result in material new lease terms.
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2016 and December 31, 2015, were comprised of the following (amounts in thousands):

	December 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$7,200	$6,283
Accrued interest expense	2,855	2,905
Accrued property taxes	4,277	1,247
Contingent consideration obligations	5,640	5,340
Distributions payable to stockholders	10,968	10,776
Tenant deposits	1,039	1,039
Deferred rental income	6,970	5,226
Derivative liabilities	1,247	2,641
	$40,196	$35,457

Note 8—Notes Payable
The Company had $486,812,000 and $543,332,000 principal outstanding in notes payable collateralized by real estate assets as of December 31, 2016 and 2015, respectively.
The following table summarizes the notes payable balances as of December 31, 2016 and December 31, 2015 (amounts in thousands):

			Interest Rates (1)
	December 31, 2016	December 31, 2015	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$114,783	$131,233	4.1%	-	5.9%	5.1%	02/10/2017	-	04/10/2022
Variable rate notes payable fixed through interest rate swaps	330,425	369,002	3.5%	-	6.3%	4.5%	08/21/2017	-	07/11/2019
Variable rate notes payable	41,604	43,097	3.9%	-	5.0%	4.5%	01/26/2019	-	07/11/2019
Total notes payable, principal amount outstanding	486,812	543,332
Unamortized deferred financing costs related to notes payable	(2,542)	(4,261)
Total notes payable, net of deferred financing costs	$484,270	$539,071

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2016.
As of December 31, 2016, the notes payable weighted average interest rate was 4.6%.
Significant loan activity since December 31, 2015, excluding scheduled principal payments, includes:

•
On March 30, 2016, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $31,167,000 at the time of repayment. The original note payable had a variable rate fixed through an interest rate swap of 6.19% with a maturity date on February 25, 2019. As a result of this extinguishment, the Company expensed $343,000 of unamortized deferred financing costs, $62,000 of termination fees and $728,000 of the early extinguishment of the hedged debt obligation, which were recognized in interest expense, net, on the Company's consolidated statements of comprehensive income. The lender waived the prepayment penalty fee.

•
On August 3, 2016, the Company paid off its debt in connection with one of the Company's notes payable, the maturity date of which was August 6, 2016, with an outstanding principal balance of $13,488,000 at the time of repayment.

•	As of December 31, 2016, the Company had six variable rate notes payable that were fixed through interest rate swaps.
The principal payments due on the notes payable as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017 (1)	$191,037
2018	74,054
2019	170,559
2020	1,160
2021	1,239
Thereafter	48,763
$486,812

(1)
Of this amount, $105,850,000 relates to one loan agreement with a maturity date of August 21, 2017, subject to the Company's right to a two-year extension. In addition, $18,843,000 relates to one loan agreement, the maturity date of which is October 11, 2017, subject to the Company's right to a one-year extension. The Company may refinance these loan agreements or exercise the extension options depending upon refinancing terms available at the time.

Note 9—Unsecured Credit Facility
As of December 31, 2016, the maximum commitments available under the unsecured credit facility was $610,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2017, subject to the Operating Partnership’s right to a 12-month extension, a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension, and an additional $135,000,000 term loan, with a maturity date of August 21, 2020. The lenders agreed to make the loans on an unsecured basis.
The unsecured credit facility, shall bear interest at per annum rates equal to, at the Operating Partnership's option, either (a) the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined by the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the unsecured credit facility is 0.25% per annum if the average daily amount outstanding under the unsecured credit facility is less than 50% of the lenders’ commitments, and 0.15% per annum if the average daily amount outstanding under the unsecured credit facility is greater than 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.
In connection with the unsecured credit facility, the Operating Partnership entered into interest swap agreements to effectively fix LIBOR on $210,000,000 of the term loans. As of December 31, 2016, the weighted average rate of the fixed portion of the term loans of the unsecured credit facility was 0.99%, resulting in an interest rate ranging from 2.74% to 3.24% per annum. The interest rate of the revolver portion of the unsecured credit facility was 2.77% as of December 31, 2016. The revolving line of credit and the term loans can be prepaid prior to maturity without penalty; provided, however, that any portion of the term loans that is prepaid may not be reborrowed, and the Operating Partnership may be subject to a breakage fee under the swap agreements, if applicable.
The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreements. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the Company, the Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company was in compliance with all financial covenant requirements at December 31, 2016. The credit available to the Operating Partnership under the unsecured credit facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool.
The Company had $358,000,000 and $293,000,000 principal outstanding on its unsecured credit facility as of December 31, 2016 and 2015, respectively.
The following table summarizes the unsecured credit facility balances as of December 31, 2016 and December 31, 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Revolving line of credit	$148,000	$83,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	358,000	293,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	(1,789)	(2,544)
Total unsecured credit facility, net of deferred financing costs	$356,211	$290,456

Significant credit facility activities since December 31, 2015 include:

•	The Company made a draw of $185,000,000 and repaid $120,000,000 on its unsecured credit facility.

•
The Company entered into five interest rate swap agreements to effectively fix LIBOR on $155,000,000 of the term loans of the unsecured credit facility. As of December 31, 2016, $210,000,000 of the term loans of the unsecured credit facility were fixed through interest rate swaps.

•
As of December 31, 2016, the Company had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $358,000,000. As of December 31, 2016, $156,575,000 remained available to be drawn on the unsecured credit facility.

The principal payments due on the unsecured credit facility for the year ending December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017 (1)	$148,000
2018	75,000
2019	—
2020	135,000
2021	—
Thereafter	—
$358,000

(1)
Amount relates to the revolving line of credit under the unsecured credit facility. As of December 31, 2016, the maturity date of the revolving line of credit under the unsecured credit facility was May 28, 2017, subject to our right to a 12-month extension. On January 31, 2017, the Company extended the maturity date of the revolving line of credit under the unsecured credit facility to May 28, 2018, subject to our right to two 12-month extensions. See Note 21—"Subsequent Events" for additional details.

Note 10—Related-Party Transactions and Arrangements
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired, 2.0% of the cost of development/redevelopment projects, other than the initial acquisition of the property and 2.0% of the amount advanced with respect to a mortgage loan. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $1,420,000, $2,748,000 and $19,818,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $1,200,000, $0 and $0, respectively, in acquisition fees to the Advisor or its affiliates related to one redevelopment project.
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $19,505,000, $18,027,000 and $13,682,000, respectively, in asset management fees to the Advisor.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the years ended December 31, 2016, 2015 and 2014, the Advisor allocated $1,793,000, $1,338,000 and $1,599,000, respectively, in operating expenses incurred on the Company’s behalf.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Notwithstanding the terms of the advisory agreement, the Advisor agreed to receive a reduced disposition fee payable to the Advisor or its affiliates in the event of a disposition of all or substantially all of the assets of the Company, a sale of the Company, or a merger with a change of control of the Company, of up to the lesser of 50% of the fees paid in the aggregate to third party investment bankers for such transaction, not to exceed 0.50% of the transaction price. The disposition fee is otherwise payable in accordance with the advisory agreement. This reduction in the disposition fee would not impact a disposition fee paid in the event of a sale of an individual property or portfolio of properties. The reduced disposition fee in such situations was approved by the Company's board of directors on May 5, 2016. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of December 31, 2016, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. As of December 31, 2016, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2016, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $5,425,000, $4,811,000 and $3,464,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $1,138,000, $2,934,000 and $260,000, respectively, in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets in the accompanying consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the years ended December 31, 2016, 2015 and 2014, the Company incurred $986,000, $2,058,000 and $357,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were outstanding due to affiliates as of December 31, 2016 and 2015 (amounts in thousands):

Entity	Fee	December 31, 2016	December 31, 2015
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,604	$1,589
Carter Validus Real Estate Management Services, LLC	Property management fees	791	401
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	174	174
Carter Validus Real Estate Management Services, LLC	Construction management fees	66	—
		$2,635	$2,164

Note 11—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the years ended December 31, 2016, 2015 and 2014.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental expenses, which excludes depreciation and amortization, general and administrative expenses, acquisition related expenses, asset management fees, change in fair value of contingent consideration, interest expense, net, provision for loan losses and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying consolidated financial statements and data included elsewhere in this Annual Report on Form 10-K.
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
Summary information for the reportable segments during the years ended December 31, 2016, 2015 and 2014, are as follows (amounts in thousands):

	Data Centers	Healthcare	For the Year Ended December 31, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$116,963	$90,230	$207,193
Expenses:
Rental and parking expenses	(20,159)	(8,972)	(29,131)
Segment net operating income	$96,804	$81,258	178,062
Revenue:
Real estate-related notes receivable interest income			63
Expenses:
General and administrative expenses			(6,251)
Change in fair value of contingent consideration			(300)
Acquisition related expenses			(1,667)
Asset management fees			(19,505)
Depreciation and amortization			(86,335)
Income from operations			64,067
Other income (expense):
Other interest and dividend income			13,239
Interest expense, net			(37,855)
Provision for loan losses			(4,294)
Net income			$35,157

	Data Centers	Healthcare	For the Year Ended December 31, 2015
Revenue:
Rental, parking and tenant reimbursement revenue	$117,868	$96,562	$214,430
Expenses:
Rental and parking expenses	(20,046)	(7,363)	(27,409)
Segment net operating income	$97,822	$89,199	187,021
Revenue:
Real estate-related notes receivable interest income			389
Expenses:
General and administrative expenses			(6,340)
Change in fair value of contingent consideration			1,230
Acquisition related expenses			(3,696)
Asset management fees			(18,027)
Depreciation and amortization			(70,711)
Income from operations			89,866
Other income (expense):
Other interest and dividend income			8,536
Interest expense, net			(30,026)
Net income			$68,376

	Data Centers	Healthcare	For the Year Ended December 31, 2014
Revenue:
Rental, parking and tenant reimbursement revenue	$88,527	$63,142	$151,669
Expenses:
Rental and parking expenses	(17,020)	(3,667)	(20,687)
Segment net operating income	$71,507	$59,475	130,982
Revenue:
Real estate-related notes receivable interest income			2,622
Expenses:
General and administrative expenses			(4,887)
Change in fair value of contingent consideration			(340)
Acquisition related expenses			(10,653)
Asset management fees			(13,682)
Depreciation and amortization			(46,729)
Income from operations			57,313
Other income (expense):
Other interest and dividend income			609
Interest expense, net			(20,291)
Net income			$37,631
Assets by each reportable segment as of December 31, 2016 and 2015 are as follows (amounts in thousands):

	December 31, 2016	December 31, 2015
Assets by segment:
Data centers	$1,102,550	$1,097,952
Healthcare	1,190,087	1,124,928
All other	45,017	159,560
Total assets	$2,337,654	$2,382,440

Capital additions and acquisitions by reportable segments for the years ended December 31, 2016 and 2015 are as follows (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Capital additions and acquisitions by segment:
Data centers	$27,765	$6,621	$499,139
Healthcare	112,731	198,985	550,142
Total capital additions and acquisitions	$140,496	$205,606	$1,049,281
Note 12—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, as of December 31, 2016 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$194,006
2018	198,525
2019	202,103
2020	203,294
2021	198,726
Thereafter	1,741,279
$2,737,933
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2016 and for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2017	$678
2018	702
2019	746
2020	746
2021	753
Thereafter	37,113
$40,738

Note 13—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $116,402,000 and $131,984,000 as of December 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $114,783,000 and $131,233,000 as of December 31, 2016 and December 31, 2015, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $328,512,000 and $364,478,000 as of December 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $330,425,000 and $369,002,000 as of December 31, 2016 and December 31, 2015, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $41,604,000 and $43,097,000 as of December 31, 2016 and December 31, 2015, respectively, which approximated its fair value.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $148,000,000 and $238,000,000, which approximated its fair value, as of December 31, 2016 and December 31, 2015, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $203,055,000 and $52,054,000 as of December 31, 2016 and December 31, 2015, respectively, as compared to the outstanding principal of $210,000,000 and $55,000,000 as of December 31, 2016 and December 31, 2015, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of December 31, 2016. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
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
The estimated fair value of the contingent consideration was $5,640,000 and $5,340,000 as of December 31, 2016 and December 31, 2015, respectively, which is reported in the accompanying consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes. Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of December 31, 2016.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2016, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,070	$—	$3,070
Total assets at fair value	$—	$3,070	$—	$3,070
Liabilities:
Derivative liabilities	$—	$(1,247)	$—	$(1,247)
Contingent consideration obligation	—	—	(5,640)	(5,640)
Total liabilities at fair value	$—	$(1,247)	$(5,640)	$(6,887)

	December 31, 2015
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$61	$—	$61
Total assets at fair value	$—	$61	$—	$61
Liabilities:
Derivative liabilities	$—	$(2,641)	$—	$(2,641)
Contingent consideration obligation	—	—	(5,340)	(5,340)
Total liabilities at fair value	$—	$(2,641)	$(5,340)	$(7,981)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	2014
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,340	$6,570	$—
Additions to contingent consideration obligation	—	—	6,230
Total changes in fair value included in earnings	300	(1,230)	340
Ending balance	$5,640	$5,340	$6,570
Unrealized losses (gains) still held (1)	$300	$(1,230)	$340

(1)	Represents the unrealized losses (gains) recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2016, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000. During the years ended December 31, 2015 and 2014, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $1,644,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense.
See Note 13—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2016			December 31, 2015
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$540,425	$3,070	$(1,247)	$424,002	$61	$(2,641)
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

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion and Accelerated Amounts)
For the Year Ended December 31, 2016
Interest rate swaps	$(517)	Interest Expense, Net	$(4,920)
Total	$(517)		$(4,920)
For the Year Ended December 31, 2015
Interest rate swaps	$(5,380)	Interest Expense, Net	$(4,335)
Total	$(5,380)		$(4,335)
For the Year Ended December 31, 2014
Interest rate swaps	$(4,792)	Interest Expense, Net	$(2,657)
Total	$(4,792)		$(2,657)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of December 31, 2016, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $1,452,000. As of December 31, 2016, there was one termination event related to an early interest rate swap termination and no events of default related to the interest rate swaps.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2016 and 2015 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2016	$3,070	$—	$3,070	$(10)	$—	$3,060
December 31, 2015	$61	$—	$61	$(16)	$—	$45

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2016	$1,247	$—	$1,247	$(10)	$—	$1,237
December 31, 2015	$2,641	$—	$2,641	$(16)	$—	$2,625
The Company reports derivatives in the accompanying consolidated balance sheets as other assets and accounts payable and other liabilities.
Note 15—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Unrealized (Loss) Income on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$600	$600
Other comprehensive loss before reclassification	(4,181)	(4,181)
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	2,420	2,420
Other comprehensive loss	(1,761)	(1,761)
Balance as of December 31, 2014	(1,161)	(1,161)
Other comprehensive loss before reclassification	(5,042)	(5,042)
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	4,103	4,103
Other comprehensive loss	(939)	(939)
Purchase of noncontrolling interests	—	(480)
Balance as of December 31, 2015	(2,100)	(2,580)
Other comprehensive loss before reclassification	(517)	(517)
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income (effective portion and missed forecast)	4,920	4,920
Other comprehensive income	4,403	4,403
Balance as of December 31, 2016	$2,303	$1,823

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
	2016	2015	2014
Interest rate swap contracts	$4,920	$4,335	$2,657	Interest expense, net
Note 16—Stock-based Compensation
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
On June 24, 2016, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.05 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
As of December 31, 2016 and 2015, there was $179,000 and $178,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.0 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2016 and 2015, the fair value of the nonvested shares of restricted common stock was $225,000 and $226,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2015 and the changes for the year ended December 31, 2016 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2015	22,500
Vested	(9,000)
Granted	9,000
Nonvested at December 31, 2016	22,500
Stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014 was $90,000, $90,000 and $94,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income.

Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
Character of Distributions:	2016	2015	2014
Ordinary dividends	45.45%	46.69%	39.95%
Capital gain distributions	3.20%	—%	—%
Nontaxable distributions	51.35%	53.31%	60.05%
Total	100.00%	100.00%	100.00%
The Company is subject to certain state and local income taxes on its income, property or net worth in some jurisdictions, and in certain circumstances, the Company may also be subject to federal excise tax on undistributed income. Texas, Tennessee, Louisiana and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2016, 2015 and 2014. The earliest tax year subject to examination is 2013.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2016, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 18—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2016, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 19—Economic Dependency
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

Note 20—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$48,758	$43,073	$58,903	$56,522
Expenses	(33,999)	(46,113)	(32,951)	(30,126)
Income from operations	14,759	(3,040)	25,952	26,396
Other expense	(6,614)	(6,454)	(8,038)	(7,804)
Net income (loss)	8,145	(9,494)	17,914	18,592
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(926)	(1,006)	(1,061)	(928)
Net income (loss) attributable to common stockholders	$7,219	$(10,500)	$16,853	$17,664
Net income (loss) per common share attributable to common stockholders:
Basic	$0.04	$(0.06)	$0.09	$0.10
Diluted	$0.04	$(0.06)	$0.09	$0.10
Weighted average number of common shares outstanding:
Basic	184,628,066	183,726,479	182,743,182	181,975,405
Diluted	184,642,487	183,726,479	182,762,094	181,992,093

	2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$58,530	$51,835	$52,932	$51,522
Expenses	(30,286)	(32,376)	(30,187)	(32,104)
Income from operations	28,244	19,459	22,745	19,418
Other expense	(6,275)	(5,024)	(4,401)	(5,790)
Net income	21,969	14,435	18,344	13,628
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(881)	(863)	(1,580)	(1,614)
Net income attributable to common stockholders	$21,088	$13,572	$16,764	$12,014
Net income per common share attributable to common stockholders:
Basic	$0.12	$0.08	$0.09	$0.07
Diluted	$0.12	$0.08	$0.09	$0.07
Weighted average number of common shares outstanding:
Basic	180,788,544	179,270,022	177,731,803	176,117,122
Diluted	180,802,982	179,286,709	177,746,071	176,133,630

Note 21—Subsequent Events
Distributions Paid
On January 3, 2017, the Company paid aggregate distributions of $10,968,000 ($5,243,000 in cash and $5,725,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from December 1, 2016 through December 31, 2016.
On February 1, 2017, the Company paid aggregate distributions of $11,007,000 ($5,277,000 in cash and $5,730,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from January 1, 2017 through January 31, 2017.
On March 1, 2017, the Company paid aggregate distributions of $9,954,000 ($4,790,000 in cash and $5,164,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from February 1, 2017 through February 28, 2017.
Distributions Declared
On February 8, 2017, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2017 and ending on May 31, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock. The distributions declared for each record date in March 2017, April 2017 and May 2017 will be paid in April 2017, May 2017 and June 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Unsecured Credit Facility Amendment
On January 31, 2017, the Operating Partnership and certain of the Company’s subsidiaries entered into an amendment related to the unsecured credit facility to extend the maturity date and modify the extension options of the revolving line of credit portion of the unsecured credit facility.
In connection with the amendment to the unsecured credit facility, the maturity date of the revolving line of credit was changed from May 28, 2017 to May 28, 2018, subject to the Operating Partnership's right to two 12-month extension periods (the Operating Partnership previously had a right to one 12-month extension period).

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2016
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2016 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
Richardson Data Center	Richardson, TX	$—	(a)	$449	$26,350	$(15)	$449	$26,335	$26,784	$5,091	2005		07/14/2011
180 Peachtree Data Center (e)	Atlanta, GA	51,474		4,280	94,558	3,538	4,280	98,096	102,376	13,336	1927	(f)	01/03/2012
St. Louis Surgical Center	Creve Coeur, MO	5,659		808	8,206	—	808	8,206	9,014	1,380	2005		02/09/2012
Northwoods Data Center	Norcross, GA	2,806		572	4,061	—	572	4,061	4,633	582	1986		03/14/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	5,764	—	1,904	5,764	7,668	1,022	2008		03/30/2012
Southfield Data Center	Southfield, MI	—	(a)	736	5,054	535	736	5,589	6,325	809	1970	(g)	05/25/2012
HPI Integrated Medical Facility	Oklahoma City, OK	5,403		789	7,815	—	789	7,815	8,604	1,054	2007		06/28/2012
Plano Data Center	Plano, TX	—	(a)	1,956	34,311	—	1,956	34,311	36,267	3,923	1986	(h)	08/16/2012
Arlington Data Center	Arlington, TX	—	(a)	5,154	18,234	—	5,154	18,234	23,388	2,414	1986		08/16/2012
Baylor Medical Center	Dallas, TX	18,843		4,012	23,557	—	4,012	23,557	27,569	2,608	2010		08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	15,012	731	1,798	15,743	17,541	1,788	1962	(i)	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	15,428		1,992	21,823	—	1,992	21,823	23,815	2,374	1942		10/22/2012
Philadelphia Data Center	Philadelphia, PA	30,701		6,688	51,728	—	6,688	51,728	58,416	6,500	1993		11/13/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,115	11	503	4,126	4,629	500	1998	(j)	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	36,142	—	2,936	36,142	39,078	3,843	2012		12/28/2012
Grapevine Hospital	Grapevine, TX	12,739		962	20,277	105	962	20,382	21,344	2,056	2007		02/25/2013
Raleigh Data Center	Morrisville, NC	—	(a)	1,909	16,196	(126)	1,909	16,070	17,979	1,810	1997		03/21/2013
Andover Data Center	Andover, MA	—	(a)	2,279	9,391	—	2,279	9,391	11,670	1,230	1984	(k)	03/28/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	3,812	—	335	3,812	4,147	434	2012		05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	3,965	—	304	3,965	4,269	360	2010		06/11/2013
Leonia Data Center	Leonia, NJ	—	(a)	3,406	9,895	41	3,406	9,936	13,342	1,015	1988		06/26/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	19,974	—	322	19,974	20,296	1,791	1994	(l)	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,235	—	—	4,235	4,235	375	2007		07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	6,001		—	8,386	—	—	8,386	8,386	737	2007		08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	7,933	1	904	7,934	8,838	778	2013		08/23/2013
Cumberland Surgical Hospital (v)	San Antonio, TX	—		3,440	25,923	4,164	3,440	30,087	33,527	2,772	2013		08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	18,280	—	1,740	18,280	20,020	1,525	2012		09/06/2013
AT&T Wisconsin Data Center	Pewaukee, WI	—	(a)	2,130	45,338	—	2,130	45,338	47,468	3,996	1989		09/26/2013
AT&T Tennessee Data Center	Brentwood, TN	51,381		18,405	80,779	—	18,405	80,779	99,184	7,442	1975		11/12/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	23,462	—	—	23,462	23,462	1,845	1987		11/27/2013
AT&T California Data Center	San Diego, CA	71,173		17,590	103,534	—	17,590	103,534	121,124	9,499	1983		12/17/2013
Lubbock Heart Hospital	Lubbock, TX	19,021		3,749	32,174	—	3,749	32,174	35,923	2,469	2003		12/20/2013
Walnut Hill Medical Center	Dallas, TX	—		3,337	79,116	—	3,337	79,116	82,453	5,693	1983	(m)	02/25/2014

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2016 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)		Year Constructed		Date Acquired
Cypress Pointe Surgical Hospital	Hammond, LA	—	(a)	1,379	20,549	$—	1,379	20,549	21,928	1,500		2006		03/14/2014
Milwaukee Data Center	Hartland, WI	—	(a)	1,240	16,872	—	1,240	16,872	18,112	1,268		2004		03/28/2014
Charlotte Data Center	Charlotte, NC	—	(a)	386	22,255	—	386	22,255	22,641	1,605		1999	(n)	04/28/2014
Miami International Medical Center	Miami, FL	—		8,694	40,041	49,493	8,694	89,534	98,228	2,590		1962	(o)	04/30/2014
Chicago Data Center	Northlake, IL	105,850		7,260	185,147	34,709	7,260	219,856	227,116	15,150		1964	(p)	05/20/2014
Bay Area Regional Medical Center	Webster, TX	90,333		6,937	168,710	48,013	6,937	216,723	223,660	10,406		2014		07/11/2014
Phoenix Data Center	Phoenix, AZ	—	(a)	11,576	78,188	—	11,576	78,188	89,764	4,781		2005	(q)	08/27/2014
Scottsdale Data Center	Scottsdale, AZ	—	(a)	3,515	24,907	—	3,515	24,907	28,422	1,520		2000	(r)	08/27/2014
Rhode Island Rehabilitation Healthcare Facility	North Smithfield, RI	—	(a)	818	11,597	—	818	11,597	12,415	772		1965	(s)	08/28/2014
Select Medical—Akron	Akron, OH	—	(a)	2,207	23,430	—	2,207	23,430	25,637	1,409		2008		08/29/2014
Select Medical—Frisco	Frisco, TX	—	(a)	—	20,679	—	—	20,679	20,679	1,303		2010		08/29/2014
Select Medical—Bridgeton	Bridgeton, MO	—	(a)	—	31,204	—	—	31,204	31,204	1,892		2012		08/29/2014
Alpharetta Data Center	Alpharetta, GA	—	(a)	4,480	41,656	—	4,480	41,656	46,136	2,549		1986		09/05/2014
San Antonio Healthcare Facility (w)	San Antonio, TX	—		3,200	—	16,143	3,200	16,143	19,343	—	(t)		(t)	09/12/2014
Dermatology Assoc-Randolph Ct	Manitowoc, WI	—	(a)	390	2,202	—	390	2,202	2,592	149		2003		09/15/2014
Dermatology Assoc-Murray St	Marinette, WI	—	(a)	253	1,134	—	253	1,134	1,387	81		2008		09/15/2014
Dermatology Assoc-N Lightning Dr	Appleton, WI	—	(a)	463	2,049	—	463	2,049	2,512	147		2011		09/15/2014
Dermatology Assoc-Development Dr	Bellevue, WI	—	(a)	491	1,450	—	491	1,450	1,941	105		2010		09/15/2014
Dermatology Assoc-York St	Manitowoc, WI	—	(a)	305	11,299	—	305	11,299	11,604	693		1964	(u)	09/15/2014
Dermatology Assoc-Scheuring Rd	De Pere, WI	—	(a)	703	1,851	—	703	1,851	2,554	130		2005		09/15/2014
Dermatology Assoc-Riverview Dr	Howard, WI	—	(a)	552	1,960	—	552	1,960	2,512	140		2011		09/15/2014
Dermatology Assoc-State Rd 44	Oshkosh, WI	—	(a)	384	2,514	—	384	2,514	2,898	177		2010		09/15/2014
Dermatology Assoc-Green Bay Rd	Sturgeon Bay, WI	—	(a)	364	657	—	364	657	1,021	52		2007		09/15/2014
Lafayette Surgical Hospital	Lafayette, LA	—	(a)	3,909	33,212	334	3,909	33,546	37,455	1,963		2004		09/19/2014
Alpharetta Data Center II	Alpharetta, GA	—	(a)	3,100	54,880	4	3,100	54,884	57,984	3,070		1999		10/31/2014
Landmark Hospital of Savannah	Savannah, GA	—	(a)	1,980	15,418	—	1,980	15,418	17,398	771		2014		01/15/2015
21st Century Oncology-Yucca Valley	Yucca Valley, CA	—	(a)	663	4,004	—	663	4,004	4,667	210		2009		03/31/2015
21st Century Oncology-Rancho Mirage	Rancho Mirage, CA	—	(a)	156	5,934	—	156	5,934	6,090	307		2008		03/31/2015
21st Century Oncology-Palm Desert	Palm Desert, CA	—	(a)	364	5,340	—	364	5,340	5,704	259		2005		03/31/2015
21st Century Oncology-Santa Rosa Beach	Santa Rosa Beach, FL	—	(a)	646	3,211	—	646	3,211	3,857	150		2003		03/31/2015
21st Century Oncology-Crestview	Crestview, FL	—	(a)	205	2,503	—	205	2,503	2,708	127		2004		03/31/2015
21st Century Oncology-Fort Walton Beach	Fort Walton Beach, FL	—	(a)	747	3,012	—	747	3,012	3,759	150		2005		03/31/2015
21st Century Oncology-Bradenton	Bradenton, FL	—	(a)	835	2,699	—	835	2,699	3,534	132		2002		03/31/2015
21st Century Oncology-Tamarac	Tamarac, FL	—	(a)	692	1,496	—	692	1,496	2,188	80		1997		03/31/2015
21st Century Oncology-Fort Myers I	Fort Myers, FL	—	(a)	2,301	1,180	—	2,301	1,180	3,481	98		1999		03/31/2015
21st Century Oncology-Fort Myers II	Fort Myers, FL	—	(a)	4,522	13,106	—	4,522	13,106	17,628	655		2010		03/31/2015
21st Century Oncology-Bonita Springs	Bonita Springs, FL	—	(a)	1,146	3,978	—	1,146	3,978	5,124	185		2002		03/31/2015
21st Century Oncology-Lehigh Acres	Lehigh Acres, FL	—	(a)	433	2,508	—	433	2,508	2,941	119		2002		03/31/2015
21st Century Oncology-East Naples	Naples, FL	—	(a)	717	5,278	—	717	5,278	5,995	256		2007		03/31/2015

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2016 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Year Constructed	Date Acquired
21st Century Oncology-Jacksonville	Jacksonville, FL	—	(a)	802	5,879	—	802	5,879	6,681	331	2009	03/31/2015
21st Century Oncology-Frankfort	Frankfort, KY	—	(a)	291	817	—	291	817	1,108	45	1993	03/31/2015
21st Century Oncology-Las Vegas	Las Vegas, NV	—	(a)	251	4,927	—	251	4,927	5,178	238	2007	03/31/2015
21st Century Oncology-Henderson	Henderson, NV	—	(a)	617	2,324	—	617	2,324	2,941	120	2000	03/31/2015
21st Century Oncology-Fairlea	Fairlea, WV	—	(a)	125	1,717	—	125	1,717	1,842	84	1999	03/31/2015
21st Century Oncology-El Segundo	El Segundo, CA	—	(a)	1,138	8,743	—	1,138	8,743	9,881	393	2009	04/20/2015
21st Century Oncology-Lakewood Ranch	Bradenton, FL	—	(a)	553	8,516	—	553	8,516	9,069	401	2008	04/20/2015
Post Acute Medical - Victoria I	Victoria, TX	—	(a)	331	10,278	—	331	10,278	10,609	170	2013	05/23/2016
Post Acute Medical - Victoria II	Victoria, TX	—	(a)	450	10,393	—	450	10,393	10,843	169	1998	05/23/2016
Post Acute Medical - New Braunfels	New Braunfels, TX	—	(a)	1,619	9,295	—	1,619	9,295	10,914	152	2007	05/23/2016
Post Acute Medical - Covington	Covington, LA	—	(a)	1,529	13,503	—	1,529	13,503	15,032	217	1984	05/23/2016
Post Acute Medical - Hammond	Hammond, LA	—	(a)	852	9,815	—	852	9,815	10,667	164	2004	05/23/2016
		$486,812		$181,960	$1,823,717	$157,681	$181,960	$1,981,398	$2,163,358	$152,486

(a)
Property collateralized under the unsecured credit facility. As of December 31, 2016, 66 commercial properties were collateralized under the unsecured credit facility and the Company had $358,000,000 aggregate principal amount outstanding thereunder.

(b)	The cost capitalized subsequent to acquisition is shown net of asset write-offs.

(c)	The aggregated cost for federal income tax purposes is approximately $2,171,652,000.

(d)	The Company’s assets are depreciated or amortized using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.

(e)
As of December 31, 2016, the Company controlled one real estate investment through a consolidated partnership consisting of $4,280,000 in land and $98,096,000 in buildings and improvements with accumulated depreciation of $13,336,000.

(f)	The 180 Peachtree Data Center was renovated in 2000.

(g)	The Southfield Data Center was renovated in 1997.

(h)	The Plano Data Center was redeveloped into a data center in 2011.

(i)	The Vibra Denver Hospital was renovated in 1985.

(j)	The Houston Surgery Center was renovated in 2012.

(k)	The Andover Data Center was renovated in 2010.

(l)	The Physicians Specialty Hospital was renovated in 2009.

(m)	The Walnut Hill Medical Center was renovated in 2013.

(n)	The Charlotte Data Center was renovated in 2013.

(o)	The Miami International Medical Center was redeveloped into a healthcare facility in 2015.

(p)	The Chicago Data Center was renovated in 2010.

(q)	The Phoenix Data Center was redeveloped into a data center in 2009.

(r)	The Scottsdale Data Center was redeveloped into a data center in 2007.

(s)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(t)	As of December 31, 2016, the San Antonio Healthcare Facility was under development; therefore, depreciation is not applicable.

(u)	The Dermatology Assoc-York St was renovated in 2010.

(v)	Formerly known as Victory Medical Center Landmark.

(w)	Formerly known as Victory IMF.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2016
(in thousands)

	2016	2015	2014
Real Estate
Balance at beginning of year	$2,036,330	$1,845,136	$883,707
Additions:
Acquisitions	58,065	121,774	943,502
Improvements	68,963	69,420	17,927
Balance at end of year	$2,163,358	$2,036,330	$1,845,136
Accumulated Depreciation
Balance at beginning of year	$(100,142)	$(52,785)	$(19,294)
Depreciation	(52,344)	(47,357)	(33,491)
Balance at end of year	$(152,486)	$(100,142)	$(52,785)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 30, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 30, 2017
John E. Carter	Chairman of Board of Directors
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 30, 2017
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ MARIO GARCIA, JR.	Director	March 30, 2017
Mario Garcia, Jr.

/s/ JONATHAN KUCHIN	Director	March 30, 2017
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 30, 2017
Randall Greene

/s/ RONALD RAYEVICH	Director	March 30, 2017
Ronald Rayevich

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.30
First Amendment to Second Amended and Restated Credit Agreement and Amendment to Other Loan Documents, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.31
Term Loan Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, National Association, as documentation agent, and Bank of America, N.A., as co-syndication agent, and Suntrust Bank, as co-syndication agent, and Fifth Third Bank, as co-syndication agent, and KeyBanc Capital Markets, Inc., Capital One, National Association, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Suntrust Robinson Humphrey, Inc. as joint lead arrangers and joint book runners (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.32
Contribution Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the other subsidiary guarantors as identified therein (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.33
Unconditional Guaranty of Payment and Performance, dated August 21, 2015, from Carter Validus Mission Critical REIT, Inc., et al. for the benefit of KeyBank National Association (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.34
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Capital One, National Association (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.35
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Synovus Bank (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.36
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Eastern Bank (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.37
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to SunTrust Bank (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.38
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Bank of America, N.A. (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.39
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to KeyBank National Association (included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.40
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Cadence Bank, N.A. (included as Exhibit 10.11 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.41
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Renasant Bank (included as Exhibit 10.12 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.42
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Hancock Bank (included as Exhibit 10.13 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.43
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Woodforest National Bank (included as Exhibit 10.14 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.44
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Fifth Third Bank (included as Exhibit 10.15 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.45
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Mega International Commercial Bank Co., Ltd. Silicon Valley Branch (included as Exhibit 10.16 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.46
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Texas Capital Bank, N.A. (included as Exhibit 10.17 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.47
Joinder Agreement, dated August 21, 2015, by DC-1650 UNION HILL ROAD, LLC, HC-800 EAST 68th STREET, LLC, HCP-RTS, LLC, HC-77-840 FLORA ROAD, LLC, HC-40055 BOB HOPE DRIVE, LLC, HC-58295 29 PALMS HIGHWAY, LLC, HC-8991 BRIGHTON LANE, LLC, HC-6555 CORTEZ, LLC, HC-601 REDSTONE AVENUE WEST, LLC, HC-2270 COLONIAL BLVD, LLC, HC-2234 COLONIAL BLVD, LLC, HC-1026 MAR WALT DRIVE NW, LLC, HC-7751 BAYMEADOWS RD. E., LLC, HC-1120 LEE BOULEVARD, LLC, HC-8625 COLLIER BLVD., LLC, HC-6879 US HIGHWAY 98 WEST, LLC, HC-7850 N. UNIVERSITY DRIVE, LLC, HC-#2 PHYSICIANS PARK DR., LLC, HC-52 NORTH PECOS ROAD, LLC, HC-6160 S. FORT APACHE ROAD, LLC, HC-187 SKYLAR DRIVE, LLC, HC-860 PARKVIEW DRIVE NORTH, UNITS A&B, LLC and HC-6310 HEALTH PKWY., UNITS 100 & 200, LLC to KeyBank National Association, as Agent (included as Exhibit 10.18 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.48
Form of Indemnification Agreement entered into between Carter Validus Mission Critical REIT, Inc. and each of the following persons as of August 26, 2015: John E. Carter, Lisa Drummond, Mario Garcia, Jr., Jonathan Kuchin, Randall Greene, Ronald Rayevich, Todd M. Sakow and Michael A. Seton (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 26, 2015, and incorporated herein by reference).

10.49
Joinder Agreement, dated May 23, 2016, by HCP-PAM WARM SPRINGS, LLC, HC-20050 CRESTWOOD BLVD., LLC, HC-42074 VETERANS AVENUE, LLC, HC-101 JAMES COLEMAN DRIVE, LLC, HC-102 MEDICAL DRIVE, LLC, and HC-1445 HANZ DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on May 25, 2016 and incorporated herein by reference).

10.50
Joinder Agreement, dated May 23, 2016, by HCP-PAM WARM SPRINGS, LLC, HC-20050 CRESTWOOD BLVD., LLC, HC-42074 VETERANS AVENUE, LLC, HC-101 JAMES COLEMAN DRIVE, LLC, HC-102 MEDICAL DRIVE, LLC, and HC-1445 HANZ DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on May 25, 2016 and incorporated herein by reference).

10.51
Joinder Agreement (Master Credit Facility), dated August 4, 2016, by DC-3300 ESSEX, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 8, 2016 and incorporated herein by reference).

10.52
Joinder Agreement (Term Loan), dated August 4, 2016, by DC-3300 ESSEX, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 8, 2016 and incorporated herein by reference).

10.53
Second Amendment to Second Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., the guarantors and the lenders party thereto, dated January 31, 2017 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on February 2, 2017 and incorporated herein by reference).

21.1
List of Subsidiaries (included as Exhibit 21.2 to the Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, Commission No. 333-165643, filed on November 16, 2010, and incorporated herein by reference).

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Consent of Robert A. Stanger & Co., Inc.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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