Form 10-Q
period 2017-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2017-05-12
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were approximately 186,120,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2017	December 31, 2016
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$181,960
Buildings and improvements, less accumulated depreciation of $166,250 and $152,486, respectively ($84,149 and $84,760, respectively, related to VIE)	1,819,566	1,812,769
Construction in process	—	16,143
Total real estate, net ($88,429 and $89,040, respectively, related to VIE)	2,001,526	2,010,872
Cash and cash equivalents ($2,440 and $2,308, respectively, related to VIE)	48,467	42,613
Acquired intangible assets, less accumulated amortization of $57,612 and $53,372, respectively ($6,282 and $6,465, respectively, related to VIE)	174,190	178,430
Other assets, net ($9,185 and $8,525, respectively, related to VIE)	106,321	105,739
Total assets	$2,330,504	$2,337,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $2,160 and $2,542, respectively ($51,073 and $51,283, respectively, related to VIE)	$476,192	$484,270
Credit facility, net of deferred financing costs of $1,506 and $1,789, respectively	376,494	356,211
Accounts payable due to affiliates ($30 and $54, respectively, related to VIE)	2,773	2,635
Accounts payable and other liabilities ($4,002 and $3,825, respectively, related to VIE)	38,374	40,196
Intangible lease liabilities, less accumulated amortization of $17,201 and $16,332, respectively ($7,774 and $8,030, respectively, related to VIE)	48,529	49,398
Total liabilities	942,362	932,710
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 191,592,393 and 189,848,165 shares issued, respectively; 185,421,813 and 184,909,673 shares outstanding, respectively	1,854	1,849
Additional paid-in capital	1,630,395	1,625,862
Accumulated distributions in excess of earnings	(281,968)	(258,878)
Accumulated other comprehensive income	3,326	1,823
Total stockholders’ equity	1,353,607	1,370,656
Noncontrolling interests	34,535	34,288
Total equity	1,388,142	1,404,944
Total liabilities and stockholders’ equity	$2,330,504	$2,337,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental and parking revenue	$47,810	$52,189
Tenant reimbursement revenue	3,580	4,321
Total revenue	51,390	56,510
Expenses:
Rental and parking expenses	7,391	6,639
General and administrative expenses	1,683	1,581
Change in fair value of contingent consideration	(1,140)	120
Asset management fees	4,819	4,787
Depreciation and amortization	18,067	16,999
Total expenses	30,820	30,126
Income from operations	20,570	26,384
Other income (expense):
Other interest and dividend income	563	2,822
Interest expense, net	(8,665)	(10,614)
Provision for loan losses	(2,484)	—
Total other expense	(10,586)	(7,792)
Net income	9,984	18,592
Net income attributable to noncontrolling interests in consolidated partnerships	(1,081)	(928)
Net income attributable to common stockholders	$8,903	$17,664
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$1,503	$(3,863)
Other comprehensive income (loss)	1,503	(3,863)
Comprehensive income	11,487	14,729
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,081)	(928)
Comprehensive income attributable to common stockholders	$10,406	$13,801
Weighted average number of common shares outstanding:
Basic	185,300,384	181,975,405
Diluted	185,317,075	181,992,093
Net income per common share attributable to common stockholders:
Basic	$0.05	$0.10
Diluted	$0.05	$0.10
Distributions declared per common share	$0.17	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
Vesting of restricted stock	—	—	23	—	—	23	—	23
Issuance of common stock under the distribution reinvestment plan	1,744,228	17	16,604	—	—	16,621	—	16,621
Distributions to noncontrolling interests	—	—	—	—	—	—	(834)	(834)
Distributions declared to common stockholders	—	—	—	(31,993)	—	(31,993)	—	(31,993)
Other offering costs	—	—	(5)	—	—	(5)	—	(5)
Repurchase of common stock	(1,232,088)	(12)	(12,089)	—	—	(12,101)	—	(12,101)
Other comprehensive income	—	—	—	—	1,503	1,503	—	1,503
Net income	—	—	—	8,903	—	8,903	1,081	9,984
Balance, March 31, 2017	185,421,813	$1,854	$1,630,395	$(281,968)	$3,326	$1,353,607	$34,535	$1,388,142
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$9,984	$18,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,067	16,999
Amortization of deferred financing costs	941	1,151
Amortization of above-market leases	93	116
Amortization of intangible lease liabilities	(869)	(975)
Provision for doubtful accounts	7,664	—
Provision for loan losses	2,484	—
Loss on debt extinguishment	—	1,133
Straight-line rent	(3,849)	(6,551)
Stock-based compensation	23	23
Change in fair value of contingent consideration	(1,140)	120
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(488)	(940)
Accounts payable due to affiliates	146	9
Other assets	(3,437)	(509)
Net cash provided by operating activities	29,619	29,168
Cash flows from investing activities:
Capital expenditures	(4,501)	(10,432)
Real estate deposits, net	—	16
Notes receivable advances	(500)	(1,619)
Net cash used in investing activities	(5,001)	(12,035)
Cash flows from financing activities:
Payments on notes payable	(8,459)	(34,437)
Proceeds from credit facility	20,000	50,000
Payments of deferred financing costs	(1,417)	(34)
Repurchase of common stock	(12,101)	(8,393)
Offering costs	(5)	(10)
Distributions to stockholders	(15,309)	(14,559)
Payments to escrow funds	(866)	(1,457)
Collections of escrow funds	227	222
Distributions to noncontrolling interests in consolidated partnerships	(834)	(557)
Net cash used in financing activities	(18,764)	(9,225)
Net change in cash and cash equivalents	5,854	7,908
Cash and cash equivalents - Beginning of period	42,613	28,527
Cash and cash equivalents - End of period	$48,467	$36,435
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $861 and $251, respectively	$8,525	$8,698
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$16,621	$17,084
Net unrealized gain (loss) on interest rate swap	$1,503	$(3,863)
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. The Company operates through two reportable segments—commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the sole limited partner of the Operating Partnership.
As of March 31, 2017, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs.
The Company ceased offering shares of common stock in its initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the DRIP Offering until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company’s board of directors. We refer to our DRIP Offering and Offering together as the "Offerings."
Effective January 1, 2017, shares are offered pursuant to the DRIP Offering for a price per share of $9.519, which is the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, until such time as our board of directors determines a new estimated share value.
As of March 31, 2017, the Company had issued approximately 191,535,000 shares of common stock in the Offerings for gross proceeds of $1,896,389,000, before share repurchases of $59,963,000 and offering costs, selling commissions and dealer manager fees of $174,798,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2016 and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2017.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the three months ended March 31, 2017, the Company recorded $7,664,000 in provision for doubtful accounts related to reserves for rental and parking revenue and tenant reimbursement revenue, which are recognized in the accompanying condensed consolidated statements of comprehensive income as a deduction from rental and parking revenue and tenant reimbursement revenue. The provision for doubtful accounts is the result of two tenants experiencing financial difficulties, which the Company believes will result in material new lease terms.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for doubtful accounts. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable, and recorded in other interest and dividend income in the accompanying condensed consolidated statements of comprehensive income.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Impairment occurs when it is determined probable that the Company will not be able to collect principal and interest amounts due according to the contractual terms of the note. Evaluating a note receivable for potential impairment requires management to exercise significant judgment. As of March 31, 2017 and December 31, 2016, the aggregate balance on the Company's notes receivable before allowances for loan losses was $20,275,000 and $19,422,000, respectively. For the three months ended March 31, 2017 the Company recorded $2,484,000 as an allowance to reduce the carrying value of two notes receivable and accrued interest in provision for loan losses in the accompanying condensed consolidated financial statements.

Concentration of Credit Risk and Significant Leases
As of March 31, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of March 31, 2017, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 12.2% and11.8%, respectively, of contractual rental revenue for the three months ended March 31, 2017.
As of March 31, 2017, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 11.7% of rental revenue for the three months ended March 31, 2017.
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
During the three months ended March 31, 2017, the Company received valid repurchase requests related to approximately 1,232,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $12,101,000 (an average of $9.82 per share). During the three months ended March 31, 2016, the Company received valid repurchase requests related to approximately 871,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $8,393,000 (an average of $9.64 per share).
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended March 31, 2017 and 2016, diluted earnings per share reflected the effect of approximately 17,000 for each period of non-vested shares of restricted common stock that were outstanding as of such period.
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
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company’s consolidated financial statements.
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
On January 5, 2017, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2017-01, Business Combinations, or ASU 2017-01. ASU 2017-01 clarifies the definition of a business. The objective of ASU 2017-01 is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business. The guidance requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If so, the set of transferred asset and activities is not a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption is permitted using a prospective transition method. The Company adopted ASU 2017-01 effective October 1, 2016.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2017-05 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	March 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $55,984 and $51,837, respectively (with a weighted average remaining life of 12.7 years and 12.9 years, respectively)	$168,644	$172,791
Above-market leases, net of accumulated amortization of $1,383 and $1,303, respectively (with a weighted average remaining life of 10.0 years and 10.3 years, respectively)	2,977	3,057
Ground lease interest, net of accumulated amortization of $245 and $232, respectively (with a weighted average remaining life of 59.3 years and 59.5 years, respectively)	2,569	2,582
	$174,190	$178,430
The aggregate weighted average remaining life of the acquired intangible assets was 13.3 years and 13.5 years as of March 31, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the three months ended March 31, 2017 and 2016 was $4,240,000 and $4,346,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	March 31, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $16,869 and $16,031, respectively (with a weighted average remaining life of 16.9 years and 17.1 years, respectively)	$43,536	$44,374
Ground leasehold liabilities, net of accumulated amortization of $332 and $301, respectively (with a weighted average remaining life of 42.0 years and 42.2 years, respectively)	4,993	5,024
	$48,529	$49,398
The aggregate weighted average remaining life of intangible lease liabilities was 19.5 years and 19.6 years as of March 31, 2017 and December 31, 2016, respectively.
Amortization of the intangible lease liabilities for the three months ended March 31, 2017 and 2016 was $869,000 and $975,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue and amortization expense of ground leasehold liabilities is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.

Note 5—Other Assets, Net
Other assets, net consisted of the following as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $6,113 and $5,833, respectively	$2,017	$877
Lease commissions, net of accumulated amortization of $698 and $557, respectively	5,019	4,869
Investments in unconsolidated partnerships	119	113
Tenant receivables, net of allowances for doubtful accounts of $13,671 and $6,007, respectively	5,808	10,475
Notes receivable, net of allowances for loan losses of $6,778 and $4,294, respectively	13,497	15,128
Real estate-related notes receivable	514	514
Straight-line rent receivable	57,843	53,545
Restricted cash held in escrow	14,521	13,882
Restricted cash	1,285	1,110
Derivative assets	3,900	3,070
Prepaid and other assets	1,798	2,156
	$106,321	$105,739
Note 6—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of March 31, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$7,286	$7,200
Accrued interest expense	2,901	2,855
Accrued property taxes	2,870	4,277
Contingent consideration obligations	4,500	5,640
Distributions payable to stockholders	11,032	10,968
Tenant deposits	1,039	1,039
Deferred rental income	8,172	6,970
Derivative liabilities	574	1,247
	$38,374	$40,196

Note 7—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of March 31, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	March 31, 2017	December 31, 2016
Notes payable:
Fixed rate notes payable	$108,472	$114,783
Variable rate notes payable fixed through interest rate swaps	328,643	330,425
Variable rate notes payable	41,237	41,604
Total notes payable, principal amount outstanding	478,352	486,812
Unamortized deferred financing costs related to notes payable	(2,160)	(2,542)
Total notes payable, net of deferred financing costs	476,192	484,270
Unsecured credit facility:
Revolving line of credit	168,000	148,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	378,000	358,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	(1,506)	(1,789)
Total unsecured credit facility, net of deferred financing costs	376,494	356,211
Total debt outstanding	$852,686	$840,481
Significant debt activity since December 31, 2016, excluding scheduled principal payments, includes:

•
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

•
On February 10, 2017 the Company paid off its debt in connection with one of the Company's notes payable, the maturity date of which was February 10, 2017, with an outstanding principal balance of $5,645,000 at the time of repayment.

•	During the three months ended March 31, 2017 the Company made a draw of $20,000,000 on its unsecured credit facility.

•
As of March 31, 2017, the Company had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $378,000,000. As of March 31, 2017, $136,575,000 remained available to be drawn on the unsecured credit facility.

The principal payments due on the notes payable and unsecured credit facility for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2017	$182,535	(1)
2018	317,008
2019	170,647
2020	136,160
2021	1,239
Thereafter	48,763
	$856,352

(1)
Of this amount, $105,850,000 relates to one loan agreement with a maturity date of August 21, 2017, subject to the Company's right to a two-year extension and $18,707,000 relates to one loan agreement, the maturity date of which is October 11, 2017, subject to the Company's right to two one-year extensions. The Company may refinance these loan agreements or exercise the extension options depending upon refinancing terms available at the time. In addition, $51,161,000 relates to three loan agreements of which the Company may elect to add to the unencumbered pool of the unsecured credit facility.

Note 8—Related-Party Transactions and Arrangements
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired, 2.0% of the cost of development/redevelopment projects, other than the initial acquisition of the property and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended March 31, 2017 and 2016, the Company did not incur acquisition fees to the Advisor or its affiliates related to investments in real estate.
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2017 and 2016, the Company incurred $4,819,000 and $4,787,000, respectively, in asset management fees to the Advisor.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended March 31, 2017 and 2016, the Advisor allocated $455,000 and $428,000, respectively, in operating expenses incurred on the Company’s behalf.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Notwithstanding the terms of the advisory agreement, the Advisor agreed to receive a reduced disposition fee payable to the Advisor or its affiliates in the event of a disposition of all or substantially all of the assets of the Company, a sale of the Company, or a merger with a change of control of the Company, of up to the lesser of 50% of the fees paid in the aggregate to third party investment bankers for such transaction, not to exceed 0.5% of the transaction price. The disposition fee is otherwise payable in accordance with the advisory agreement. This reduction in the disposition fee would not impact a disposition fee paid in the event of a sale of an individual property or portfolio of properties. The reduced disposition fee in such situations was approved by the Company's board of directors on May 5, 2016. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds. As of March 31, 2017, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors. As of March 31, 2017, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of March 31, 2017, the Company has not incurred any subordinated termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended March 31, 2017 and 2016, the Company incurred $1,432,000 and $1,287,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended March 31, 2017 the Company incurred $277,000 in leasing commissions to the Property Manager. Leasing commission fees are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended March 31, 2017 the Company incurred $91,000 in construction management fees to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	March 31, 2017	December 31, 2016
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,608	$1,604
Carter Validus Real Estate Management Services, LLC	Property management fees	908	791
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	199	174
Carter Validus Real Estate Management Services, LLC	Construction management fees	58	66
		$2,773	$2,635

Note 9—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three months ended March 31, 2017 and 2016.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental and parking expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees, change in fair value of contingent consideration, interest expense, net, provision for loan losses and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's unsecured credit facility, real estate-related notes receivable and other assets not attributable to individual properties.
Summary information for the reportable segments during the three months ended March 31, 2017 and 2016, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended March 31, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$29,694	$21,696	$51,390
Expenses:
Rental and parking expenses	(4,784)	(2,607)	(7,391)
Segment net operating income	$24,910	$19,089	43,999
Expenses:
General and administrative expenses			(1,683)
Change in fair value of contingent consideration			1,140
Asset management fees			(4,819)
Depreciation and amortization			(18,067)
Income from operations			20,570
Other income (expense):
Other interest and dividend income			563
Interest expense, net			(8,665)
Provision for loan losses			(2,484)
Net income			$9,984

	Data Centers	Healthcare	Three Months Ended March 31, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$28,662	$27,848	$56,510
Expenses:
Rental and parking expenses	(4,823)	(1,816)	(6,639)
Segment net operating income	$23,839	$26,032	49,871
Expenses:
General and administrative expenses			(1,581)
Change in fair value of contingent consideration			(120)
Asset management fees			(4,787)
Depreciation and amortization			(16,999)
Income from operations			26,384
Other income (expense):
Other interest and dividend income			2,822
Interest expense, net			(10,614)
Net income			$18,592
Assets by each reportable segment as of March 31, 2017 and December 31, 2016 are as follows (amounts in thousands):

	March 31, 2017	December 31, 2016
Assets by segment:
Data centers	$1,094,095	$1,102,550
Healthcare	1,185,575	1,190,087
All other	50,834	45,017
Total assets	$2,330,504	$2,337,654
Capital additions by reportable segments for the three months ended March 31, 2017 and 2016 are as follows (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Capital additions by segment:
Data centers	$58	$182
Healthcare	4,443	10,250
Total capital additions	$4,501	$10,432

Note 10—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the nine months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2017	$138,908
2018	188,689
2019	191,957
2020	192,829
2021	187,931
Thereafter	1,378,068
$2,278,382
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the nine months ending December 31, 2017 and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2017	$525
2018	702
2019	746
2020	746
2021	753
Thereafter	37,083
$40,555
Note 11—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $109,586,000 and $116,402,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $108,472,000 and $114,783,000 as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $326,393,000 and $328,512,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $328,643,000 and $330,425,000 as of March 31, 2017 and December 31, 2016, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $41,237,000 and $41,604,000 as of March 31, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $168,000,000 and $148,000,000, which approximated its fair value, as of March 31, 2017 and December 31, 2016, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $204,591,000 and $203,055,000 as of March 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $210,000,000 and $210,000,000 as of March 31, 2017 and December 31, 2016, respectively.

Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of March 31, 2017. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
Contingent consideration—The Company has a contingent consideration obligation to pay a former owner in conjunction with a certain acquisition if specified future operational objectives are met over future reporting periods. Liabilities for contingent consideration will be measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes in fair value recorded in earnings as change in fair value of contingent consideration.
The estimated fair value of the contingent consideration was $4,500,000 and $5,640,000 as of March 31, 2017 and December 31, 2016, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes.
Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of March 31, 2017.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,900	$—	$3,900
Total assets at fair value	$—	$3,900	$—	$3,900
Liabilities:
Derivative liabilities	$—	$(574)	$—	$(574)
Contingent consideration obligation	—	—	(4,500)	(4,500)
Total liabilities at fair value	$—	$(574)	$(4,500)	$(5,074)

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,070	$—	$3,070
Total assets at fair value	$—	$3,070	$—	$3,070
Liabilities:
Derivative liabilities	$—	$(1,247)	$—	$(1,247)
Contingent consideration obligation	—	—	(5,640)	(5,640)
Total liabilities at fair value	$—	$(1,247)	$(5,640)	$(6,887)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Three Months Ended March 31,
	2017	2016
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,640	$5,340
Additions to contingent consideration obligation	—	—
Total changes in fair value included in earnings	(1,140)	120
Ending balance	$4,500	$5,460
Unrealized (gains) losses still held (1)	$(1,140)	$120

(1)	Represents the unrealized (gains) losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

Note 12—Derivative Instruments and Hedging Activities
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the three months ended March 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000, which was recorded in interest expense, net in the accompanying condensed consolidated statement of comprehensive income.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $327,000 will be reclassified from accumulated other comprehensive income as an increase to interest expense.
See Note 11—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$538,643	$3,900	$(574)	$540,425	$3,070	$(1,247)
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

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion and Accelerated Amounts)
Three Months Ended March 31, 2017
Interest rate swaps	$834	Interest Expense, Net	$(669)
Total	$834		$(669)
Three Months Ended March 31, 2016
Interest rate swaps	$(5,640)	Interest Expense, Net	$(1,777)
Total	$(5,640)		$(1,777)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. As of March 31, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $689,000.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2017	$3,900	$—	$3,900	$(29)	$—	$3,871
December 31, 2016	$3,070	$—	$3,070	$(10)	$—	$3,060

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2017	$574	$—	$574	$(29)	$—	$545
December 31, 2016	$1,247	$—	$1,247	$(10)	$—	$1,237
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.

Note 13—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	Unrealized (Loss) Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	834	834
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	669	669
Other comprehensive income	1,503	1,503
Balance as of March 31, 2017	$3,806	$3,326

	Unrealized (Loss) Income on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(5,640)	(5,640)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion and missed forecast)	1,777	1,777
Other comprehensive loss	(3,863)	(3,863)
Balance as of March 31, 2016	$(5,963)	$(6,443)
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Three Months Ended March 31,
	2017	2016
Interest rate swap contracts	$669	$1,777	Interest expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.

Note 15—Subsequent Events
Distributions Paid
On April 3, 2017, the Company paid aggregate distributions of $11,032,000 ($5,359,000 in cash and $5,673,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from March 1, 2017 through March 31, 2017.
On May 1, 2017, the Company paid aggregate distributions of $10,685,000 ($5,174,000 in cash and $5,511,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from April 1, 2017 through April 30, 2017.
Distributions Declared
On May 4, 2017, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2017 and ending on August 31, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock. The distributions declared for each record date in June 2017, July 2017 and August 2017 will be paid in July 2017, August 2017 and September 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Lease Termination
On April 25, 2017, the Company terminated a lease agreement with one of its tenants due to several events of default under the lease agreement by the tenant, which included the tenant's failure to pay certain rental amounts and failure to comply with certain financial covenants set forth in the lease agreement. After the lease termination, the tenant will continue to operate the property for a reasonable amount of time in a manner compliant with the state law requirements.
Tenant Experiencing Financial Difficulty
A tenant comprising approximately 5.0% of the Company’s rental revenue at March 31, 2017, has been experiencing financial difficulty and may undergo a restructuring of its liabilities.  As of May 12, 2017, the tenant is and has been current with rental payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2017, or the 2016 Annual Report on Form 10-K.
The terms “we,” “our,” "us" and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2016 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
Overview
We were formed on December 16, 2009 under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate in the data center and healthcare sectors. We may also invest in real estate-related investments that relate to such property types. We qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.
We ceased offering shares of common stock in our initial public offering of up to $1,746,875,000 in shares of common stock, or our Offering, on June 6, 2014. Upon completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to our distribution reinvestment plan, or the DRIP).
On April 14, 2014, we registered 10,526,315 shares of common stock in the First DRIP Offering for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. On November 25, 2015, we registered an additional 10,473,946 shares of common stock in the Second DRIP Offering for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3. Effective January 1, 2017, shares are offered pursuant to the Second DRIP Offering for a price per share of $9.519, which is the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, until such time as our board of directors determines a new estimated share value. We will continue to issue shares of common stock under the Second DRIP Offering until such time as we sell all of the shares registered for sale under the Second DRIP Offering, unless we file a new registration statement with the SEC or the Second DRIP Offering is terminated by our board of directors.

We refer to the First DRIP Offering and the Second DRIP Offering together as the "DRIP Offerings," and collectively with our Offering, our "Offerings." As of March 31, 2017, we had issued approximately 191,535,000 shares of common stock in our Offerings for gross proceeds of $1,896,389,000, before share repurchases of $59,963,000 and offering costs, selling commissions and dealer manager fees of $174,798,000.
On November 16, 2015, our board of directors, at the recommendation of the audit committee of the board, or the Audit Committee, which is comprised solely of independent directors, established an estimated net asset value, "NAV", per share of our common stock, or the "Estimated Per Share NAV", calculated as of September 30, 2015, of $10.05 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct, or NASD, Rule 2340. On November 28, 2016, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2016, of $10.02 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with Carter/Validus Advisors, LLC, or our Advisor, and an independent third-party valuation firm.
Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by our Advisor pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during our acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of March 31, 2017, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,218,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2016 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2016 Annual Report on Form 10-K.
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
Segment Reporting
We report our financial performance based on two reporting segments—commercial real estate investments in data centers and healthcare. See Note 9—"Segment Reporting" to the condensed consolidated financial statements for additional information on our two reporting segments.
Factors That May Influence Results of Operations
We are not aware of any material trends and uncertainties, other than national economic conditions affecting real estate generally, that may be reasonably expected to have a material impact, favorable or unfavorable, on revenues or incomes from the acquisition, management and operation of properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of March 31, 2017 and 2016:

	March 31,
	2017	2016
Number of commercial operating properties	84	78	(1)
Leased rentable square feet	6,109,000	5,890,000
Weighted average percentage of rentable square feet leased	98%	98%

(1)	As of March 31, 2016, we owned 79 real estate properties, one of which was under construction.
The following table summarizes our real estate properties' activity for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Commercial operating properties placed in service	1	—
Approximate aggregate cost of property placed in service	$19,466,000	$—
Leased rentable square feet of property placed in service	34,000	—
The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2017 and 2016.
These sections describe and compare our results of operations for the three months ended March 31, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Same store rental and parking revenue	$45,513	$52,103	$(6,590)
Non-same store rental and parking revenue	2,212	—	2,212
Same store tenant reimbursement revenue	3,509	4,321	(812)
Non-same store tenant reimbursement revenue	71	—	71
Other operating income	85	86	(1)
Total revenue	$51,390	$56,510	$(5,120)

•
Same store rental and parking revenue decreased primarily due to provision for doubtful accounts totaling $6.5 million during the three months ended March 31, 2017, which were a result of two tenants experiencing financial difficulties that we believe will result in material new lease terms. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 2.23% at our same store properties, which was offset by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of 5 properties and one property placed in service since January 1, 2016.

•
Same store tenant reimbursement revenue decreased primarily due to provision for doubtful accounts recorded for tenant reimbursement revenue in the amount of $1.2 million during the three months ended March 31, 2017, which was a result of two tenants experiencing financial difficulties that we believe will result in material new lease terms, offset by an increase in real estate taxes.

•	Non-same store tenant reimbursement revenue increased primarily as a result of the acquisition of 5 properties since January 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Same store rental and parking expenses	$7,203	$6,545	$658
Non-same store rental and parking expenses	188	94	94
General and administrative expenses	1,683	1,581	102
Change in fair value of contingent consideration	(1,140)	120	(1,260)
Asset management fees	4,819	4,787	32
Depreciation and amortization	18,067	16,999	1,068
Total expenses	$30,820	$30,126	$694

•
Same store rental and parking expenses, certain of which are subject to reimbursement by our tenants, increased primarily due to an increase in real estate taxes paid directly by two tenants during the three months ended March 31, 2016, which we now pay and is subject to reimbursement by our tenants.

•	Non-same store rental and parking expenses increased primarily due to the placing one property in service since January 1, 2016.

•	General and administrative expenses increased primarily due to an increase in professional fees.

•	The decrease in fair value of contingent consideration is due to a change in management's assessment of incurring a lower payout under the contingent consideration arrangement.

•	Depreciation and amortization increased primarily due to the increase in the weighted average depreciable basis of real estate investments.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$13	$13	$—
Dividends on preferred equity investment	—	2,461	(2,461)
Notes receivable interest and other income	534	332	202
Real estate-related notes receivable interest income	16	16	—
Total other interest and dividend income	563	2,822	(2,259)

Interest expense, net:
Interest on notes payable	(5,599)	(6,458)	859
Interest on unsecured credit facility	(2,986)	(2,123)	(863)
Amortization of deferred financing costs	(941)	(1,151)	210
Capitalized interest	861	251	610
Loss on debt extinguishment	—	(1,133)	1,133
Total interest expense, net	(8,665)	(10,614)	1,949
Provision for loan losses	(2,484)	—	(2,484)
Total other expense	(10,586)	(7,792)	(2,794)
Net income	$9,984	$18,592	$(8,608)

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•
Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance on notes receivable, which resulted in an increase in notes receivable interest income.

•
Interest on notes payable decreased due to the payoff of one note payable during the three months ended March 31, 2017 in the amount of $5.6 million and the payoff of two notes payable during the year ended December 31, 2016 in the aggregate amount of $44.7 million. The outstanding principal balance on notes payable was $478.4 million as of March 31, 2017, as compared to $508.9 million as of March 31, 2016.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $371.3 million as of March 31, 2017, and $300.1 million as of March 31, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $53.3 million for the three months ended March 31, 2017, as compared to $15.1 million for the three months ended March 31, 2016.

•	Provision for loan losses increased due to a $2.5 million reserve of two notes receivable and accrued interest as of March 31, 2017.
Organization and Offering Costs
Prior to the termination of our Offering on June 6, 2014, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds as of the date of the reimbursement. Since inception and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, which is an affiliate of our Advisor, and we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2% of total gross offering proceeds, which were approximately $1,716,046,000.
Subsequent to the termination of our Offering and as of March 31, 2017, we had incurred approximately $172,000 in other offering costs related to the DRIP Offerings.

Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 8—"Related-Party Transactions and Arrangements" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of March 31, 2017.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, borrowings on our unsecured credit facility, and secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the acquisition of real estate and real estate-related notes and investments and payments of tenant improvements, acquisition related costs, operating expenses, distributions and repurchases to stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our unsecured credit facility and proceeds from secured or unsecured borrowings from banks or other lenders.
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
Capital Expenditures
We will require approximately $19.6 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of

March 31, 2017, we had $2.3 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2017, we had approximately $48.5 million in cash and cash equivalents. For the three months ended March 31, 2017, we had capital expenditures of $4.5 million that primarily related to two healthcare real estate investments.
Unsecured Credit Facility
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of March 31, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $514,575,000 and an aggregate outstanding principal balance of $378,000,000. As of March 31, 2017, $136,575,000 remained available to be drawn under the unsecured credit facility.
Cash Flows
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Three Months Ended March 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$29,619	$29,168	$451
Net cash used in investing activities	$5,001	$12,035	$(7,034)
Net cash used in financing activities	$18,764	$9,225	$9,539
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at our same store properties and the acquisition of five operating properties and placing one property in service subsequent to March 31, 2016, partially offset by increased operating expenses.

Investing Activities

•	Net cash used in investing activities decreased due to a decrease in capital expenditures of $5.9 million and a decrease in notes receivable advances of $1.1 million.
Financing Activities

•
Net cash used in financing activities increased due to an increase in payments of deferred financing costs of $1.4 million related to the extension of the maturity date of the revolving line of credit portion of the credit facility, an increase in repurchases of our common stock of $3.7 million, an increase in distributions to common stockholders of $0.7 million, an increase in distributions to noncontrolling interests of $0.3 million and a decrease in proceeds from our unsecured credit facility of $30.0 million, offset by a decrease in payments on notes payable of $26.0 million and a decrease in payments to escrow funds of $0.6 million.

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

We have funded distributions with operating cash flows from our properties, funds equal to amounts reinvested in the DRIP Offerings and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Distributions paid in cash - common stockholders	$15,309,000		$14,559,000
Distributions reinvested (shares issued)	16,621,000		17,084,000
Total distributions	$31,930,000		$31,643,000
Source of distributions:
Cash flows provided by operations (1)	$15,309,000	48%	$14,559,000	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	16,621,000	52%	17,084,000	54%
Total sources	$31,930,000	100%	$31,643,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of March 31, 2017 were $11.0 million for common stockholders. These distributions were paid on April 3, 2017.
For the three months ended March 31, 2017, we paid and declared distributions of approximately $31.9 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the three months ended March 31, 2017 of $26.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2017, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Contractual Obligations
As of March 31, 2017, we had approximately $856,352,000 of principal debt outstanding, of which $478,352,000 related to notes payable and $378,000,000 related to the unsecured credit facility. See Note 7—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2017 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$49,635		$7,962	$48,790	$2,085	$108,472
Interest payments — fixed rate debt	5,071		6,388	5,495	18	16,972
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	146,064	(5)	257,579	135,000	—	538,643
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	18,195		18,395	1,794	—	38,384
Principal payments — variable rate debt	1,456		207,781	—	—	209,237
Interest payments — variable rate debt (3)	6,883		3,018	—	—	9,901
Contingent consideration (4)	—		4,500	—	—	4,500
Capital expenditures	19,575		2,047	—	—	21,622
Ground lease payments	665		1,574	1,558	37,098	40,895
Total	$247,544		$509,244	$192,637	$39,201	$988,626

(1)	As of March 31, 2017, we had $538.6 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2017 to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of March 31, 2017 to calculate the debt payment obligations in future periods.

(4)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million in cash and a minimum payout of $0 as of March 31, 2017.

(5)
Of this amount, $105.9 million relates to one loan agreement, the maturity date of which is August 21, 2017, subject to our right to a two-year extension and $18.7 million relates to one loan agreement, the maturity date of which is October 11, 2017, subject to our right to two one-year extensions. In addition, $51.2 million relates to three loan agreements of which the Company may exercise its right to add to the unencumbered pool of the unsecured credit facility.

Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 8—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
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
Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of its investment in real estate assets.
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
Presentation of this information is intended to assist management and investors in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO and MFFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO and MFFO are not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance, as an indication of our liquidity, or indicative of funds available for our cash needs, including our ability to make distributions to our stockholders. FFO and MFFO should be reviewed in conjunction with other measurements as an indication of our performance. MFFO has limitations as a performance measure. However, MFFO may be useful in assisting management and investors in assessing the sustainability of operating performance in future operating periods, and in particular, after the offering and acquisition stages are complete and net asset value is disclosed. MFFO is not a useful measure in evaluating net asset value since impairment write-downs are taken into account in determining net asset value but not in determining MFFO.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2017		2016
Net income attributable to common stockholders	$8,903		$17,664
Adjustments:
Depreciation and amortization	18,067		16,999
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(727)		(755)
FFO attributable to common stockholders	$26,243		$33,908
Adjustments:
Amortization of intangible assets and liabilities (1)	$(776)		$(859)
Change in fair value of contingent consideration	(1,140)		120
Straight-line rent (2)	(3,849)		(6,551)
Loss on debt extinguishment	—		1,133
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(20)	(3)	392	(4)
MFFO attributable to common stockholders	$20,458		$28,143
Weighted average common shares outstanding - basic	185,300,384		181,975,405
Weighted average common shares outstanding - diluted	185,317,075		181,992,093
Net income per common share - basic	$0.05		$0.10
Net income per common share - diluted	$0.05		$0.10
FFO per common share - basic	$0.14		$0.19
FFO per common share - diluted	$0.14		$0.19

(1)
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

(2)
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

(3)	Of this amount, $(212,000) related to straight-line rents and $192,000 related to above- and below-market leases.

(4)	Of this amount, $151,000 related to straight-line rents and $241,000 related to above- and below-market leases.

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
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
The following table summarizes our principal debt outstanding as of March 31, 2017 (amounts in thousands):

March 31, 2017
Notes payable:
Fixed rate notes payable	$108,472
Variable rate notes payable fixed through interest rate swaps	328,643
Variable rate notes payable	41,237
Total notes payable	478,352
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	168,000
Total unsecured credit facility	378,000
Total principal debt outstanding (1)	$856,352

(1)	As of March 31, 2017, the weighted average interest rate on our total debt outstanding was 3.9%.
As of March 31, 2017, $209.2 million of the $856.4 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.3% per annum. As of March 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.0 million per year.
As of March 31, 2017, we had 18 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $538.6 million and an aggregate settlement asset value of $3.1 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $8.4 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 30, 2017, except as noted below.
Distributions paid from sources other than our cash flows from operations will result in us having fewer funds available for the acquisition of properties and other real estate-related investments, which may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2017, our cash flows provided by operations of approximately $29.6 million was a shortfall of $2.3 million, or 7.2%, of our distributions (total distributions were approximately $31.9 million, of which $15.3 million was cash and $16.6 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2016, our cash flows provided by operations of approximately $121.8 million was a shortfall of $6.3 million, or 4.9%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of March 31, 2017, we owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 12.2% and11.8%, respectively, of contractual rental revenue for the three months ended March 31, 2017. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of March 31, 2017, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 11.7% of rental revenue for the three months ended March 31, 2017.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of March 31, 2017, approximately 62.1% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with a new methodology that will focus on payment based upon quality outcomes. The second payment model created by MACRA is the Merit-Based Incentive Payment System (MIPS), which will combine the PQRS and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality; (ii) resource use; (iii) clinical practice improvement and (iv) advancing care information through the use of certified EHR technology.
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement to payment based upon quality outcomes have increased the uncertainty of payments.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $8.3 billion under the risk corridor payment program that is currently disputed by the federal government. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange. If the insurance companies do not receive the payments, the insurance companies may cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.

In addition, the healthcare legislation passed in 2010 included new payment models with new shared savings programs and demonstration programs that include bundled payment models and payments contingent upon reporting on satisfaction of quality benchmarks. The new payment models will likely change how physicians are paid for services. These changes could have a material adverse effect on the financial condition of some or all of our tenants. The financial impact on our tenants could restrict their ability to make rent payments to us, which would have a material adverse effect on our business, financial condition and results of operations and our ability to pay distributions to stockholders.
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services applies a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that did not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”. At this time, the implications of this Executive Order are unknown, but it is possible that it may adversely impact the insurance exchanges or remove the requirement for all individuals to obtain insurance. If individuals are not required to have insurance or if the insurance exchange products are not available to the general public, our tenants would not have as many patients that have insurance coverage, which could adversely impact the tenant’s revenues and ability to pay rent.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S (collectively, the “Healthcare Reform Act”). The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act. The legislation still must be approved by the Senate, where it is expected to be debated at length and may not be approved. Alternatively, any final bill that is approved by the Senate, the House of Representatives and the President may have modifications from the version approved by the House of Representatives on May 4, 2017. The current legislation approved by the House of Representatives focuses upon, among other items, modifying the individual responsibility to purchase insurance, modifying employer obligations to purchase insurance and modifying the funding for Medicaid programs. The legislation could impact the number of individuals that have insurance to pay for healthcare services, which could impact our tenants’ collections. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2017, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
As of March 31, 2017, we had issued approximately 191.5 million shares of common stock in our Offerings for gross proceeds of $1,896.4 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable and $19.4 million in notes receivable as of March 31, 2017. In addition, as of March 31, 2017, we had invested $162.9 million in capital improvements related to certain real estate investments.
Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent estimated value of our shares, which currently is $10.02, and the period of time each stockholder has held their shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
During the three months ended March 31, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
01/01/2017 - 01/31/2017	521,254	$9.84	521,254	$—
02/01/2017 - 02/28/2017	430,624	$9.82	430,624	$—
03/01/2017 - 03/31/2017	280,210	$9.79	280,210	$—
Total	1,232,088		1,232,088
During the three months ended March 31, 2017, we repurchased approximately $12,101,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended March 31, 2017.
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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: May 12, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the three months ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

99.1
Consent of Robert A. Stanger & Co., Inc. (Included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-54675) filed on March 30, 2017, and incorporated herein by reference)

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