Form 10-Q
period 2017-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2017-08-10
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 7, 2017, there were approximately 186,643,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2017	December 31, 2016
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$181,960
Buildings and improvements, less accumulated depreciation of $180,030 and $152,486, respectively ($83,347 and $84,760, respectively, related to VIE)	1,812,123	1,812,769
Construction in process	—	16,143
Total real estate, net ($87,627 and $89,040, respectively, related to VIE)	1,994,083	2,010,872
Cash and cash equivalents ($2,068 and $2,308, respectively, related to VIE)	45,394	42,613
Acquired intangible assets, less accumulated amortization of $61,852 and $53,372, respectively ($6,099 and $6,465, respectively, related to VIE)	169,950	178,430
Other assets, net ($9,878 and $8,525, respectively, related to VIE)	110,525	105,739
Total assets	$2,319,952	$2,337,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $1,777 and $2,542, respectively ($50,876 and $51,283, respectively, related to VIE)	$468,491	$484,270
Credit facility, net of deferred financing costs of $1,303 and $1,789, respectively	386,697	356,211
Accounts payable due to affiliates ($55 and $54, respectively, related to VIE)	2,695	2,635
Accounts payable and other liabilities ($3,509 and $3,825, respectively, related to VIE)	41,212	40,196
Intangible lease liabilities, less accumulated amortization of $18,071 and $16,332, respectively ($7,518 and $8,030, respectively, related to VIE)	47,659	49,398
Total liabilities	946,754	932,710
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 193,374,412 and 189,848,165 shares issued, respectively; 186,048,460 and 184,909,673 shares outstanding, respectively	1,860	1,849
Additional paid-in capital	1,635,907	1,625,862
Accumulated distributions in excess of earnings	(302,251)	(258,878)
Accumulated other comprehensive income	2,942	1,823
Total stockholders’ equity	1,338,458	1,370,656
Noncontrolling interests	34,740	34,288
Total equity	1,373,198	1,404,944
Total liabilities and stockholders’ equity	$2,319,952	$2,337,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rental and parking revenue	$50,752	$54,113	$98,562	$106,302
Tenant reimbursement revenue	5,237	4,774	8,817	9,095
Total revenue	55,989	58,887	107,379	115,397
Expenses:
Rental and parking expenses	7,713	7,373	15,104	14,012
General and administrative expenses	1,997	1,587	3,680	3,168
Change in fair value of contingent consideration	100	125	(1,040)	245
Acquisition related expenses	—	1,640	—	1,640
Asset management fees	4,827	4,877	9,646	9,664
Depreciation and amortization	18,088	17,349	36,155	34,348
Total expenses	32,725	32,951	63,545	63,077
Income from operations	23,264	25,936	43,834	52,320
Other income (expense):
Other interest and dividend income	491	2,857	1,054	5,679
Interest expense, net	(8,859)	(9,213)	(17,524)	(19,827)
Provision for loan losses	(1,688)	(1,666)	(4,172)	(1,666)
Total other expense	(10,056)	(8,022)	(20,642)	(15,814)
Net income	13,208	17,914	23,192	36,506
Net income attributable to noncontrolling interests in consolidated partnerships	(1,039)	(1,061)	(2,120)	(1,989)
Net income attributable to common stockholders	$12,169	$16,853	$21,072	$34,517
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(384)	$(2,606)	$1,119	$(6,469)
Other comprehensive (loss) income	(384)	(2,606)	1,119	(6,469)
Comprehensive income	12,824	15,308	24,311	30,037
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(1,039)	(1,061)	(2,120)	(1,989)
Comprehensive income attributable to common stockholders	$11,785	$14,247	$22,191	$28,048
Weighted average number of common shares outstanding:
Basic	185,897,525	182,743,182	185,600,604	182,372,560
Diluted	185,911,968	182,762,094	185,616,171	182,392,594
Net income per common share attributable to common stockholders:
Basic	$0.07	$0.09	$0.11	$0.19
Diluted	$0.07	$0.09	$0.11	$0.19
Distributions declared per common share	$0.17	$0.17	$0.35	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
Vesting of restricted stock	4,500	—	45	—	—	45	—	45
Issuance of common stock under the distribution reinvestment plan	3,521,747	35	33,506	—	—	33,541	—	33,541
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,668)	(1,668)
Distributions declared to common stockholders	—	—	—	(64,445)	—	(64,445)	—	(64,445)
Other offering costs	—	—	(32)	—	—	(32)	—	(32)
Repurchase of common stock	(2,387,460)	(24)	(23,474)	—	—	(23,498)	—	(23,498)
Other comprehensive income	—	—	—	—	1,119	1,119	—	1,119
Net income	—	—	—	21,072	—	21,072	2,120	23,192
Balance, June 30, 2017	186,048,460	$1,860	$1,635,907	$(302,251)	$2,942	$1,338,458	$34,740	$1,373,198
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$23,192	$36,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,155	34,348
Amortization of deferred financing costs	1,959	2,279
Amortization of above-market leases	186	232
Amortization of intangible lease liabilities	(1,739)	(1,950)
Provision for doubtful accounts	9,259	809
Provision for loan losses	4,172	1,666
Loss on debt extinguishment	—	1,133
Straight-line rent	(7,787)	(12,689)
Stock-based compensation	45	45
Change in fair value of contingent consideration	(1,040)	245
Changes in operating assets and liabilities:
Accounts payable and other liabilities	441	1,686
Accounts payable due to affiliates	14	142
Other assets	(6,248)	(5,707)
Net cash provided by operating activities	58,609	58,745
Cash flows from investing activities:
Investment in real estate	—	(71,000)
Capital expenditures	(9,472)	(30,830)
Real estate deposits, net	—	450
Notes receivable advances	(500)	(3,519)
Net cash used in investing activities	(9,972)	(104,899)
Cash flows from financing activities:
Payments on notes payable	(16,544)	(37,353)
Proceeds from credit facility	30,000	135,000
Payments of deferred financing costs	(1,409)	(401)
Repurchase of common stock	(23,498)	(16,996)
Offering costs	(32)	(9)
Distributions to stockholders	(31,160)	(29,629)
Distributions to noncontrolling interests in consolidated partnerships	(1,668)	(1,113)
Net cash (used in) provided by financing activities	(44,311)	49,499
Net change in cash, cash equivalents and restricted cash	4,326	3,345
Cash, cash equivalents and restricted cash - Beginning of period	57,605	43,070
Cash, cash equivalents and restricted cash - End of period	$61,931	$46,415
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $1,736 and $801, respectively	$17,334	$17,191
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$33,541	$34,138
Net unrealized gain (loss) on interest rate swap	$1,119	$(6,469)
Accrued capital expenditures	$1,641	$7,459
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017
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
As of June 30, 2017, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs.
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
On May 22, 2017, the Company registered 11,387,512 shares of common stock with a price per share of $9.519, based on the price per share formula set forth in the registration statement on Form S-3 (which price may change upon the Company's calculation of an updated net asset value per share), for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the DRIP Offering.
As of June 30, 2017, the Company had issued approximately 193,312,000 shares of common stock in the Offerings for gross proceeds of $1,913,309,000, before share repurchases of $71,360,000 and offering costs, selling commissions and dealer manager fees of $174,825,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the three months ended June 30, 2017 and 2016, the Company recorded $1,595,000 and $809,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded $9,259,000 and $809,000, respectively, in provision for doubtful accounts related to reserves for rental and parking revenue and tenant reimbursement revenue, which are recognized in the accompanying condensed consolidated statements of comprehensive income as a deduction from rental and parking revenue and tenant reimbursement revenue.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable, and recorded in other interest and dividend income in the accompanying condensed consolidated statements of comprehensive income.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Evaluating a note receivable for potential impairment requires management to exercise significant judgment. As of June 30, 2017 and December 31, 2016, the aggregate balance on the Company's notes receivable before allowances for loan losses was $15,019,000 and $19,422,000, respectively. For the three months ended June 30, 2017 and 2016, the Company recorded $1,688,000 and $1,666,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company recorded $4,172,000 and $1,666,000, respectively, as an allowance to reduce the carrying value of notes receivable and accrued interest related to two tenants in provision for loan losses in the accompanying condensed consolidated financial statements.

Concentration of Credit Risk and Significant Leases
As of June 30, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of, or lack of access to, cash in its accounts.
As of June 30, 2017, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 10.4% and 12.1%, respectively, of contractual rental revenue for the six months ended June 30, 2017.
As of June 30, 2017, the Company had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 11.9% of rental revenue for the six months ended June 30, 2017.
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash is reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 5—"Other Assets, Net." Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets.
On April 1, 2017, the Company adopted ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the Company’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in an increase of $1,604,000 in net cash provided by financing activities and an increase of $169,000 in net cash provided by operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2016.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
Beginning of period:	2017	2016
Cash and cash equivalents	$42,613	$28,527
Restricted cash	14,992	14,543
Cash, cash equivalents and restricted cash	$57,605	$43,070

End of period:
Cash and cash equivalents	$45,394	$30,099
Restricted cash	16,537	16,316
Cash, cash equivalents and restricted cash	$61,931	$46,415
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
During the six months ended June 30, 2017, the Company received valid repurchase requests related to approximately 2,387,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $23,498,000 (an average of $9.84 per share). During the six months ended June 30, 2016, the Company received valid repurchase requests related to approximately 1,758,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $16,996,000 (an average of $9.67 per share).
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended June 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 14,000 and 19,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period. For the six months ended June 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 16,000 and 20,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14. As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the condensed consolidated financial statements.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as common area maintenance, contained within each lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company's condensed consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts will be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2017-05 will have on the Company’s condensed consolidated financial statements. The Company does not expect that the adoption of ASU 2017-05 will have a material impact on the condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	June 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $60,131 and $51,837, respectively (with a weighted average remaining life of 12.5 years and 12.9 years, respectively)	$164,497	$172,791
Above-market leases, net of accumulated amortization of $1,463 and $1,303, respectively (with a weighted average remaining life of 9.8 years and 10.3 years, respectively)	2,897	3,057
Ground lease interest, net of accumulated amortization of $258 and $232, respectively (with a weighted average remaining life of 59.1 years and 59.5 years, respectively)	2,556	2,582
	$169,950	$178,430
The aggregate weighted average remaining life of the acquired intangible assets was 13.2 years and 13.5 years as of June 30, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the three months ended June 30, 2017 and 2016 was $4,240,000 and $4,409,000, respectively, and for the six months ended June 30, 2017 and 2016 was $8,480,000 and $8,755,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.
Note 4—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	June 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $17,708 and $16,031, respectively (with a weighted average remaining life of 16.7 years and 17.1 years, respectively)	$42,697	$44,374
Ground leasehold liabilities, net of accumulated amortization of $363 and $301, respectively (with a weighted average remaining life of 41.7 years and 42.2 years, respectively)	4,962	5,024
	$47,659	$49,398
The aggregate weighted average remaining life of intangible lease liabilities was 19.3 years and 19.6 years as of June 30, 2017 and December 31, 2016, respectively.
Amortization of the intangible lease liabilities for the three months ended June 30, 2017 and 2016 was $870,000 and $975,000, respectively, and for the six months ended June 30, 2017 and 2016 was $1,739,000 and $1,950,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue and amortization expense of ground leasehold liabilities is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income.

Note 5—Other Assets, Net
Other assets, net consisted of the following as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $6,544 and $5,833, respectively	$1,578	$877
Lease commissions, net of accumulated amortization of $838 and $557, respectively	4,878	4,869
Investments in unconsolidated partnerships	123	113
Tenant receivables, net of allowances for doubtful accounts of $3,239 and $6,007, respectively	6,134	10,475
Notes receivable, net of allowances for loan losses of $2,858 and $4,294, respectively	12,161	15,128
Real estate-related notes receivable	514	514
Straight-line rent receivable	62,333	53,545
Restricted cash	16,537	14,992
Derivative assets	3,418	3,070
Prepaid and other assets	2,849	2,156
	$110,525	$105,739
Note 6—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$7,724	$7,200
Accrued interest expense	2,807	2,855
Accrued property taxes	3,594	4,277
Contingent consideration obligations	4,600	5,640
Distributions payable to stockholders	10,713	10,968
Tenant deposits	1,039	1,039
Deferred rental income	10,259	6,970
Derivative liabilities	476	1,247
	$41,212	$40,196

Note 7—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of June 30, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	June 30, 2017	December 31, 2016
Notes payable:
Fixed rate notes payable	$102,516	$114,783
Variable rate notes payable fixed through interest rate swaps	326,868	330,425
Variable rate notes payable	40,884	41,604
Total notes payable, principal amount outstanding	470,268	486,812
Unamortized deferred financing costs related to notes payable	(1,777)	(2,542)
Total notes payable, net of deferred financing costs	468,491	484,270
Unsecured credit facility:
Revolving line of credit	178,000	148,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	388,000	358,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	(1,303)	(1,789)
Total unsecured credit facility, net of deferred financing costs	386,697	356,211
Total debt outstanding	$855,188	$840,481
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

•	On February 10, 2017, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $5,645,000 at the time of repayment.

•	On June 28, 2017, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $5,337,000 at the time of repayment.

•
During the six months ended June 30, 2017, the Company removed a portfolio of certain healthcare properties from the unencumbered pool of the unsecured credit facility due to a tenant undergoing a restructuring of its liabilities, which decreased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $58,608,000.

•	During the six months ended June 30, 2017, the Company made a draw of $30,000,000 on its unsecured credit facility related to repayments of matured notes payable and general corporate purposes.

•
As of June 30, 2017, the Company had a total unencumbered pool availability under the unsecured credit facility of $453,921,000 and an aggregate outstanding principal balance of $388,000,000. As of June 30, 2017, $65,921,000 remained available to be drawn on the unsecured credit facility.

The principal payments due on the notes payable and unsecured credit facility for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2017	$174,422	(1)
2018	326,965
2019	170,719
2020	136,160
2021	1,239
Thereafter	48,763
	$858,268

(1)
Of this amount, $105,850,000 relates to one loan agreement with a maturity date of August 21, 2017, subject to the Company's right to a two-year extension and $18,575,000 relates to one loan agreement with a maturity date of October 11, 2017, subject to the Company's right to two one-year extensions. The Company may refinance these loan agreements or exercise the extension options depending upon refinancing terms available at the time. In addition, $45,476,000 relates to two loan agreements that the Company may elect to add to the unencumbered pool of the unsecured credit facility.

Note 8—Related-Party Transactions and Arrangements
The Company pays to the Advisor 2.0% of the contract purchase price of each property or asset acquired, 2.0% of the cost of development/redevelopment projects, other than the initial acquisition of the property, and 2.0% of the amount advanced with respect to a mortgage loan. For the three months ended June 30, 2017 and 2016, the Company incurred $0 and $1,420,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred $0 and $1,420,000, respectively, in acquisition fees to the Advisor or its affiliates related to investments in real estate.
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended June 30, 2017 and 2016, the Company incurred $4,827,000 and $4,877,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred $9,646,000 and $9,664,000, respectively, in asset management fees to the Advisor.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended June 30, 2017 and 2016, the Advisor allocated $498,000 and $429,000, respectively, and for the six months ended June 30, 2017 and 2016, the Advisor allocated $953,000 and $857,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more properties, the Company will pay the Advisor a disposition fee up to the lesser of 1.0% of the contract sales price and one-half of the brokerage commission paid if a third party broker is involved. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Notwithstanding the terms of the advisory agreement, the Advisor agreed to receive a reduced disposition fee payable to the Advisor or its affiliates in the event of a disposition of all or substantially all of the assets of the Company, a sale of the Company, or a merger with a change of control of the Company, of up to the lesser of 50% of the fees paid in the aggregate to third party investment bankers for such transaction, not to exceed 0.5% of the transaction price. The disposition fee is otherwise payable in accordance with the advisory agreement. This reduction in the disposition fee would not impact a disposition fee paid in the event of a sale of an individual property or portfolio of properties. The reduced disposition fee in such situations was approved by the Company's board of directors on May 5, 2016. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of June 30, 2017, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.

Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of June 30, 2017, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2017, the Company has not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended June 30, 2017 and 2016, the Company incurred $1,012,000 and $1,324,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred $2,444,000 and $2,611,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income. For the three months ended June 30, 2017 and 2016, the Company incurred $0 and $277,000, respectively, and for the six months ended June 30, 2017 and 2016, the Company incurred $277,000 and $277,000, respectively, in leasing commissions to the Property Manager. Leasing commissions are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three and six months ended June 30, 2017, the Company incurred $138,000 and $229,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	June 30, 2017	December 31, 2016
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,610	$1,604
Carter Validus Real Estate Management Services, LLC	Property management fees	566	791
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	407	174
Carter Validus Real Estate Management Services, LLC	Construction management fees	112	66
		$2,695	$2,635

Note 9—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and six months ended June 30, 2017 and 2016.
The Company evaluates performance based on net operating income of the individual properties in each segment. Net operating income, a non-GAAP financial measure, is defined as total revenues, less rental and parking expenses, which excludes depreciation and amortization, general and administrative expenses, asset management fees, acquisition related expenses, change in fair value of contingent consideration, interest expense, net, provision for loan losses and other interest and dividend income. The Company believes that segment net operating income serves as a useful supplement to net income because it allows investors and management to measure unlevered property-level operating results and to compare operating results to the operating results of other real estate companies between periods on a consistent basis. Segment net operating income should not be considered as an alternative to net income determined in accordance with GAAP as an indicator of financial performance, and accordingly, the Company believes that in order to facilitate a clear understanding of the consolidated historical operating results, segment net operating income should be examined in conjunction with net income as presented in the accompanying condensed consolidated financial statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's unsecured credit facility, real estate-related notes receivable and other assets not attributable to individual properties.

Summary information for the reportable segments during the three and six months ended June 30, 2017 and 2016, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$30,112	$25,877	$55,989
Expenses:
Rental and parking expenses	(5,229)	(2,484)	(7,713)
Segment net operating income	$24,883	$23,393	48,276
Expenses:
General and administrative expenses			(1,997)
Change in fair value of contingent consideration			(100)
Asset management fees			(4,827)
Depreciation and amortization			(18,088)
Income from operations			23,264
Other income (expense):
Other interest and dividend income			491
Interest expense, net			(8,859)
Provision for loan losses			(1,688)
Net income			$13,208

	Data Centers	Healthcare	Three Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$28,971	$29,916	$58,887
Expenses:
Rental and parking expenses	(4,936)	(2,437)	(7,373)
Segment net operating income	$24,035	$27,479	51,514
Expenses:
General and administrative expenses			(1,587)
Change in fair value of contingent consideration			(125)
Acquisition related expenses			(1,640)
Asset management fees			(4,877)
Depreciation and amortization			(17,349)
Income from operations			25,936
Other income (expense):
Other interest and dividend income			2,857
Interest expense, net			(9,213)
Provision for loan losses			(1,666)
Net income			$17,914

	Data Centers	Healthcare	Six Months Ended June 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$59,806	$47,573	$107,379
Expenses:
Rental and parking expenses	(10,013)	(5,091)	(15,104)
Segment net operating income	$49,793	$42,482	92,275
Expenses:
General and administrative expenses			(3,680)
Change in fair value of contingent consideration			1,040
Asset management fees			(9,646)
Depreciation and amortization			(36,155)
Income from operations			43,834
Other income (expense):
Other interest and dividend income			1,054
Interest expense, net			(17,524)
Provision for loan losses			(4,172)
Net income			$23,192

	Data Centers	Healthcare	Six Months Ended June 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$57,633	$57,764	$115,397
Expenses:
Rental and parking expenses	(9,759)	(4,253)	(14,012)
Segment net operating income	$47,874	$53,511	101,385
Expenses:
General and administrative expenses			(3,168)
Change in fair value of contingent consideration			(245)
Acquisition related expenses			(1,640)
Asset management fees			(9,664)
Depreciation and amortization			(34,348)
Income from operations			52,320
Other income (expense):
Other interest and dividend income			5,679
Interest expense, net			(19,827)
Provision for loan losses			(1,666)
Net income			$36,506
Assets by each reportable segment as of June 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	June 30, 2017	December 31, 2016
Assets by segment:
Data centers	$1,087,283	$1,102,550
Healthcare	1,191,007	1,190,087
All other	41,662	45,017
Total assets	$2,319,952	$2,337,654

Capital additions and acquisitions by reportable segments for the six months ended June 30, 2017 and 2016 are as follows (amounts in thousands):

	Six Months Ended June 30,
	2017	2016
Capital additions and acquisitions by segment:
Data centers	$579	$7,139
Healthcare	8,893	94,691
Total capital additions and acquisitions	$9,472	$101,830
Note 10—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the six months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2017	$95,122
2018	193,897
2019	197,303
2020	198,317
2021	193,566
Thereafter	1,452,795
$2,331,000
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the six months ending December 31, 2017 and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2017	$350
2018	702
2019	746
2020	746
2021	753
Thereafter	37,083
$40,380

Note 11—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $104,566,000 and $116,402,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $102,516,000 and $114,783,000 as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $326,448,000 and $328,512,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $326,868,000 and $330,425,000 as of June 30, 2017 and December 31, 2016, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $40,884,000 and $41,604,000 as of June 30, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $178,000,000 and $148,000,000, which approximated its fair value, as of June 30, 2017 and December 31, 2016, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $206,717,000 and $203,055,000 as of June 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $210,000,000 and $210,000,000 as of June 30, 2017 and December 31, 2016, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of June 30, 2017. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
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
The estimated fair value of the contingent consideration was $4,600,000 and $5,640,000 as of June 30, 2017 and December 31, 2016, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes.
Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,450,000 and a minimum payout of $0 as of June 30, 2017.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,418	$—	$3,418
Total assets at fair value	$—	$3,418	$—	$3,418
Liabilities:
Derivative liabilities	$—	$(476)	$—	$(476)
Contingent consideration obligation	—	—	(4,600)	(4,600)
Total liabilities at fair value	$—	$(476)	$(4,600)	$(5,076)

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,070	$—	$3,070
Total assets at fair value	$—	$3,070	$—	$3,070
Liabilities:
Derivative liabilities	$—	$(1,247)	$—	$(1,247)
Contingent consideration obligation	—	—	(5,640)	(5,640)
Total liabilities at fair value	$—	$(1,247)	$(5,640)	$(6,887)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Liabilities:
Contingent consideration obligation:
Beginning balance	$4,500	$5,460	$5,640	$5,340
Additions to contingent consideration obligation	—	—	—	—
Total changes in fair value included in earnings	100	125	(1,040)	245
Ending balance	$4,600	$5,585	$4,600	$5,585
Unrealized losses (gains) still held (1)	$100	$125	$(1,040)	$245

(1)	Represents the unrealized losses (gains) recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the three months ended June 30, 2016, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the six months ended June 30, 2016, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000, which was recorded in interest expense, net in the accompanying condensed consolidated statement of comprehensive income.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $260,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 11—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$536,868	$3,418	$(476)	$540,425	$3,070	$(1,247)
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

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion and Accelerated Amounts)
Three Months Ended June 30, 2017
Interest rate swaps	$(744)	Interest expense, net	$(360)
Total	$(744)		$(360)
Three Months Ended June 30, 2016
Interest rate swaps	$(3,680)	Interest expense, net	$(1,074)
Total	$(3,680)		$(1,074)
Six Months Ended June 30, 2017
Interest rate swaps	$90	Interest expense, net	$(1,029)
Total	$90		$(1,029)
Six Months Ended June 30, 2016
Interest rate swaps	$(9,320)	Interest expense, net	$(2,851)
Total	$(9,320)		$(2,851)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $533,000.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2017	$3,418	$—	$3,418	$(35)	$—	$3,383
December 31, 2016	$3,070	$—	$3,070	$(10)	$—	$3,060

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2017	$476	$—	$476	$(35)	$—	$441
December 31, 2016	$1,247	$—	$1,247	$(10)	$—	$1,237
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 13—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	90	90
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,029	1,029
Other comprehensive income	1,119	1,119
Balance as of June 30, 2017	$3,422	$2,942

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(9,320)	(9,320)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion and missed forecast)	2,851	2,851
Other comprehensive loss	(6,469)	(6,469)
Balance as of June 30, 2016	$(8,569)	$(9,049)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income
	Six Months Ended June 30,
	2017	2016
Interest rate swap contracts	$1,029	$2,851	Interest expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 15—Subsequent Events
Distributions Paid
On July 3, 2017, the Company paid aggregate distributions of $10,713,000 ($5,196,000 in cash and $5,517,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from June 1, 2017 through June 30, 2017.
On August 1, 2017, the Company paid aggregate distributions of $11,071,000 ($5,374,000 in cash and $5,697,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from July 1, 2017 through July 31, 2017.
Distributions Declared
On August 3, 2017, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on September 1, 2017 and ending on November 30, 2017. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock. The distributions declared for each record date in September 2017, October 2017 and November 2017 will be paid in October 2017, November 2017 and December 2017, respectively. The distributions will be payable to stockholders from legally available funds therefor.

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
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
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
On April 14, 2014, we registered 10,526,315 shares of common stock in the First DRIP Offering for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. On November 25, 2015, we ceased offering shares of common stock pursuant to our First DRIP Offering and registered an additional 10,473,946 shares of common stock in the Second DRIP Offering for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3. On May 22, 2017, we ceased offering shares of common stock pursuant to our Second DRIP Offering and registered an additional 11,387,512 shares of common stock in the Third DRIP Offering for a price per share of $9.519, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3.

We will continue to issue shares of common stock under the Third DRIP Offering until such time as we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC or the Third DRIP Offering is terminated by our board of directors.
We refer to the First DRIP Offering, Second DRIP Offering and Third DRIP Offering together as the "DRIP Offerings," and collectively with our Offering, our "Offerings." As of June 30, 2017, we had issued approximately 193,312,000 shares of common stock in our Offerings for gross proceeds of $1,913,309,000, before share repurchases of $71,360,000 and offering costs, selling commissions and dealer manager fees of $174,825,000.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of June 30, 2017, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,218,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of June 30, 2017 and 2016:

	June 30,
	2017	2016
Number of commercial operating properties (1)	84	83
Leased rentable square feet	5,910,000	6,048,000
Weighted average percentage of rentable square feet leased	95%	98%

(1)
As of June 30, 2017, we owned 84 real estate properties, one of which was vacated by the tenant on June 2, 2017 and remains unoccupied. Currently, we are seeking to re-lease the space. As of June 30, 2016, we owned 84 real estate properties, one of which was under construction.

The following table summarizes our real estate properties' activity for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Commercial operating properties acquired	—	5	—	5
Commercial operating properties placed in service	—	—	1	—
Approximate aggregate purchase price of operating properties acquired	$—	$71,000,000	$—	$71,000,000
Approximate aggregate cost of property placed in service	$—	$—	$19,466,000	$—
Leased rentable square feet of operating properties acquired	—	158,000	—	158,000
Leased rentable square feet of property placed in service	—	—	34,000	—
The following discussion is based on our condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016.
These sections describe and compare our results of operations for the three and six months ended June 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same store rental and parking revenue	48,254	53,183	(4,929)
Non-same store rental and parking revenue	2,293	838	1,455
Same store tenant reimbursement revenue	5,118	4,773	345
Non-same store tenant reimbursement revenue	119	1	118
Other operating income	205	92	113
Total revenue	$55,989	$58,887	$(2,898)

•
Same store rental and parking revenue decreased primarily due to an increase in bad debt expense related to delinquent accounts receivable recorded in the amount of $1.4 million during the three months ended June 30, 2017, as compared to $0.6 million during the three months ended June 30, 2016. During the three months ended June 30, 2016, we recovered $1.2 million of the 2015 delinquent account. Furthermore, during the three months ended June 30, 2017, we terminated the lease of a tenant that generated approximately $3.5 million in rental revenue during the three months ended June 30, 2016 because the tenant was in default of the lease. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 2.13% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of five properties and one property placed in service since April 1, 2016.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same store rental and parking expenses	$7,442	$7,357	$85
Non-same store rental and parking expenses	271	16	255
General and administrative expenses	1,997	1,587	410
Change in fair value of contingent consideration	100	125	(25)
Acquisition related expenses	—	1,640	(1,640)
Asset management fees	4,827	4,877	(50)
Depreciation and amortization	18,088	17,349	739
Total expenses	$32,725	$32,951	$(226)

•	Non-same store rental and parking expenses increased primarily due to the acquisition of five properties and one property placed in service since April 1, 2016.

•	General and administrative expenses increased primarily due to an increase in professional fees.

•	The decrease in fair value of contingent consideration is due to a change in management's assessment of incurring a lower payout under the contingent consideration arrangement.

•
Acquisition related expense decreased because during the three months ended June 30, 2016 we acquired a five property portfolio that we accounted for as a business combination for an aggregate purchase price of $71.0 million. We did not acquire any properties during the three months ended June 30, 2017.

•	Depreciation and amortization increased primarily due to the increase in the weighted average depreciable basis of real estate investments.
Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$19	$13	$6
Dividends on preferred equity investment	—	2,461	(2,461)
Notes receivable interest and other income	457	368	89
Real estate-related notes receivable interest income	15	15	—
Total other interest and dividend income	491	2,857	(2,366)

Interest expense, net:
Interest on notes payable	(5,602)	(5,940)	338
Interest on unsecured credit facility	(3,114)	(2,695)	(419)
Amortization of deferred financing costs	(1,018)	(1,128)	110
Capitalized interest	875	550	325
Total interest expense, net	(8,859)	(9,213)	354
Provision for loan losses	(1,688)	(1,666)	(22)
Total other expense	$(10,056)	$(8,022)	$(2,034)

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•
Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance on notes receivable, which resulted in an increase in notes receivable interest income. See Provision for loan losses explanation below for further discussion.

•
Interest on notes payable decreased due to the payoff of two notes payable during 2017 in the amount of $11.0 million and the payoff of two notes payable during the year ended December 31, 2016 in the aggregate amount of $44.7 million. The outstanding principal balance on notes payable was $470.3 million as of June 30, 2017, as compared to $506.0 million as of June 30, 2016.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $391.4 million for the three months ended June 30, 2017, and $380.7 million for the three months ended June 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $53.7 million for the three months ended June 30, 2017, as compared to $34.0 million for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Same store rental and parking revenue	$93,767	$105,286	$(11,519)
Non-same store rental and parking revenue	4,505	838	3,667
Same store tenant reimbursement revenue	8,627	9,094	(467)
Non-same store tenant reimbursement revenue	190	1	189
Other operating income	290	178	112
Total revenue	$107,379	$115,397	$(8,018)

•
Same store rental and parking revenue decreased primarily due to an increase in bad debt expense related to delinquent accounts receivable recorded in the amount of $7.8 million during the six months ended June 30, 2017, as compared to $0.6 million during the six months ended June 30, 2016. During the six months ended June 30, 2016, we recovered $1.2 million of the 2015 delinquent account. Furthermore, during the six months ended June 30, 2017, we terminated the lease of a tenant that generated approximately $7.3 million in rental revenue during the six months ended June 30, 2016. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 2.13% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of five properties and one property placed in service since January 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Same store rental and parking expenses	$14,645	$13,902	$743
Non-same store rental and parking expenses	459	110	349
General and administrative expenses	3,680	3,168	512
Change in fair value of contingent consideration	(1,040)	245	(1,285)
Acquisition related expenses	—	1,640	(1,640)
Asset management fees	9,646	9,664	(18)
Depreciation and amortization	36,155	34,348	1,807
Total expenses	$63,545	$63,077	$468

•	Non-same store rental and parking expenses increased primarily due to the acquisition of five properties and one property placed in service since January 1, 2016.

•	General and administrative expenses increased primarily due to an increase in professional fees.

•	The decrease in fair value of contingent consideration is due to a change in management's assessment of incurring a lower payout under the contingent consideration arrangement.

•
Acquisition related expense decreased because during the six months ended June 30, 2016, we acquired a five property portfolio that we accounted for as a business combination for an aggregate purchase price of $71.0 million. We did not acquire any properties during the six months ended June 30, 2017.

•	Depreciation and amortization increased primarily due to the increase in the weighted average depreciable basis of real estate investments.
Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$32	$26	$6
Dividends on preferred equity investment	—	4,922	(4,922)
Notes receivable interest and other income	991	700	291
Real estate-related notes receivable interest income	31	31	—
Total other interest and dividend income	1,054	5,679	(4,625)

Interest expense, net:
Interest on notes payable	(11,201)	(12,398)	1,197
Interest on unsecured credit facility	(6,100)	(4,818)	(1,282)
Amortization of deferred financing costs	(1,959)	(2,279)	320
Capitalized interest	1,736	801	935
Loss on debt extinguishment	—	(1,133)	1,133
Total interest expense, net	(17,524)	(19,827)	2,303
Provision for loan losses	(4,172)	(1,666)	(2,506)
Total other expense	$(20,642)	$(15,814)	$(4,828)

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•
Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance on notes receivable, which resulted in an increase in notes receivable interest income. See Provision for loan losses explanation below for further discussion.

•
Interest on notes payable decreased due to the payoff of two notes payable during the six months ended June 30, 2017 in the amount of $11.0 million and the payoff of two notes payable during the year ended December 31, 2016 in the aggregate amount of $44.7 million. The outstanding principal balance on notes payable was $470.3 million as of June 30, 2017, as compared to $506.0 million as of June 30, 2016.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $378.1 million for the six months ended June 30, 2017, and $340.4 million for the six months ended June 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $53.5 million for the six months ended June 30, 2017, as compared to $24.5 million for the six months ended June 30, 2016.

•
Provision for loan losses increased due to $4.2 million recorded in bad debt expense on notes receivable and accrued interest related to two tenants during the six months ended June 30, 2017, as compared to $1.7 million recorded in bad debt expense related to one note receivable and accrued interest during the six months ended June 30, 2016.

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
Subsequent to the termination of our Offering and as of June 30, 2017, we had incurred approximately $199,000 in other offering costs related to the DRIP Offerings.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of June 30, 2017.
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
Capital Expenditures
We will require approximately $17.2 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2017, we had $2.4 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2017, we had approximately $45.4 million in cash and cash equivalents. For the six months ended June 30, 2017, we had capital expenditures of $9.5 million that primarily related to three healthcare real estate investments.
Unsecured Credit Facility
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of June 30, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $453,921,000 and an aggregate outstanding principal balance of $388,000,000. As of June 30, 2017, $65,921,000 remained available to be drawn under the unsecured credit facility.
Cash Flows
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

	Six Months Ended June 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$58,609	$58,745	$(136)
Net cash used in investing activities	$(9,972)	$(104,899)	$(94,927)
Net cash (used in) provided by financing activities	$(44,311)	$49,499	$(93,810)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to a decrease in rental payments of one of our tenants experiencing financial difficulties and increased operating expenses, partially offset by annual rental increases at our same store properties and the acquisition of five operating properties and placing one property in service subsequent to June 30, 2016.

Investing Activities

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $71.0 million, a decrease in capital expenditures of $21.4 million and a decrease in notes receivable advances of $3.0 million, offset by a decrease in real estate deposits, net of $0.5 million.

Financing Activities

•
Net cash used in financing activities increased due to an increase in payments of deferred financing costs of $1.0 million related to the extension of the maturity date of the revolving line of credit portion of the credit facility, an increase in repurchases of our common stock of $6.5 million, an increase in distributions to common stockholders of $1.5 million, an increase in distributions to noncontrolling interests of $0.6 million and a decrease in proceeds from our unsecured credit facility of $105.0 million, offset by a decrease in payments on notes payable of $20.8 million.

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
We have funded distributions with operating cash flows from our properties, funds equal to amounts reinvested in the DRIP Offerings and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
Distributions paid in cash - common stockholders	$31,160,000		$29,629,000
Distributions reinvested	33,541,000		34,138,000
Total distributions	$64,701,000		$63,767,000
Source of distributions:
Cash flows provided by operations (1)	$31,160,000	48%	$29,629,000	46%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	33,541,000	52%	34,138,000	54%
Total sources	$64,701,000	100%	$63,767,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of June 30, 2017 were $10.7 million for common stockholders. These distributions were paid on July 3, 2017.
For the six months ended June 30, 2017, we paid and declared distributions of approximately $64.7 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the six months ended June 30, 2017 of $55.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2017, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2017, we had approximately $858,268,000 of principal debt outstanding, of which $470,268,000 related to notes payable and $388,000,000 related to the unsecured credit facility. See Note 7—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2017 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$43,877		$8,049	$50,590	$—	$102,516
Interest payments — fixed rate debt	4,232		6,577	4,748	—	15,557
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	220,319	(5)	181,549	135,000	—	536,868
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	15,045		16,534	684	—	32,263
Principal payments — variable rate debt	179,300		39,584	—	—	218,884
Interest payments — variable rate debt (3)	6,833		1,961	—	—	8,794
Contingent consideration (4)	—		4,600	—	—	4,600
Capital expenditures	17,174		2,640	—	—	19,814
Ground lease payments	665		1,586	1,573	36,889	40,713
Total	$487,445		$263,080	$192,595	$36,889	$980,009

(1)	As of June 30, 2017, we had $536.9 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2017 to calculate the debt payment obligations in future periods.

(3)	We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of June 30, 2017 to calculate the debt payment obligations in future periods.

(4)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.5 million in cash and a minimum payout of $0 as of June 30, 2017.

(5)
Of this amount, $105.9 million relates to one loan agreement, the maturity date of which is August 21, 2017, subject to our right to a two-year extension and $18.6 million relates to one loan agreement, the maturity date of which is October 11, 2017, subject to our right to two one-year extensions. In addition, $45.5 million relates to two loan agreements that the Company may exercise its right to add to the unencumbered pool of the unsecured credit facility.

Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet arrangements.
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
Historical accounting convention (in accordance with GAAP) for real estate assets requires companies to report their investment in real estate at its carrying value, which consists of capitalizing the cost of acquisitions, development, construction, improvements and significant replacements, less depreciation and amortization and asset impairment write-downs, if any, which is not necessarily equivalent to the fair market value of their investment in real estate assets.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Net income attributable to common stockholders	$12,169		$16,853		$21,072		$34,517
Adjustments:
Depreciation and amortization	18,088		17,349		36,155		34,348
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(726)		(748)		(1,453)		(1,503)
FFO attributable to common stockholders	$29,531		$33,454		$55,774		$67,362
Adjustments:
Acquisition related expenses (1)	$—		$1,640		$—		$1,640
Amortization of intangible assets and liabilities (2)	(777)		(859)		$(1,553)		$(1,718)
Change in fair value of contingent consideration	100		125		(1,040)		245
Straight-line rent (3)	(3,938)		(6,138)		(7,787)		(12,689)
Loss on debt extinguishment	—		—		—		1,133
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	423	(4)	283	(5)	403	(6)	675	(7)
MFFO attributable to common stockholders	$25,339		$28,505		$45,797		$56,648
Weighted average common shares outstanding - basic	185,897,525		182,743,182		185,600,604		182,372,560
Weighted average common shares outstanding - diluted	185,911,968		182,762,094		185,616,171		182,392,594
Net income per common share - basic	$0.07		$0.09		$0.11		$0.19
Net income per common share - diluted	$0.07		$0.09		$0.11		$0.19
FFO per common share - basic	$0.16		$0.18		$0.30		$0.37
FFO per common share - diluted	$0.16		$0.18		$0.30		$0.37

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

(4)	Of this amount, $231,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(5)	Of this amount, $41,000 related to straight-line rents and $242,000 related to above- and below-market leases.

(6)	Of this amount, $19,000 related to straight-line rents and $384,000 related to above- and below-market leases.

(7)	Of this amount, $192,000 related to straight-line rents and $483,000 related to above- and below-market leases.

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
The following table summarizes our principal debt outstanding as of June 30, 2017 (amounts in thousands):

June 30, 2017
Notes payable:
Fixed rate notes payable	$102,516
Variable rate notes payable fixed through interest rate swaps	326,868
Variable rate notes payable	40,884
Total notes payable	470,268
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	178,000
Total unsecured credit facility	388,000
Total principal debt outstanding (1)	$858,268

(1)	As of June 30, 2017, the weighted average interest rate on our total debt outstanding was 3.9%.
As of June 30, 2017, $218.9 million of the $858.3 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.4% per annum. As of June 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.1 million per year.
As of June 30, 2017, we had 18 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $536.9 million and an aggregate settlement asset value of $2.8 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $7.5 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2017, our cash flows provided by operations of approximately $58.6 million was a shortfall of $6.1 million, or 9.4%, of our distributions (total distributions were approximately $64.7 million, of which $31.2 million was cash and $33.5 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2016, our cash flows provided by operations of approximately $121.8 million was a shortfall of $6.3 million, or 4.9%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. Until we acquire additional properties or other real estate-related investments, we may not generate sufficient cash flows from operations to pay distributions. Our inability to acquire additional properties or other real estate-related investments may result in a lower return on a stockholder's investment than he or she may expect.
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
As of June 30, 2017, we owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Dallas-Ft. Worth-Arlington, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 10.4% and 12.1%, respectively, of contractual rental revenue for the six months ended June 30, 2017. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of June 30, 2017, we had one exposure to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. accounted for 11.9% of rental revenue for the six months ended June 30, 2017.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of June 30, 2017, approximately 68.6% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact our tenants’ ability to pay rent and operate a practice.
Although the Healthcare Reform Act has not been replaced or repealed, the current Administration has commented on the possibility that it may seek to cease subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange. There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. The multiple lawsuits are moving through the judicial process. Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the HealthCare Reform and therefore the payments should not be made.  At this time, the case is pending.  If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease participation causing millions of beneficiaries to lose insurance coverage. Therefore, our tenants may have an increase of self-pay patients and collections may decline adversely impacting our tenants’ ability to pay rent.
Comprehensive healthcare reform legislation, the effects of which are not yet known, could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
On March 23, 2010, the President signed into law the Patient Protection and Affordable Care Act of 2010, or the Patient Protection and Affordable Care Act, and on March 30, 2010, the President signed into law the Health Care and Education Reconciliation Act of 2010, or the Reconciliation Act, which in part modified the Patient Protection and Affordable Care Act. Together, the two acts serve as the primary vehicle for comprehensive healthcare reform in the U.S (collectively, the “Healthcare Reform Act”). The acts are intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The legislation will become effective through a phased approach, beginning in 2010 and concluding in 2018. On June 28, 2012, the United States Supreme Court upheld the individual mandate under the healthcare reform legislation, although substantially limiting the legislation’s expansion of Medicaid. At this time, the effects of healthcare reform and its impact on our properties are not yet known but could materially and adversely affect our business, financial condition, results of operations and ability to pay distributions to our stockholders. See the risk factor entitled "Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us" above for information on legislation surrounding healthcare reform.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2017, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Use of Public Offering Proceeds
As of June 30, 2017, we had issued approximately 193.3 million shares of common stock in our Offerings for gross proceeds of $1,913.3 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $19.4 million in notes receivable and $127.1 million in a preferred equity investment as of June 30, 2017. In addition, as of June 30, 2017, we had invested $167.8 million in capital improvements related to certain real estate investments.
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
During the three months ended June 30, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2017 - 04/30/2017	478,299	$9.85	478,299	$—
05/01/2017 - 05/31/2017	357,684	$9.87	357,684	$—
06/01/2017 - 06/30/2017	319,389	$9.88	319,389	$—
Total	1,155,372		1,155,372
During the three months ended June 30, 2017, we repurchased approximately $11,397,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended June 30, 2017.
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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: August 10, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Quarterly Report on Form 10-Q for the six months ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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