Form 10-Q
period 2017-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2017-11-09
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 6, 2017, there were approximately 186,487,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART 1. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2017	December 31, 2016
ASSETS
Real estate:
Land ($4,280 and $4,280, respectively, related to VIE)	$181,960	$181,960
Buildings and improvements, less accumulated depreciation of $194,011 and $152,486, respectively ($82,689 and $84,760, respectively, related to VIE)	1,806,806	1,812,769
Construction in process	—	16,143
Total real estate, net ($86,969 and $89,040, respectively, related to VIE)	1,988,766	2,010,872
Cash and cash equivalents ($2,503 and $2,308, respectively, related to VIE)	42,603	42,613
Acquired intangible assets, less accumulated amortization of $66,078 and $53,372, respectively ($5,915 and $6,465, respectively, related to VIE)	165,724	178,430
Other assets, net ($10,966 and $8,525, respectively, related to VIE)	122,070	105,739
Total assets	$2,319,163	$2,337,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $1,675 and $2,542, respectively ($50,677 and $51,283, respectively, related to VIE)	$449,494	$484,270
Credit facility, net of deferred financing costs of $1,101 and $1,789, respectively	431,899	356,211
Accounts payable due to affiliates ($35 and $54, respectively, related to VIE)	2,536	2,635
Accounts payable and other liabilities ($4,585 and $3,825, respectively, related to VIE)	41,109	40,196
Intangible lease liabilities, less accumulated amortization of $18,941 and $16,332, respectively ($7,262 and $8,030, respectively, related to VIE)	46,789	49,398
Total liabilities	971,827	932,710
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 195,153,569 and 189,848,165 shares issued, respectively; 186,241,949 and 184,909,673 shares outstanding, respectively	1,862	1,849
Additional paid-in capital	1,636,603	1,625,862
Accumulated distributions in excess of earnings	(329,081)	(258,878)
Accumulated other comprehensive income	3,149	1,823
Total stockholders’ equity	1,312,533	1,370,656
Noncontrolling interests	34,803	34,288
Total equity	1,347,336	1,404,944
Total liabilities and stockholders’ equity	$2,319,163	$2,337,654
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rental and parking revenue	$49,293	$38,144	$147,855	$144,446
Tenant reimbursement revenue	4,447	4,916	13,264	14,011
Total revenue	53,740	43,060	161,119	158,457
Expenses:
Rental and parking expenses	8,087	7,372	23,191	21,384
General and administrative expenses	1,594	1,465	5,274	4,633
Change in fair value of contingent consideration	(1,880)	125	(2,920)	370
Acquisition related expenses	—	5	—	1,645
Asset management fees	4,848	5,036	14,494	14,700
Depreciation and amortization	18,336	32,110	54,491	66,458
Total expenses	30,985	46,113	94,530	109,190
Income (loss) from operations	22,755	(3,053)	66,589	49,267
Other income (expense):
Other interest and dividend income	497	2,893	1,551	8,572
Interest expense, net	(8,849)	(9,292)	(26,373)	(29,119)
Provision for loan losses	(7,459)	(42)	(11,631)	(1,708)
Total other expense	(15,811)	(6,441)	(36,453)	(22,255)
Net income (loss)	6,944	(9,494)	30,136	27,012
Net income attributable to noncontrolling interests in consolidated partnerships	(898)	(1,006)	(3,018)	(2,995)
Net income (loss) attributable to common stockholders	$6,046	$(10,500)	$27,118	$24,017
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$207	$3,288	$1,326	$(3,181)
Other comprehensive income (loss)	207	3,288	1,326	(3,181)
Comprehensive income (loss)	7,151	(6,206)	31,462	23,831
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(898)	(1,006)	(3,018)	(2,995)
Comprehensive income (loss) attributable to common stockholders	$6,253	$(7,212)	$28,444	$20,836
Weighted average number of common shares outstanding:
Basic	186,295,970	183,726,479	185,834,940	182,827,193
Diluted	186,312,758	183,726,479	185,853,976	182,846,104
Net income (loss) per common share attributable to common stockholders:
Basic	$0.03	$(0.06)	$0.15	$0.13
Diluted	$0.03	$(0.06)	$0.15	$0.13
Distributions declared per common share	$0.18	$0.18	$0.52	$0.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
Vesting of restricted stock	9,000	—	66	—	—	66	—	66
Issuance of common stock under the distribution reinvestment plan	5,296,404	53	50,382	—	—	50,435	—	50,435
Purchase of noncontrolling interests	—	—	(500)	—	—	(500)	—	(500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,503)	(2,503)
Distributions declared to common stockholders	—	—	—	(97,321)	—	(97,321)	—	(97,321)
Other offering costs	—	—	(49)	—	—	(49)	—	(49)
Repurchase of common stock	(3,973,128)	(40)	(39,158)	—	—	(39,198)	—	(39,198)
Other comprehensive income	—	—	—	—	1,326	1,326	—	1,326
Net income	—	—	—	27,118	—	27,118	3,018	30,136
Balance, September 30, 2017	186,241,949	$1,862	$1,636,603	$(329,081)	$3,149	$1,312,533	$34,803	$1,347,336
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$30,136	$27,012
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,491	66,458
Amortization of deferred financing costs	2,893	3,425
Amortization of above-market leases	275	329
Amortization of intangible lease liabilities	(2,609)	(2,847)
Provision for doubtful accounts	11,043	1,799
Provision for loan losses	11,631	1,708
Loss on debt extinguishment	15	1,133
Straight-line rent	(10,111)	(3,717)
Stock-based compensation	66	67
Change in fair value of contingent consideration	(2,920)	370
Changes in operating assets and liabilities:
Accounts payable and other liabilities	4,232	2,650
Accounts payable due to affiliates	(111)	1,237
Other assets	(11,091)	(12,645)
Net cash provided by operating activities	87,940	86,979
Cash flows from investing activities:
Investment in real estate	—	(71,000)
Capital expenditures	(19,975)	(55,096)
Real estate deposits, net	—	450
Notes receivable, net	(13,000)	(4,019)
Net cash used in investing activities	(32,975)	(129,665)
Cash flows from financing activities:
Payments on notes payable	(35,643)	(53,675)
Proceeds from credit facility	75,000	185,000
Payments of deferred financing costs	(1,681)	(457)
Repurchase of common stock	(39,198)	(26,146)
Offering costs	(49)	(8)
Distributions to stockholders	(47,128)	(44,816)
Purchase of noncontrolling interests in consolidated partnerships	(500)	—
Distributions to noncontrolling interests in consolidated partnerships	(2,503)	(1,948)
Net cash (used in) provided by financing activities	(51,702)	57,950
Net change in cash, cash equivalents and restricted cash	3,263	15,264
Cash, cash equivalents and restricted cash - Beginning of period	57,605	43,070
Cash, cash equivalents and restricted cash - End of period	$60,868	$58,334
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,794 and $1,820, respectively	$26,150	$26,314
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$50,435	$51,227
Net unrealized gain (loss) on interest rate swap	$1,326	$(3,181)
Accrued capital expenditures	$59	$6,475
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. The Company operates through two reportable segments—commercial real estate investments in data centers and healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the special limited partner of the Operating Partnership.
As of September 30, 2017, the Company owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties located in 46 metropolitan statistical areas, or MSAs.
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
As of September 30, 2017, the Company had issued approximately 195,087,000 shares of common stock in the Offerings for gross proceeds of $1,930,203,000, before share repurchases of $87,060,000 and offering costs, selling commissions and dealer manager fees of $174,842,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.
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
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the three months ended September 30, 2017 and 2016, the Company recorded $3,806,000 and $16,502,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recorded $13,065,000 and $17,311,000, respectively, in provision for doubtful accounts for rental and parking revenue, tenant reimbursement revenue and straight-line rent receivable, which are recognized in the accompanying condensed consolidated statements of comprehensive income (loss) as a deduction from rental and parking revenue and tenant reimbursement revenue.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable, and recorded in other interest and dividend income in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors. Evaluating a note receivable for potential impairment requires management to exercise significant judgment. As of September 30, 2017 and December 31, 2016, the aggregate balance on the Company's notes receivable, including accrued interest receivable, before allowances for loan losses was $27,898,000 and $19,422,000, respectively. For the three months ended September 30, 2017 and 2016, the Company recorded $7,459,000 and $42,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company recorded $11,631,000 and $1,708,000, respectively, as an allowance to reduce the carrying value of notes receivable and accrued interest related to two tenants in provision for loan losses in the accompanying condensed consolidated financial statements.

Concentration of Credit Risk and Significant Leases
As of September 30, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of, or lack of access to, cash in its accounts.
As of September 30, 2017, the Company owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 10.1% and 12.3%, respectively, of contractual rental revenue for the nine months ended September 30, 2017.
As of September 30, 2017, the Company had two exposures to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and Bay Area Regional Medical Center, LLC accounted for 12.0% and 10.0%, respectively, of contractual rental revenue for the nine months ended September 30, 2017.
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
On April 1, 2017, the Company adopted ASU 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the Company’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in an increase of $2,289,000 in net cash provided by financing activities and an increase of $92,000 in net cash provided by operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2016.
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
Beginning of period:	2017	2016
Cash and cash equivalents	$42,613	$28,527
Restricted cash	14,992	14,543
Cash, cash equivalents and restricted cash	$57,605	$43,070

End of period:
Cash and cash equivalents	$42,603	$41,410
Restricted cash	18,265	16,924
Cash, cash equivalents and restricted cash	$60,868	$58,334
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
During the nine months ended September 30, 2017, the Company received valid repurchase requests related to approximately 3,973,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $39,198,000 (an average of $9.87 per share). During the nine months ended September 30, 2016, the Company received valid repurchase requests related to approximately 2,696,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $26,146,000 (an average of $9.70 per share).
Earnings Per Share
Basic earnings per share for all periods presented is computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share is computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended September 30, 2017, diluted earnings per share reflected the effect of approximately 17,000 of non-vested shares of restricted common stock that were outstanding as of such period. For the three months ended September 30, 2016, there were approximately 17,000 of non-vested shares of restricted common stock outstanding; however, such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the nine months ended September 30, 2017 and 2016, diluted earnings per share reflected the effect of approximately 19,000 of non-vested shares of restricted common stock that were outstanding as of such period.
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
As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the condensed consolidated financial statements. The Company has preliminarily determined the revenue stream that could be most significantly impacted by this ASU relates to parking revenue. The Company expects that the revenue recognition from parking revenue will be generally consistent with current recognition methods, and therefore does not expect material changes to the condensed consolidated financial statements as a result of adoption. For the three and nine months ended September 30, 2017, parking revenue was less than 10% of consolidated revenue. Recoveries from tenants to be impacted by ASU 2014-09 will not be addressed until the Company's adoption of ASU 2016-02, Leases, considering its revisions to accounting for common area maintenance described below. The Company also continues to evaluate the scope of revenue-related disclosures it expects to provide pursuant to the new requirements. The Company expects to adopt the standard using the modified retrospective approach, which requires cumulative adjustments as of the date of adoption. The Company will adopt the standard on its effective date beginning with the first quarter of 2018.
On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is in process of evaluating the impact ASU 2016-02 will have on the Company's condensed consolidated financial statements.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12  are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact of ASU 2017-12 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations.

Note 3—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	September 30, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $64,268 and $51,837, respectively (with a weighted average remaining life of 12.3 years and 12.9 years, respectively)	$160,360	$172,791
Above-market leases, net of accumulated amortization of $1,539 and $1,303, respectively (with a weighted average remaining life of 9.6 years and 10.3 years, respectively)	2,821	3,057
Ground lease interest, net of accumulated amortization of $271 and $232, respectively (with a weighted average remaining life of 58.9 years and 59.5 years, respectively)	2,543	2,582
	$165,724	$178,430
The aggregate weighted average remaining life of the acquired intangible assets was 13.0 years and 13.5 years as of September 30, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the three months ended September 30, 2017 and 2016 was $4,226,000 and $19,041,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $12,706,000 and $27,796,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental and parking revenue, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 4—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands, except weighted average life amounts):

	September 30, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $18,547 and $16,031, respectively (with a weighted average remaining life of 16.5 years and 17.1 years, respectively)	$41,858	$44,374
Ground leasehold liabilities, net of accumulated amortization of $394 and $301, respectively (with a weighted average remaining life of 41.5 years and 42.2 years, respectively)	4,931	5,024
	$46,789	$49,398
The aggregate weighted average remaining life of intangible lease liabilities was 19.2 years and 19.6 years as of September 30, 2017 and December 31, 2016, respectively.
Amortization of the intangible lease liabilities for the three months ended September 30, 2017 and 2016 was $870,000 and $897,000, respectively, and for the nine months ended September 30, 2017 and 2016 was $2,609,000 and $2,847,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental and parking revenue and amortization expense of ground leasehold liabilities is included in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 5—Other Assets, Net
Other assets, net consisted of the following as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $6,979 and $5,833, respectively	$1,202	$877
Lease commissions, net of accumulated amortization of $966 and $557, respectively	4,885	4,869
Investments in unconsolidated partnerships	125	113
Tenant receivables, net of allowances for doubtful accounts of $5,023 and $6,007, respectively	8,700	10,475
Notes receivable, net of allowances for loan losses of $10,309 and $4,294, respectively	17,589	15,128
Real estate-related notes receivable	514	514
Straight-line rent receivable	64,558	53,545
Restricted cash	18,265	14,992
Derivative assets	3,437	3,070
Prepaid and other assets	2,795	2,156
	$122,070	$105,739
Note 6—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of September 30, 2017 and December 31, 2016, were comprised of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$6,515	$7,200
Accrued interest expense	2,840	2,855
Accrued property taxes	4,990	4,277
Contingent consideration obligations	2,720	5,640
Distributions payable to stockholders	10,728	10,968
Tenant deposits	1,002	1,039
Deferred rental income	12,026	6,970
Derivative liabilities	288	1,247
	$41,109	$40,196

Note 7—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of September 30, 2017 and December 31, 2016 consisted of the following (amounts in thousands):

	September 30, 2017	December 31, 2016
Notes payable:
Fixed rate notes payable	$101,918	$114,783
Variable rate notes payable fixed through interest rate swaps	308,710	330,425
Variable rate notes payable	40,541	41,604
Total notes payable, principal amount outstanding	451,169	486,812
Unamortized deferred financing costs related to notes payable	(1,675)	(2,542)
Total notes payable, net of deferred financing costs	449,494	484,270
Unsecured credit facility:
Revolving line of credit	223,000	148,000
Term loan	210,000	210,000
Total unsecured credit facility, principal amount outstanding	433,000	358,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	(1,101)	(1,789)
Total unsecured credit facility, net of deferred financing costs	431,899	356,211
Total debt outstanding	$881,393	$840,481
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

•
On February 10, 2017, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $5,645,000 at the time of repayment. The property was subsequently added to the unencumbered pool of the unsecured credit facility.

•
On June 28, 2017, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $5,337,000 at the time of repayment. The property was subsequently added to the unencumbered pool of the unsecured credit facility.

•
On August 18, 2017, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $15,162,000 at the time of repayment. The property was subsequently added to the unencumbered pool of the unsecured credit facility.

•
During the nine months ended September 30, 2017, the Company removed a portfolio of certain healthcare properties from the unencumbered pool of the unsecured credit facility due to a tenant undergoing a restructuring of its liabilities, which decreased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $58,608,000.

•
During the nine months ended September 30, 2017, the Company added three properties to the unencumbered pool of the unsecured credit facility, which increased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $21,906,000.

•	During the nine months ended September 30, 2017, the Company made a draw of $75,000,000 on its unsecured credit facility related to repayments of matured notes payable and general corporate purposes.

•
As of September 30, 2017, the Company had a total unencumbered pool availability under the unsecured credit facility of $475,826,000 and an aggregate outstanding principal balance of $433,000,000. As of September 30, 2017, $42,826,000 remained available to be drawn on the unsecured credit facility.

The principal payments due on the notes payable and unsecured credit facility for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2017	$33,512	(1)
2018	475,269
2019	170,785
2020	136,160
2021	1,239
Thereafter	67,204	(2)
	$884,169

(1)	Of this amount, $30,019,000 relates to one loan agreement that was repaid on October 6, 2017 using proceeds from the unsecured credit facility.

(2)
Of this amount, $18,441,000 relates to one loan agreement with a maturity date of October 11, 2017. On October 11, 2017, the Company extended the maturity date of this loan agreement to October 11, 2022, subject to the Company's right to two one-year extensions.

Note 8—Related-Party Transactions and Arrangements
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended September 30, 2017 and 2016, the Company incurred $4,848,000 and $5,036,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred $14,494,000 and $14,700,000, respectively, in asset management fees to the Advisor.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the three months ended September 30, 2017 and 2016, the Advisor allocated $341,000 and $511,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Advisor allocated $1,294,000 and $1,368,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of September 30, 2017, the Company has not incurred a disposition fee or a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of September 30, 2017, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2017, the Company has not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended September 30, 2017 and 2016, the Company incurred $1,353,000 and $1,405,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred $3,797,000 and $4,016,000, respectively, in property management fees to the Property Manager, which are recorded in rental and parking expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2017 and 2016, the Company incurred $4,000 and $861,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred $281,000 and $1,138,000, respectively, in leasing commissions to the Property Manager. Leasing commissions are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended September 30, 2017 and 2016, the Company incurred $190,000 and $933,000, respectively, and for the nine months ended September 30, 2017 and 2016, the Company incurred $419,000 and $933,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Entity	Fee	September 30, 2017	December 31, 2016
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$1,628	$1,604
Carter Validus Real Estate Management Services, LLC	Property management fees	665	791
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	161	174
Carter Validus Real Estate Management Services, LLC	Construction management fees	78	66
Carter Validus Real Estate Management Services, LLC	Leasing commissions	4	—
		$2,536	$2,635

Note 9—Segment Reporting
Management reviews the performance of individual properties and aggregates individual properties based on operating criteria into two reportable segments—commercial real estate investments in data centers and healthcare—and makes operating decisions based on these two reportable segments. The Company’s commercial real estate investments in data centers and healthcare are based on certain underwriting assumptions and operating criteria, which are different for data centers and healthcare. There were no intersegment sales or transfers during the three and nine months ended September 30, 2017 and 2016.
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
Non-segment assets primarily consist of corporate assets, including cash and cash equivalents, real estate and escrow deposits, deferred financing costs attributable to the revolving line of credit portion of the Company's unsecured credit facility, real estate-related notes receivable, notes receivable and other assets not attributable to individual properties.

Summary information for the reportable segments during the three and nine months ended September 30, 2017 and 2016, is as follows (amounts in thousands):

	Data Centers	Healthcare	Three Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$29,883	$23,857	$53,740
Expenses:
Rental and parking expenses	(5,288)	(2,799)	(8,087)
Segment net operating income	$24,595	$21,058	45,653
Expenses:
General and administrative expenses			(1,594)
Change in fair value of contingent consideration			1,880
Asset management fees			(4,848)
Depreciation and amortization			(18,336)
Income from operations			22,755
Other income (expense):
Other interest and dividend income			497
Interest expense, net			(8,849)
Provision for loan losses			(7,459)
Net income			$6,944

	Data Centers	Healthcare	Three Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$29,487	$13,573	$43,060
Expenses:
Rental and parking expenses	(5,284)	(2,088)	(7,372)
Segment net operating income	$24,203	$11,485	35,688
Expenses:
General and administrative expenses			(1,465)
Change in fair value of contingent consideration			(125)
Acquisition related expenses			(5)
Asset management fees			(5,036)
Depreciation and amortization			(32,110)
Loss from operations			(3,053)
Other income (expense):
Other interest and dividend income			2,893
Interest expense, net			(9,292)
Provision for loan losses			(42)
Net loss			$(9,494)

	Data Centers	Healthcare	Nine Months Ended September 30, 2017
Revenue:
Rental, parking and tenant reimbursement revenue	$89,689	$71,430	$161,119
Expenses:
Rental and parking expenses	(15,301)	(7,890)	(23,191)
Segment net operating income	$74,388	$63,540	137,928
Expenses:
General and administrative expenses			(5,274)
Change in fair value of contingent consideration			2,920
Asset management fees			(14,494)
Depreciation and amortization			(54,491)
Income from operations			66,589
Other income (expense):
Other interest and dividend income			1,551
Interest expense, net			(26,373)
Provision for loan losses			(11,631)
Net income			$30,136

	Data Centers	Healthcare	Nine Months Ended September 30, 2016
Revenue:
Rental, parking and tenant reimbursement revenue	$87,120	$71,337	$158,457
Expenses:
Rental and parking expenses	(15,043)	(6,341)	(21,384)
Segment net operating income	$72,077	$64,996	137,073
Expenses:
General and administrative expenses			(4,633)
Change in fair value of contingent consideration			(370)
Acquisition related expenses			(1,645)
Asset management fees			(14,700)
Depreciation and amortization			(66,458)
Income from operations			49,267
Other income (expense):
Other interest and dividend income			8,572
Interest expense, net			(29,119)
Provision for loan losses			(1,708)
Net income			$27,012
Assets by each reportable segment as of September 30, 2017 and December 31, 2016 are as follows (amounts in thousands):

	September 30, 2017	December 31, 2016
Assets by segment:
Data centers	$1,078,368	$1,102,550
Healthcare	1,196,143	1,190,087
All other	44,652	45,017
Total assets	$2,319,163	$2,337,654

Capital additions and acquisitions by reportable segments for the nine months ended September 30, 2017 and 2016 are as follows (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Capital additions and acquisitions by segment:
Data centers	$672	$21,867
Healthcare	19,303	104,229
Total capital additions and acquisitions	$19,975	$126,096
Note 10—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the three months ending December 31, 2017 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2017	$47,961
2018	194,085
2019	197,420
2020	198,447
2021	193,710
Thereafter	1,482,579
$2,314,202
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the three months ending December 31, 2017 and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2017	$175
2018	702
2019	746
2020	746
2021	753
Thereafter	37,083
$40,205

Note 11—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using quoted prices and observable inputs from similar liabilities (Level 2) was approximately $103,252,000 and $116,402,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $101,918,000 and $114,783,000 as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $306,605,000 and $328,512,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $308,710,000 and $330,425,000 as of September 30, 2017 and December 31, 2016, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $40,541,000 and $41,604,000 as of September 30, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $223,000,000 and $148,000,000, which approximated its fair value, as of September 30, 2017 and December 31, 2016, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $206,455,000 and $203,055,000 as of September 30, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $210,000,000 and $210,000,000 as of September 30, 2017 and December 31, 2016, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of September 30, 2017. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
Contingent consideration—The Company has a contingent consideration obligation to pay a former owner in conjunction with a certain acquisition if specified future operational objectives are met over future reporting periods. Liabilities for contingent consideration are measured at fair value each reporting period, with the acquisition-date fair value included as part of the consideration transferred, and subsequent changes in fair value recorded in earnings as change in fair value of contingent consideration.
The estimated fair value of the contingent consideration was $2,720,000 and $5,640,000 as of September 30, 2017 and December 31, 2016, respectively, which is reported in the accompanying condensed consolidated balance sheets in accounts payable and other liabilities. The Company uses an income approach to value the contingent consideration liability, which is determined based on the present value of probability-weighted future cash flows. The significant inputs to the discounted cash flow model were the discount rate and weighted probability scenarios. The Company has classified the contingent consideration liability as Level 3 of the fair value hierarchy due to the lack of relevant observable market data over fair value inputs such as probability-weighting for payment outcomes.
Increases in the assessed likelihood of a high payout under a contingent consideration arrangement contributes to increases in the fair value of the related liability. Conversely, decreases in the assessed likelihood of a higher payout under a contingent consideration arrangement contributes to decreases in the fair value of the related liability. Changes in assumptions could have an impact on the payout of the contingent consideration arrangement with a maximum payout of $8,122,000 and a minimum payout of $0 as of September 30, 2017.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,437	$—	$3,437
Total assets at fair value	$—	$3,437	$—	$3,437
Liabilities:
Derivative liabilities	$—	$(288)	$—	$(288)
Contingent consideration obligation	—	—	(2,720)	(2,720)
Total liabilities at fair value	$—	$(288)	$(2,720)	$(3,008)

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$3,070	$—	$3,070
Total assets at fair value	$—	$3,070	$—	$3,070
Liabilities:
Derivative liabilities	$—	$(1,247)	$—	$(1,247)
Contingent consideration obligation	—	—	(5,640)	(5,640)
Total liabilities at fair value	$—	$(1,247)	$(5,640)	$(6,887)
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Liabilities:
Contingent consideration obligation:
Beginning balance	$4,600	$5,585	$5,640	$5,340
Additions to contingent consideration obligation	—	—	—	—
Total changes in fair value included in earnings	(1,880)	125	(2,920)	370
Ending balance	$2,720	$5,710	$2,720	$5,710
Unrealized (gains) losses still held (1)	$(1,880)	$125	$(2,920)	$370

(1)	Represents the unrealized (gains) losses recorded in earnings or other comprehensive income (loss) during the period for liabilities classified as Level 3 that are still held at the end of the period.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the three months ended September 30, 2016, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the nine months ended September 30, 2016, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $622,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 11—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2017			December 31, 2016
				Outstanding Notional Amount	Fair Value of		Outstanding Notional Amount	Fair Value of
					Asset	(Liability)		Asset	(Liability)

Interest rate swaps	Other assets, net/Accounts payable and other liabilities	10/12/2012 to 05/03/2016	10/11/2017 to 08/21/2020	$519,960	$3,437	$(288)	$540,425	$3,070	$(1,247)
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

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Loss Reclassified From Accumulated Other Comprehensive Income to Net Income (Effective Portion and Accelerated Amounts)
Three Months Ended September 30, 2017
Interest rate swaps	$150	Interest expense, net	$(57)
Total	$150		$(57)
Three Months Ended September 30, 2016
Interest rate swaps	$2,206	Interest expense, net	$(1,082)
Total	$2,206		$(1,082)
Nine Months Ended September 30, 2017
Interest rate swaps	$240	Interest expense, net	$(1,086)
Total	$240		$(1,086)
Nine Months Ended September 30, 2016
Interest rate swaps	$(7,114)	Interest expense, net	$(3,933)
Total	$(7,114)		$(3,933)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of September 30, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $300,000.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2017	$3,437	$—	$3,437	$(39)	$—	$3,398
December 31, 2016	$3,070	$—	$3,070	$(10)	$—	$3,060

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2017	$288	$—	$288	$(39)	$—	$249
December 31, 2016	$1,247	$—	$1,247	$(10)	$—	$1,237
The Company reports derivatives in the accompanying condensed consolidated balance sheets as other assets, net and accounts payable and other liabilities.
Note 13—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	240	240
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,086	1,086
Other comprehensive income	1,326	1,326
Balance as of September 30, 2017	$3,629	$3,149

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Loss
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(7,114)	(7,114)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion and missed forecast)	3,933	3,933
Other comprehensive loss	(3,181)	(3,181)
Balance as of September 30, 2016	$(5,281)	$(5,761)

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2017	2016
Interest rate swap contracts	$1,086	$3,933	Interest expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party.
Note 15—Subsequent Events
Distributions Paid
On October 2, 2017, the Company paid aggregate distributions of $10,728,000 ($5,248,000 in cash and $5,480,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from September 1, 2017 through September 30, 2017.
On November 1, 2017, the Company paid aggregate distributions of $11,070,000 ($5,432,000 in cash and $5,638,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from October 1, 2017 through October 31, 2017.
Distributions Declared
On November 2, 2017, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on December 1, 2017 and ending on February 28, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001917808 per share of common stock. The distributions declared for each record date in December 2017, January 2018 and February 2018 will be paid in January 2018, February 2018 and March 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Purchase and Sale Agreement - Chicago Data Center
On October 23, 2017, the Company entered into a Purchase and Sale Agreement for the sale of a 251,141 square foot data center located in the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA, or the Chicago Data Center. The sale price for the Chicago Data Center is approximately $315,000,000. The net book value of the Chicago Data Center, including intangible assets recorded upon acquisition of the property, capitalized leasing costs and straight-line rent receivable was approximately $227,300,000 at September 30, 2017. The Company currently anticipates that the consummation of the sale of the Chicago Data Center will occur in the fourth quarter of 2017; provided, however, that there can be no assurance that the closing of the Chicago Data Center will ultimately be completed.
Purchase and Sale Agreement - 14-Data Center Property Portfolio
On October 24, 2017, the Company entered into a Purchase and Sale Agreement for the sale of a 14-property data center portfolio, including one property owned through a consolidated partnership, or the Portfolio. The sale price for the Portfolio is approximately $750,000,000. The net book value of the Portfolio, including intangible assets recorded upon acquisition of the properties and straight-line rent receivable, was approximately $598,400,000 at September 30, 2017. The Company currently anticipates that the consummation of the sale of the Portfolio will occur in the fourth quarter of 2017; provided, however, that there can be no assurance that the closing of the Portfolio will ultimately be completed.
Renewal of Advisory Agreement
On November 2, 2017, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated November 26, 2010, as amended and renewed. The renewal will be for a one-year term and will be effective as of November 26, 2017.

Renewal of Property Management Agreement
On November 2, 2017, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated November 12, 2010, as amended and renewed. The renewal will be for a one-year term and will be effective as of November 12, 2017.

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
We refer to the First DRIP Offering, Second DRIP Offering and Third DRIP Offering collectively as the "DRIP Offerings," and together with our Offering, our "Offerings." As of September 30, 2017, we had issued approximately 195,087,000 shares of common stock in our Offerings for gross proceeds of $1,930,203,000, before share repurchases of $87,060,000 and offering costs, selling commissions and dealer manager fees of $174,842,000.
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
We currently operate through two reportable segments – commercial real estate investments in data centers and healthcare. As of September 30, 2017, we had completed acquisitions of 49 real estate investments (including one real estate investment owned through a consolidated partnership) consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
On October 23, 2017, we entered into a Purchase and Sale Agreement for the sale of a 251,141 square foot data center located in the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin metropolitan statistical area, or the Chicago Data Center. The sale price for the Chicago Data Center is approximately $315,000,000. In addition, on October 24, 2017, we entered into a Purchase and Sale Agreement for the sale of a 14-property data center portfolio, including one property owned through a consolidated partnership, or the Portfolio. The gross sale price for the Portfolio is approximately $750,000,000. We currently anticipate that the consummation of the sale of the Chicago Data Center and the Portfolio will occur in the fourth quarter of 2017; provided, however, that there can be no assurance that the closings of the Chicago Data Center and the Portfolio will ultimately be completed.
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
Results of Operations
Our results of operations are influenced by the timing of acquisitions and the operating performance of our real estate properties. The following table shows the property statistics of our real estate properties as of September 30, 2017 and 2016:

	September 30,
	2017	2016
Number of commercial operating properties (1)	84	83
Leased rentable square feet	5,875,000	6,048,000
Weighted average percentage of rentable square feet leased	94%	98%

(1)
As of September 30, 2017, we owned 84 real estate properties, one of which was vacated by the tenant on June 2, 2017 and remains unoccupied. Currently, we are seeking to re-lease the space. As of September 30, 2016, we owned 84 real estate properties, one of which was under construction.

The following table summarizes our real estate properties' activity for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Commercial operating properties acquired	—	—	—	5
Commercial operating properties placed in service	—	—	1	—
Approximate aggregate purchase price of operating properties acquired	$—	$—	$—	$71,000,000
Approximate aggregate cost of property placed in service	$—	$—	$19,466,000	$—
Leased rentable square feet of operating properties acquired	—	—	—	158,000
Leased rentable square feet of property placed in service	—	—	34,000	—
The following discussion is based on our condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016.
These sections describe and compare our results of operations for the three and nine months ended September 30, 2017 and 2016. We generate almost all of our net operating income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development.
By evaluating the property net operating income of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions on net income.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same store rental and parking revenue	$48,754	$38,062	$10,692
Non-same store rental and parking revenue	345	—	345
Same store tenant reimbursement revenue	4,339	4,916	(577)
Non-same store tenant reimbursement revenue	108	—	108
Other operating income	194	82	112
Total revenue	$53,740	$43,060	$10,680

•
Same store rental and parking revenue increased primarily due to a decrease in bad debt expense related to delinquent accounts receivable recorded in the amount of $3.4 million during the three months ended September 30, 2017, as compared to $16.3 million during the three months ended September 30, 2016. In addition, there was an increase in contractual rental revenue resulting from average annual rent escalations of 3.29% at our same store properties, which was offset entirely by straight-line rental revenue.

•	Non-same store rental and parking revenue increased primarily as a result of one property placed in service since July 1, 2016.

•	Same store tenant reimbursement revenue decreased primarily due to bad debt expense recorded in the amount of $0.4 million during the three months ended September 30, 2017.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same store rental and parking expenses	$7,925	$7,332	$593
Non-same store rental and parking expenses	162	40	122
General and administrative expenses	1,594	1,465	129
Change in fair value of contingent consideration	(1,880)	125	(2,005)
Acquisition related expenses	—	5	(5)
Asset management fees	4,848	5,036	(188)
Depreciation and amortization	18,336	32,110	(13,774)
Total expenses	$30,985	$46,113	$(15,128)

•	Same store rental and parking expenses increased primarily due to an increase in real estate taxes and repair and maintenance costs.

•	General and administrative expenses increased primarily due to an increase in professional fees related to strategic advice.

•	The decrease in fair value of contingent consideration is due to a change in management's assessment of incurring a lower payout under the contingent consideration arrangement.

•	Asset management fees decreased primarily due to the redemption of the preferred equity investment on October 4, 2016.

•
Depreciation and amortization decreased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the three months ended September 30, 2016, which was the result of one tenant experiencing financial difficulties, partially offset by an increase in the weighted average depreciable basis of real estate investments.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$22	$10	$12
Dividends on preferred equity investment	—	2,461	(2,461)
Notes receivable interest and other income	459	407	52
Real estate-related notes receivable interest income	16	15	1
Total other interest and dividend income	497	2,893	(2,396)

Interest expense, net:
Interest on notes payable	(5,565)	(5,949)	384
Interest on unsecured credit facility	(3,393)	(3,216)	(177)
Amortization of deferred financing costs	(934)	(1,146)	212
Capitalized interest	1,058	1,019	39
Loss on debt extinguishment	(15)	—	(15)
Total interest expense, net	(8,849)	(9,292)	443
Provision for loan losses	(7,459)	(42)	(7,417)
Total other expense	$(15,811)	$(6,441)	$(9,370)

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•
Interest on notes payable decreased due to the payoff of three notes payable during 2017 in the amount of $26.1 million and the payoff of two notes payable during the year ended December 31, 2016 in the aggregate amount of $44.7 million. The outstanding principal balance on notes payable was $451.2 million as of September 30, 2017, as compared to $489.7 million as of September 30, 2016.

•
Provision for loan losses increased due to $7.5 million recorded in bad debt expense on notes receivable and accrued interest related to one tenant during the three months ended September 30, 2017, as compared to $0.01 million recorded in bad debt expense related to one note receivable and accrued interest during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Same store rental and parking revenue	$140,573	$141,400	$(827)
Non-same store rental and parking revenue	6,798	2,786	4,012
Same store tenant reimbursement revenue	12,979	14,007	(1,028)
Non-same store tenant reimbursement revenue	285	4	281
Other operating income	484	260	224
Total revenue	$161,119	$158,457	$2,662

•
Same store rental and parking revenue decreased primarily due to bad debt expense related to delinquent accounts receivable recorded in the amount of $11.2 million during the nine months ended September 30, 2017, as compared to $15.7 million during the nine months ended September 30, 2016, partially offset by an increase in contractual rental revenue due to lease amendments during the nine months ended September 30, 2017.

•	Non-same store rental and parking revenue increased primarily as a result of the acquisition of five properties and one property placed in service since January 1, 2016.

•
Same store tenant reimbursement revenue decreased primarily due to an increase in bad debt expense recorded in the amount of $1.9 million during the nine months ended September 30, 2017, as compared to $0.3 million during the nine months ended September 30, 2016.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Same store rental and parking expenses	$22,490	$21,166	$1,324
Non-same store rental and parking expenses	701	218	483
General and administrative expenses	5,274	4,633	641
Change in fair value of contingent consideration	(2,920)	370	(3,290)
Acquisition related expenses	—	1,645	(1,645)
Asset management fees	14,494	14,700	(206)
Depreciation and amortization	54,491	66,458	(11,967)
Total expenses	$94,530	$109,190	$(14,660)

•	Non-same store rental and parking expenses increased primarily due to the acquisition of five properties and one property placed in service since January 1, 2016.

•	General and administrative expenses increased primarily due to an increase in professional fees related to strategic advice.

•	The decrease in fair value of contingent consideration is due to a change in management's assessment of incurring a lower payout under the contingent consideration arrangement.

•
Acquisition related expense decreased because during the nine months ended September 30, 2016, we acquired a five property portfolio that we accounted for as a business combination for an aggregate purchase price of $71.0 million. We did not acquire any properties during the nine months ended September 30, 2017.

•	Asset management fees decreased primarily due to the redemption of the preferred equity investment on October 4, 2016.

•
Depreciation and amortization decreased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the nine months ended September 30, 2016, which was the result of one tenant experiencing financial difficulties, partially offset by an increase in the weighted average depreciable basis of real estate investments.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$54	$36	$18
Dividends on preferred equity investment	—	7,383	(7,383)
Notes receivable interest and other income	1,450	1,107	343
Real estate-related notes receivable interest income	47	46	1
Total other interest and dividend income	1,551	8,572	(7,021)

Interest expense, net:
Interest on notes payable	(16,766)	(18,347)	1,581
Interest on unsecured credit facility	(9,493)	(8,034)	(1,459)
Amortization of deferred financing costs	(2,893)	(3,425)	532
Capitalized interest	2,794	1,820	974
Loss on debt extinguishment	(15)	(1,133)	1,118
Total interest expense, net	(26,373)	(29,119)	2,746
Provision for loan losses	(11,631)	(1,708)	(9,923)
Total other expense	$(36,453)	$(22,255)	$(14,198)

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•
Notes receivable interest and other income increased due to an increase in the weighted average outstanding principal balance of our notes receivable. The weighted average outstanding principal balance of our notes receivable was $17.6 million for the nine months ended September 30, 2017, as compared to $15.5 million for the nine months ended September 30, 2016.

•
Interest on notes payable decreased due to the payoff of three notes payable during 2017 in the amount of $26.1 million and the payoff of two notes payable during the year ended December 31, 2016 in the aggregate amount of $44.7 million. The outstanding principal balance on notes payable was $451.2 million as of September 30, 2017, as compared to $489.7 million as of September 30, 2016.

•
Interest on unsecured credit facility increased primarily due to an increase in the variable interest rate on the revolving line of credit portion of our unsecured credit facility, coupled with an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $389.7 million for the nine months ended September 30, 2017, as compared to $378.3 million for the nine months ended September 30, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $56.2 million for the nine months ended September 30, 2017, as compared to $37.1 million for the nine months ended September 30, 2016.

•
Provision for loan losses increased due to $11.6 million recorded in bad debt expense on notes receivable and accrued interest related to two tenants during the nine months ended September 30, 2017, as compared to $1.7 million recorded in bad debt expense related to one note receivable and accrued interest during the nine months ended September 30, 2016.
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
Subsequent to the termination of our Offering and as of September 30, 2017, we had incurred approximately $216,000 in other offering costs related to the DRIP Offerings.
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
Liquidity and Capital Resources
Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and any future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. We may utilize funds equal to amounts reinvested in the DRIP Offerings and future proceeds from secured and unsecured financings to selectively acquire additional real estate properties and real estate-related investments. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of September 30, 2017.
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
Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payments of tenant improvements, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, borrowings on our unsecured credit facility, and secured and unsecured borrowings from banks and other lenders to finance our expected future acquisitions.

Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payments of tenant improvements, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our unsecured credit facility and proceeds from secured or unsecured borrowings from banks or other lenders.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our Offerings or debt financings will be used to fund acquisitions, certain capital expenditures identified at acquisition, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $4.8 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2017, we had $2.5 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of September 30, 2017, we had approximately $42.6 million in cash and cash equivalents. For the nine months ended September 30, 2017, we had capital expenditures of $20.0 million that primarily related to three healthcare real estate investments.
Unsecured Credit Facility
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of September 30, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $475,826,000 and an aggregate outstanding principal balance of $433,000,000. As of September 30, 2017, $42,826,000 remained available to be drawn under the unsecured credit facility.
Cash Flows
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

	Nine Months Ended September 30,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$87,940	$86,979	$961
Net cash used in investing activities	$(32,975)	$(129,665)	$(96,690)
Net cash (used in) provided by financing activities	$(51,702)	$57,950	$(109,652)
Operating Activities

•
Net cash provided by operating activities increased primarily due to annual rent increases at our same store properties, lease amendments and the acquisition of five operating properties and placing one property in service subsequent to September 30, 2016, partially offset by increased operating expenses.

Investing Activities

•
Net cash used in investing activities decreased due to a decrease in investments in real estate of $71.0 million and a decrease in capital expenditures of $35.1 million, offset by a decrease in real estate deposits, net of $0.5 million and an increase in notes receivable, net of $8.9 million.

Financing Activities

•
Net cash used in financing activities increased due to an increase in payments of deferred financing costs of $1.2 million related to the extension of the maturity date of the revolving line of credit portion of the credit facility, an increase in repurchases of our common stock of $13.1 million, an increase in distributions to common stockholders of $2.3 million, an increase in distributions to noncontrolling interests of $0.6 million, an increase in purchase of noncontrolling interests of $0.5 million and a decrease in proceeds from our unsecured credit facility of $110.0 million, offset by a decrease in payments on notes payable of $18.0 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions, and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offerings, which may reduce the amount of capital we ultimately invest in properties or other permitted investments.
We have funded distributions with operating cash flows from our properties, funds equal to amounts reinvested in the DRIP Offerings and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
Distributions paid in cash - common stockholders	$47,128,000		$44,816,000
Distributions reinvested	50,435,000		51,227,000
Total distributions	$97,563,000		$96,043,000
Source of distributions:
Cash flows provided by operations (1)	$47,128,000	48%	$44,816,000	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	50,435,000	52%	51,227,000	53%
Total sources	$97,563,000	100%	$96,043,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of September 30, 2017 were $10.7 million for common stockholders. These distributions were paid on October 2, 2017.
For the nine months ended September 30, 2017, we declared and paid distributions of approximately $97.5 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the nine months ended September 30, 2017 of $79.4 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2017, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of September 30, 2017, we had approximately $884,169,000 of principal debt outstanding, of which $451,169,000 related to notes payable and $433,000,000 related to the unsecured credit facility. See Note 7—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2017 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years		3-5 Years	More than 5 Years		Total
Principal payments — fixed rate debt	$43,670		$7,945		$50,303	$—		$101,918	(5)
Interest payments — fixed rate debt	3,997		6,183		3,988	—		14,168
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	185,780	(6),(9)	314,489	(9)	—	18,441	(10)	518,710	(7)
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	18,169		12,787		—	95		31,051
Principal payments — variable rate debt	224,377	(8),(9)	39,164		—	—		263,541
Interest payments — variable rate debt (3)	6,915		1,366		—	—		8,281
Contingent consideration (4)	—		2,720		—	—		2,720
Notes receivable to be funded	2,500		—		—	—		2,500
Capital expenditures	4,785		2,641		—	—		7,426
Ground lease payments	726		1,537		1,563	36,706		40,532
Total	$490,919		$388,832		$55,854	$55,242		$990,847

(1)
As of September 30, 2017, we had $518.7 million outstanding principal on notes payable and borrowings under the unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of September 30, 2017 to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of September 30, 2017 to calculate the debt payment obligations in future periods.

(4)
Contingent consideration represents our best estimate of the cash payments we will be obligated to make under contingent consideration arrangements with a former owner of a property we acquired if specified objectives are achieved by the acquired entity. Changes in assumptions could have an impact on the payout of contingent consideration arrangements with a maximum payout of $8.1 million in cash and a minimum payout of $0 as of September 30, 2017.

(5)
Of this amount, $30.0 million relates to one loan agreement that was repaid on October 6, 2017 using proceeds from the unsecured credit facility. In addition, $53.6 million relates to properties that are currently under contract to be sold and may be repaid prior to maturity with sale proceeds.

(6)
Of this amount, $75.0 million relates to the term loan portion of the unsecured credit facility with a maturity date of May 28, 2018, subject to our right to a 12-month extension. In addition, $104.6 million relates to a loan agreement that is secured by a property and currently under contract to be sold and may be repaid prior to maturity with sale proceeds.

(7)	Of this amount, $120.2 million relates to properties currently under contract to be sold and may be repaid prior to maturity with sale proceeds.

(8)	Of this amount, $223.0 million relates to the revolving line of credit under the unsecured credit facility with a maturity date of May 28, 2018, subject to our right to two 12-month extensions.

(9)
As of September 30, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $475.8 million, an aggregate outstanding principal balance of $433.0 million and $42.8 million remained available to be drawn on the unsecured credit facility. As of September 30, 2017, $126.2 million of the total unencumbered pool availability under the unsecured credit facility related to properties that are currently under contract to be sold.

(10)
Of this amount, $18.4 million relates to one loan agreement with a maturity date of October 11, 2017. On October 11, 2017, the Company extended the maturity date of this loan agreement to October 11, 2022, subject to the Company's right to two one-year extensions.

Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet arrangements.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Net income (loss) attributable to common stockholders	$6,046		$(10,500)		$27,118		$24,017
Adjustments:
Depreciation and amortization	18,336		32,110		54,491		66,458
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(719)		(704)		(2,172)		(2,207)
FFO attributable to common stockholders	$23,663		$20,906		$79,437		$88,268
Adjustments:
Acquisition related expenses (1)	$—		$5		$—		$1,645
Amortization of intangible assets and liabilities (2)	(781)		(800)		(2,334)		(2,518)
Change in fair value of contingent consideration	(1,880)		125		(2,920)		370
Straight-line rent (3)	(2,324)		8,972		(10,111)		(3,717)
Loss on debt extinguishment	15		—		15		1,133
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	446	(4)	33	(5)	849	(6)	708	(7)
MFFO attributable to common stockholders	$19,139		$29,241		$64,936		$85,889
Weighted average common shares outstanding - basic for net income (loss) and FFO	186,295,970		183,726,479		185,834,940		182,827,193
Weighted average common shares outstanding - diluted for net income (loss)	186,312,758		183,726,479		185,853,976		182,846,104
Weighted average common shares outstanding - diluted for FFO	186,312,758		183,743,239		185,853,976		182,846,104
Net income (loss) per common share - basic	$0.03		$(0.06)		$0.15		$0.13
Net income (loss) per common share - diluted	$0.03		$(0.06)		$0.15		$0.13
FFO per common share - basic	$0.13		$0.11		$0.43		$0.48
FFO per common share - diluted	$0.13		$0.11		$0.43		$0.48

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

(4)	Of this amount, $254,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(5)	Of this amount, $(167,000) related to straight-line rents and $200,000 related to above- and below-market leases.

(6)	Of this amount, $273,000 related to straight-line rents and $576,000 related to above- and below-market leases.

(7)	Of this amount, $25,000 related to straight-line rents and $683,000 related to above- and below-market leases.

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
The following table summarizes our principal debt outstanding as of September 30, 2017 (amounts in thousands):

September 30, 2017
Notes payable:
Fixed rate notes payable	$101,918
Variable rate notes payable fixed through interest rate swaps	308,710
Variable rate notes payable	40,541
Total notes payable	451,169
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	210,000
Variable rate unsecured credit facility	223,000
Total unsecured credit facility	433,000
Total principal debt outstanding (1)	$884,169

(1)	As of September 30, 2017, the weighted average interest rate on our total debt outstanding was 3.9%.
As of September 30, 2017, $263.5 million of the $884.2 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 3.5% per annum. As of September 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.3 million per year.
As of September 30, 2017, we had 17 interest rate swap agreements outstanding, which mature on various dates from October 2017 through August 2020, with an aggregate notional amount under the swap agreements of $520.0 million and an aggregate settlement asset value of $3.1 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2017, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $7.2 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2017, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Distributions paid from sources other than our cash flows from operations may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2017, our cash flows provided by operations of approximately $87.9 million was a shortfall of $9.6 million, or 9.8%, of our distributions (total distributions were approximately $97.5 million, of which $47.1 million was cash and $50.4 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2016, our cash flows provided by operations of approximately $121.8 million was a shortfall of $6.3 million, or 4.9%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. If we cannot maintain certain tenant occupancy levels in our properties, we may not generate sufficient cash flows from operations to pay distributions, which may result in a lower return on a stockholder's investment than he or she may expect.
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
As of September 30, 2017, we owned real estate investments in 46 MSAs, (including one real estate investment owned through a consolidated partnership), two of which accounted for 10.0% or more of contractual rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the Chicago-Naperville-Elgin, Illinois-Indiana-Wisconsin MSA accounted for an aggregate of 10.1% and 12.3%, respectively, of contractual rental revenue for the nine months ended September 30, 2017. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, if tenants of our properties become concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
As of September 30, 2017, we had two exposures to tenant concentration that accounted for 10.0% or more of rental revenue. The leases with AT&T Services, Inc. and Bay Area Regional Medical Center, LLC accounted for 12.0% and 10.0%, respectively, of contractual rental revenue for the nine months ended September 30, 2017.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of September 30, 2017, approximately 62.4% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity). If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The American Taxpayer Relief Act of 2012 prevented the reduction in physician reimbursement of Medicare from being implemented in 2013. The Protecting Access to Medicare Act of 2014 prevented the reduction of 24.4% in the physician fee schedule by replacing the scheduled reduction with a 0.5% increase to the physician fee schedule through December 31, 2014, and a 0% increase for January 1, 2015 through March 31, 2015. The potential 21.0% cut in reimbursement that was to be effective April 1, 2015 was removed by the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) and replaced with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services has applied a negative payment adjustment to individual eligible professionals, Comprehensive Primary Care practice sites, and group practices participating in the Physician Quality Reporting System, or PQRS, group practice reporting option (including Accountable Care Organizations) that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments after two years, such that individuals and groups that receive the 2016 negative payment adjustment will not receive a 2014 PQRS incentive payment. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”.
On May 4, 2017, members of the House of Representatives approved legislation to repeal portions of the Healthcare Reform Act, which legislation was submitted to the Senate for approval. On July 25, 2017, the Senate rejected a complete repeal and, further, on July 27, 2017, the Senate rejected a repeal on the Healthcare Reform Act’s individual and employer mandates and a temporary repeal on the medical device tax. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost shares subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
On October 17, 2017, Senate health committee leaders proposed a bill to address funding for the cost-sharing subsidies and the Healthcare Reform Act’s outreach funding. At this time, it is uncertain whether any healthcare reform legislation will ultimately become law. If our tenants’ patients do not have insurance, it could adversely impact the tenants’ ability to pay rent and operate a practice.
In addition, the current Administration has commented on the possibility that it may seek to cease the additional subsidies to the qualified health plans that provide coverage for beneficiaries on the health insurance exchange.  There are also multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program.  The multiple lawsuits are moving through the judicial process.  Further, there is a current lawsuit, United States House of Representatives vs. Price, which alleges that the Executive Branch of the United States of America exceeded its authority in implementing the risk corridor payments under the HealthCare Reform and therefore the payments should not be made. At this time, the case is pending. If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On August 18, 2017, we granted an aggregate of 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our three independent directors in connection with each independent director's re-election to our board of directors. Each independent director received 3,000 shares of restricted common stock. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2017.
Use of Public Offering Proceeds
As of September 30, 2017, we had issued approximately 195.1 million shares of common stock in our Offerings for gross proceeds of $1,930.2 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $36.9 million in notes receivable and $127.1 million in a preferred equity investment as of September 30, 2017. In addition, as of September 30, 2017, we had invested $178.3 million in capital improvements related to certain real estate investments.
Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent Estimated per share NAV, which currently is $10.02, and the period of time each stockholder has held their shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
During the three months ended September 30, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
07/01/2017 - 07/31/2017	587,810	$9.90	587,810	$—
08/01/2017 - 08/31/2017	481,862	$9.87	481,862	$—
09/01/2017 - 09/30/2017	515,996	$9.93	515,996	$—
Total	1,585,668		1,585,668
During the three months ended September 30, 2017, we repurchased approximately $15,700,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended September 30, 2017.
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

10.1
Joinder Agreement (Master Credit Facility), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.2
Joinder Agreement (Term Loan), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC, to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.3
Purchase and Sale Agreement, dated October 23, 2017, by and between DC-505 North Railroad Avenue, LLC and Digital Northlake, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

10.4
Purchase and Sale Agreement, dated October 24, 2017, by and between the entities set forth on the signature page to the Purchase and Sale Agreement (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: November 9, 2017	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)