Form 10-K
period 2017-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2018-03-30
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on June 6, 2014. The last price paid to acquire a share in the Registrant’s primary offering was $10.00 per share of common stock, with discounts available for certain categories of purchasers. Effective February 15, 2018, the estimated share value of the registrant's common stock is $6.26 per share, which represents the $9.26 per share net asset value as of September 30, 2017 approved by the Registrant's board of directors on December 21, 2017, less the $3.00 special distribution paid on March 16, 2018 to stockholders of record as of February 15, 2018.
As of June 30, 2017, there were approximately 185,986,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate market value of approximately $1,859,860,000, assuming a market value of $10.02 per share, the most recent estimated per share net asset value of the registrant's common stock established by the registrant's board of directors at that time.
As of March 28, 2018, there were approximately 183,643,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.
Documents Incorporated by Reference
Portions of Registrant’s proxy statement for the 2018 annual stockholders meeting, which is expected to be filed no later than April 30, 2018, are incorporated by reference in Part III. Items 10, 11, 12, 13 and 14.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT, Inc., or the Company, or we, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. We were organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. As of September 30, 2017, we owned 49 real estate investments (including one real estate investment owned through a consolidated partnership), consisting of 84 properties, located in 46 metropolitan statistical areas, or MSAs. During the year ended December 31, 2017, our board of directors made a determination to sell the data center assets. Consistent with the decision, during the fourth quarter, we sold 15 data center properties, (including one real estate property owned through a consolidated partnership). This decision represents a strategic shift that has a major effect on the Company's results and operations and assets and liabilities for the years presented. As a result, the Company has its data centers segment as a part of discontinued operations. As of December 31, 2017, we operate through one reportable segment—commercial real estate investments in healthcare. In addition to the data center property sales, during the fourth quarter ended December 31, 2017, we sold one healthcare property. Therefore, as of December 31, 2017, we owned 34 real estate investments, consisting of 68 properties, located in 38 MSAs. As of December 31, 2017, the rentable space of these real estate investments was 94% leased.
We ceased offering shares of common stock in our initial public offering, or our Offering, on June 6, 2014. At the completion of our Offering, we had raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). We will continue to issue shares of common stock under the Third DRIP Offering (as defined below) until such time as we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC or the Third DRIP Offering is terminated by our board of directors.
On April 14, 2014, we registered 10,526,315 shares of common stock with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering. On November 25, 2015, we ceased offering shares of common stock pursuant to the First DRIP Offering and registered an additional 10,473,946 shares of common stock for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the Second DRIP Offering. On May 22, 2017, we ceased offering shares of common stock pursuant to the Second DRIP Offering and registered an additional 11,387,512 shares of common stock for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3, or the Third DRIP Offering. We refer to the First DRIP Offering, the Second DRIP Offering and the Third DRIP Offering collectively as the DRIP Offerings, and together with our Offering, as our Offerings. As of December 31, 2017, we had issued approximately 196,826,000 shares of common stock in our Offerings for gross proceeds of $1,946,761,000, before share repurchases of $104,911,000 and offering costs, selling commissions and dealer manager fees of $174,845,000.
On November 16, 2015, our board of directors, at the recommendation of the audit committee of the board, or the Audit Committee, which is comprised solely of independent directors, established an estimated net asset value, or NAV, per share of our common stock, or the "Estimated Per Share NAV", calculated as of September 30, 2015, of $10.05 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct, or NASD, Rule 2340. On November 28, 2016, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2016, of $10.02 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with Carter/Validus Advisors, LLC, or our Advisor, and an independent third-party valuation firm.

On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018 in the amount of approximately $556,227,000. In connection with the special cash distribution, our board of directors approved an updated Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018.
Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by our Advisor pursuant to an advisory agreement, or the Advisory Agreement, between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
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
Key Developments during 2017 and Subsequent

•	During the year ended December 31, 2017, we sold 16 properties, which consisted of approximately 2,656,000 rentable square feet, for an aggregate sale price of $1,153,000,000.

•
During the year ended December 31, 2017, we removed 29 properties from the unencumbered pool of the unsecured credit facility. Out of these 29 properties, a portfolio of 20 healthcare properties was removed due to a tenant undergoing a restructuring of its liabilities and nine data center properties were removed due to our sale of a data center portfolio that occurred on December 21, 2017. As a result of removing 29 properties from the unencumbered pool of the unsecured credit facility, the total unencumbered pool availability decreased by approximately $184,813,000.

•
During the year ended December 31, 2017, we added three healthcare properties to the unencumbered pool of the credit facility, which increased the unencumbered pool availability by approximately $21,906,000.

•
As of December 31, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $353,606,000, which was limited to $236,667,000 due to one covenant restriction and an aggregate outstanding principal balance of $0. As of December 31, 2017, $236,667,000 was available to be drawn on the unsecured credit facility.

•
As of December 31, 2017, we paid aggregate distributions, since inception, of approximately $509,989,000 ($241,512,000 in cash and $268,477,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings). Additionally, as of March 28, 2018, we paid aggregate distributions, since inception, of approximately $1,098,374,000 ($813,841,000 in cash and $284,533,000 reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings).

•
During the year ended December 31, 2017, we repurchased approximately 5,773,000 shares of common stock for an aggregate purchase price of $57,049,000 (an average of $9.88 per share) under our share repurchase program.

•	On December 21, 2017, our board of directors established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26.

•
On January 22, 2018, we declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.

•
In connection with the special cash distribution paid on March 16, 2018, our board of directors approved the new Estimated Per Share NAV of $6.26, effective on February 15, 2018, which is the record date of the special cash distribution.

•	On January 10, 2018, we sold two data center assets, which consisted of 658,000 rentable square feet, for an aggregate sale price of $142,500,000.

•
As of March 28, 2018, we owned, through wholly-owned subsidiaries, a portfolio of 33 real estate investments consisting of 66 properties, located in 37 MSAs and comprising an aggregate of 2,908,000 gross rental square feet of commercial space. As of March 28, 2018, our properties were 92% leased.

•	As of March 28, 2018, we had $195,000,000 outstanding under the unsecured credit facility.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.
Investment Objectives and Policies
Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, commercial real estate properties with a focus on the healthcare sector, which provide current cash flows from operations;

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments; and

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.
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
Investment Strategy
Primary Investment Focus
There is no limitation on the number, size or type of properties we may acquire. We focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the healthcare sector located throughout the continental United States, preferably with long-term net leases to creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire, or securities in which we invest, may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. We have and may continue to invest in real estate-related debt and securities that meet our investment strategy and return criteria. The sizes of individual properties we purchase vary significantly, but we expect most of the properties we acquire in the future will continue to have a purchase price between $25 million and $200 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments.
Investing in Real Property
Our Advisor generally uses the following criteria to evaluate potential investment opportunities:

•	assets that we determine are important to the use of our tenants;

•	leased to creditworthy tenants preferably on a net-leased basis;

•	leased with terms of at least seven to ten years (on average if multi-tenant building), or otherwise have a strong likelihood of renewing; and

•	geographically diverse locations with good accessibility.
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
To the extent feasible, we seek to achieve a well-balanced portfolio diversified by geographic location within the United States, age and lease maturities of the various properties in our portfolio. We also focus on acquiring properties in the healthcare sector. Tenants of our properties are generally diversified between national, regional and local companies. We generally target properties with lease terms of 10 years or longer. We have acquired and may continue to acquire properties with shorter lease terms if the property is in an attractive location, is difficult to replace, or has other significant favorable attributes. We expect that these investments will provide long-term value by virtue of their size, location, quality and condition, and lease characteristics.
Many healthcare companies currently are entering into sale-leaseback transactions as a strategy for applying capital to their core operating businesses that would otherwise be invested in their real estate holdings. We believe that our investment strategy enables us to take advantage of this trend and companies’ increased emphasis on core business operations and competence in today’s competitive corporate environment as many of these companies attempt to divest of their real estate assets.
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
Creditworthy Tenants
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. During the year ended December 31, 2017, we had four tenants who experienced a deterioration in their creditworthiness. As of December 31, 2017, we have not identified any material change in any of our other tenants' credit quality.
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
Description of Leases
We generally acquire properties subject to existing leases with tenants. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, most typically classified as triple net, or absolute net. Triple net leases typically require the tenant to pay, in addition to a fixed rental, all costs related to real estate taxes, insurance, utilities and common area maintenance of the property, including the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general and excess liability insurance,  and in some cases professional liability or environmental coverage as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable as loss payee, and  additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, pollution liability coverage as well as loss of rents insurance that covers two years rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants. We expect that multi-tenant properties will be subject to “gross” leases. “Gross” leases typically require the tenant to pay a flat rental amount and require us to pay for all property charges regularly associated with ownership of the property.
A majority of our acquisitions have lease terms of ten years or longer at the time of the property acquisition. As of December 31, 2017, the weighted average remaining lease term of our properties was 9.5 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do not consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease, unless we release that tenant from its obligations under the lease.
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

Acquisition Structure
We expect to acquire fee interests in properties (a “fee interest” is the absolute, legal possession and ownership of land, property, or rights), although other methods of acquiring a property may be utilized if we deem it to be advantageous. Our focus is on acquiring commercial real estate predominantly in the healthcare sector, but we also may acquire other real property types, including office, industrial and retail properties.
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
We may acquire properties or interests in properties from entities affiliated with our Advisor. We will not acquire any properties from entities affiliated with our Advisor unless a majority of our directors, including a majority of our independent directors not otherwise interested in the transaction, determine that the transaction is fair and reasonable to us. The purchase price of any property we acquire from our Advisor, its affiliates or a director will not exceed the current appraised value of the property. In addition, the price of the property we acquire from an affiliate may not exceed the cost of the property to the affiliate, unless a majority of our directors and a majority of our independent directors determine that substantial justification for the excess exists and the excess is reasonable. Since inception we have not purchased any properties from our Advisor, its affiliates or a director.
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
Competition
Should we purchase additional healthcare properties for our portfolio, we would be in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we generally acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Concentration of Credit Risk and Significant Leases
As of December 31, 2017, we had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. We limit our cash investments to financial institutions with high credit standings; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced loss of or lack of access to cash in our accounts.
Based on leases of our properties in effect as of December 31, 2017, three exposures to tenant concentrations accounted for 10.0% or more of our 2017 contractual rental revenue from continuing operations. The following table shows the tenants that accounted for 10.0% or more of our 2017 contractual rental revenue from continuing operations:

Tenant	Property	Segment	2017 Contractual Rental Revenue (in thousands) (1)	Percentage of 2017 Contractual Rental Revenue	Gross Leased Area (Sq Ft)	Lease Expiration Date
Bay Area Regional Medical Center, LLC	Bay Area Regional Medical Center	Healthcare	$19,985	20.9%	373,070	07/31/2034
Post Acute Medical, LLC (2)	(2)	Healthcare	11,487	12.0%	355,241	(2)
21st Century Oncology, Inc.	21st Century Oncology Portfolio	Healthcare	9,590	10.0%	220,163	03/31/2028
			$41,062		948,474

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

(2)	The following leases are under common control of the guarantor, Post Acute Medical, LLC:

Tenant	Property	Lease Expiration Date
Post Acute Medical at San Antonio, LLC	Post Acute/Warm Springs Rehab Hospital of Westover Hills	08/31/2036
Post Acute Medical at San Antonio, LLC	Warm Springs Rehabilitation Hospital	08/31/2036
Warm Springs Specialty Hospital of San Antonio, LLC	San Antonio Healthcare Facility	01/31/2037
Warm Springs Rehabilitation Hospital of Victoria, LLC	Post Acute Medical - Victoria I	05/22/2036
Post Acute Medical at Victoria, LLC	Post Acute Medical - Victoria II	05/22/2036
Post Acute Medical of New Braunfels, LLC	Post Acute Medical - New Braunfels	05/22/2036
PAM II of Covington, LLC	Post Acute Medical - Covington	05/22/2036
Post Acute Medical at Hammond, LLC	Post Acute Medical - Hammond	05/22/2036
The following table shows our real estate investments based on contractual rental revenue from continuing operations as of December 31, 2017:

Industry	Total Number of Leases	Gross Leased Area (Sq Ft)	2017 Contractual Rental Revenue (in thousands) (1)	Percentage of 2017 Contractual Rental Revenue
Healthcare	48	2,743,177	95,728	100.0%

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.

Based on leases of our properties in effect as of December 31, 2017, the following table shows the geographic diversification of our real estate properties that accounted for 10.0% or more of our contractual rental revenue from continuing operations as of December 31, 2017:

MSA	Total Number of Leases	Gross Leased Area (Sq Ft)	2017 Contractual Rental Revenue (in thousands) (1)	Percentage of 2017 Contractual Rental Revenue
Houston-The Woodlands-Sugar Land, TX	2	387,070	$20,393	21.3%
San Antonio-New Braunfels, TX	5	307,423	9,749	10.2%
Dallas-Ft. Worth-Arlington, TX	4	368,472	9,733	10.2%
	11	1,062,965	$39,875

(1)	Contractual rental revenue is based on the total revenue, excluding straight-line rental revenue, recognized and reported in the accompanying consolidated statements of comprehensive income.
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
Our properties are, and we expect any future properties primarily will be, located in the continental United States and would be affected by economic downturns, as well as economic cycles and risks inherent to that area.
Our properties are, and we expect any future properties primarily will be, located in the continental United States. Real estate markets are subject to economic downturns, as they have been in the past, and we cannot predict how economic conditions will impact this market in both the short and long term. Declines in the economy or a decline in the real estate market in the continental United States could hurt our financial performance and the value of our properties. The factors affecting economic conditions in the continental United States include, but are not limited to:

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2017, our cash flows provided by operations of approximately $105.3 million was a shortfall of $24.8 million, or 19.1%, of our distributions (total distributions were approximately $130.1 million, of which $63.1 million was cash and $67.0 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2016, our cash flows provided by operations of approximately $122.8 million was a shortfall of $5.3 million, or 4.1%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from net proceeds from our DRIP Offerings. If we cannot maintain certain tenant occupancy levels in our properties, we may not generate sufficient cash flows from operations to pay distributions, which may result in a lower return on a stockholder's investment than he or she may expect.
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
On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, approved and established an Estimated Per Share NAV of our common stock of $9.26 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a fully diluted basis, calculated as of September 30, 2017. Therefore, commencing with share repurchases in February 2018, the repurchase price for all stockholders was $9.26 per share.
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018 in the amount of approximately $556,227,000. In connection with the special cash distribution, our board of directors approved an updated Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. Therefore, commencing with share repurchases in March 2018, the repurchase price for all stockholders is $6.26 per share.

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
On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, approved and established the Estimated Per Share NAV of $9.26 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2017. We provided the Estimated Per Share NAV to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports.
In connection with a special cash distribution paid on March 16, 2018, our board of directors approved an updated Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution.
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
Further, the Estimated Per Share NAV is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding, calculated as of September 30, 2017. The value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on December 29, 2017.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of December 31, 2017, we owned 34 real estate investments, located in 38 MSAs, three of which accounted for 10.0% or more of our contractual rental revenue for the year ended December 31, 2017. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the San Antonio-New Braunfels, Texas MSA and the Dallas-Ft. Worth-Arlington, Texas MSA accounted for 21.3%, 10.2% and 10.2%, respectively, of our contractual rental revenue from continuing operations for the year ended December 31, 2017. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the year ended December 31, 2017, 100.0% of our contractual rental revenue from continuing operations was from the healthcare properties.

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
As of December 31, 2017, we had cash and cash equivalents in excess of federally insurable levels. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits of over $250,000. The loss of our deposits may have a material adverse effect on our financial condition.
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
Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. Because we only repurchase shares on a monthly basis, depending upon when during the month our board of directors makes this determination, it is possible that our stockholders would not have any additional opportunities to have their shares repurchased under the prior terms of the program, or at all, upon receipt of the notice. In addition, the share repurchase program includes numerous restrictions that would limit stockholders’ ability to sell their shares. Generally, stockholders must have held their shares for at least one year in order to participate in our share repurchase program, subject to the right of our board of directors to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances. Unless the shares of our common stock are being repurchased in connection with a stockholder’s death or qualifying disability, the purchase price for shares repurchased under our share repurchase program will be as set forth below. We do not currently anticipate obtaining appraisals for our investments (other than investments in transactions with affiliates), and, accordingly, the estimated value of our investments should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. The price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock): (a) for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the most recent Estimated Per Share NAV, (b) for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the most recent Estimated Per Share NAV, (c) for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the most recent Estimated Per Share NAV, and (d) for stockholders who have held their shares of our common stock for at least four years, the price will be 100.0% of the most recent Estimated Per Share NAV (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock). These limits might prevent us from accommodating all repurchase requests made in any year. These restrictions severely limit our stockholders’ ability to sell their shares should they require liquidity, and limit their ability to recover the value such stockholders invested or the fair market value of their shares. As a result, stockholders should not rely on our share repurchase program to provide them with liquidity. On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV of $9.26 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2017.

On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018. In connection with the special cash distribution, our board of directors approved an updated Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution.
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
Existing stockholders do not have preemptive rights to any shares issued by us in the future. Our charter currently has authorized 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock and 50,000,000 are designated as preferred stock. Subject to any limitations set forth under Maryland law, our board of directors may increase or decrease the aggregate number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All such shares may be issued in the discretion of our board of directors except that issuance of preferred stock must also be approved by a majority of our independent directors not otherwise interested in the transaction, who will have access, at our expense, to our legal counsel or to independent legal counsel. Further, we have adopted the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the 2010 Plan, pursuant to which we have the power and authority to grant restricted or deferred stock awards to persons eligible under the 2010 Plan. We have authorized and reserved 300,000 shares of our common stock for issuance under the 2010 Plan and have granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s initial election to our board of directors, and 3,000 shares in connection with such director’s subsequent election or re-election, as applicable. Existing stockholders likely will suffer dilution of their equity investment in us, if we:

•	sell additional shares in the future, including those issued pursuant to the Third DRIP Offering;

•	sell securities that are convertible into shares of our common stock;

•	issue shares of our common stock in a private offering of securities to institutional investors;

•	issue additional restricted share awards to our directors;

•	issue shares to our Advisor or its successors or assigns, in payment of an outstanding fee obligation as set forth under the Advisory Agreement; or

•	issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our Operating Partnership.
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
As of December 31, 2017, approximately 88.2% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
A property has or may incur vacancies either by the continued default of tenants under their leases or the expiration of tenant leases. If vacancies continue for a long period of time, we have and may suffer reduced revenues, resulting in less cash to be distributed to stockholders. In addition, because properties’ market values depend principally upon the value of the properties’ leases, the resale value of properties with prolonged vacancies could suffer, which could further reduce our stockholders’ return.

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
We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification may become even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 100.0% of our contractual rental revenue from continuing operations for the year ended December 31, 2017.
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
The healthcare properties we have acquired or seek to acquire may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and supported by tax revenues, and others are owned by nonprofit corporations and may be supported to a large extent by endowments and charitable contributions. These types of support are not available to our properties. Similarly, our tenants face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which have and could continue to adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.

Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. The Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) introduced two new payment methodologies. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record, or EHR, technology. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
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
Moreover, President Trump signed an Executive Order on January 20, 2017 to “ease the burden of Obamacare”.
On October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted. The Trump Administration also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost shares subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, Maine Community Health Options filed suit against The United States of America in the United States Court of Federal Claims, Case No. 17-2057C (December 28, 2017) seeking damages and payment for the cost-sharing reduction payment. This claim is currently pending. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program.  The multiple lawsuits are moving through the judicial process. If the Administration or the court system determines that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky is the first state to obtain a waiver for its program and require Medicaid beneficiaries to work or get ready for employment. If the “work requirement” expands to the states, Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.

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
Comprehensive healthcare reform legislation could materially and adversely affect our business, financial condition and results of operations and our ability to pay distributions to our stockholders.
The Healthcare Reform Act is intended to reduce the number of individuals in the U.S. without health insurance and effect significant other changes to the ways in which healthcare is organized, delivered and reimbursed. Included with the legislation is a limitation on physician-owned hospitals from expanding, unless the facility satisfies very narrow federal exceptions to this limitation. Therefore, if our tenants are physicians that own and refer to a hospital, the hospital would be limited in its operations and expansion potential, which may limit the hospital’s services and resulting revenues and may impact the owner’s ability to make rental payments. The Healthcare Reform Act changes continue to impact reimbursement models from the state and federal healthcare programs and the changes in reimbursement may adversely impact our tenants. December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was signed into law. The Tax Act repeals the individual mandate beginning in 2019. See the risk factor above entitled "Reductions in reimbursement from third-party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us" for more information.
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
Lenders have required us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders.
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
As of December 31, 2017, we had $101,278,000 of fixed interest rate debt outstanding, of which $83,066,000 was fixed through the use of interest rate swaps. As of December 31, 2017, we had $40,199,000 of variable rate debt outstanding. As of December 31, 2017, our weighted average interest rate was 5.6%. Increases in interest rates may increase our interest costs if we obtain variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer.For taxable years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
If our leases are not considered as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT.
To qualify as a REIT, we must satisfy two gross income tests, under which specified percentages of our gross income must be derived from certain sources, such as “rents from real property.” In order for rent paid to us to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures, or some other type of arrangement. If our leases are not respected as true leases for U.S. federal income tax purposes, we would fail to qualify as a REIT, which would materially adversely impact the value of an investment in our securities and in our ability to pay dividends to our stockholders.
The lease of our properties to a TRS is subject to special requirements.
Under the provisions of the REIT Investment Diversification and Empowerment Act of 2007 (“RIDEA”), we may lease certain “qualified health care properties” to a TRS (or a limited liability company of which a TRS is a member). The TRS in turn would contract with a third party operator to manage the health care operations at these properties. The rents paid by a TRS in this structure would be treated as qualifying rents from real property for purposes of the REIT requirements only if (i) they are paid pursuant to an arm’s-length lease of a qualified health care property and (ii) the operator qualifies as an “eligible independent contractor” with respect to the property. An operator will qualify as an eligible independent contractor if it meets certain ownership tests with respect to us, and if, at the time the operator enters into the property management agreement, the operator is actively engaged in the trade or business of operating qualified health care properties for any person who is not a related person to us or the TRS. If any of the above conditions were not satisfied, then the rents would not be considered income from a qualifying source for purposes of the REIT rules, which could cause us to incur penalty taxes or to fail to qualify as a REIT.
Legislative or regulatory action could adversely affect the returns to our investors.
In recent years, numerous legislative, judicial and administrative changes have been made in the provisions of U.S. federal income tax laws applicable to investments similar to an investment in shares of our common stock. Additional changes to the tax laws are likely to continue to occur, and we cannot assure you that any such changes will not adversely affect our taxation and our ability to continue to qualify as a REIT or the taxation of a stockholder. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. Our stockholders are urged to consult with their tax advisor with respect to the impact of recent legislation on their investment in our shares and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

Although REITs generally receive better tax treatment than entities taxed as regular corporations, it is possible that future legislation would result in a REIT having fewer tax advantages, and it could become more advantageous for a company that invests in real estate to elect to be treated for U.S. federal income tax purposes as a regular corporation. As a result, our charter provides our board of directors with the power, under certain circumstances, to revoke or otherwise terminate our REIT election and cause us to be taxed as a regular corporation, without the vote of our stockholders. Our board of directors has fiduciary duties to us and our stockholders and could only cause such changes in our tax treatment if it determines in good faith that such changes are in the best interests of our stockholders.
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act makes significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The Tax Cuts and Jobs Act makes numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
While the changes in the Tax Cuts and Jobs Act generally appear to be favorable with respect to REITs, the extensive changes to non-REIT provisions in the Internal Revenue Code may have unanticipated effects on us or our stockholders. Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be revisited in subsequent tax legislation. At this point, it is not clear if or when Congress will address these issues or when the IRS will issue administrative guidance on the changes made in the Tax Cuts and Jobs Act.
We urge you to consult with your own tax advisor with respect to the status of the Tax Cuts and Jobs Act and other legislative, regulatory or administrative developments and proposals and their potential effect on an investment in shares of our common stock.
Dividends payable by REITs generally do not qualify for reduced tax rates under current law.
The maximum U.S. federal income tax rate for certain qualified dividends payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates and therefore may be subject to a higher maximum U.S. federal income tax rate on ordinary income when paid to such stockholders. The more favorable rates applicable to regular corporate dividends under current law could cause investors who are individuals, trusts and estates or are otherwise sensitive to these lower rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
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
As of December 31, 2017, we owned a portfolio of 34 real estate investments, consisting of 68 properties, located in 38 MSAs, comprising 3.6 million gross rentable square feet of commercial space, including the square footage of buildings which are situated on land subject to a ground lease. As of December 31, 2017, 32 of the real estate investments with leases in-place were single-tenant commercial properties, one of the real estate investments with a lease in-place was a multi-tenant commercial property and one real estate investment was vacant. As of December 31, 2017, 94% of our rental square feet was leased with a weighted average remaining lease term of 9.5 years. As of December 31, 2017, we had $141,477,000 outstanding principal in notes payable secured by certain of our properties and the related tenant leases. As of December 31, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $353,606,000, which was limited to $236,667,000 due to one covenant restriction, an aggregate outstanding principal balance of $0 and $236,667,000 was available to be drawn. See Part IV, Item 15. "Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation," of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2017:

Real Estate Investments	MSA	Type of Property	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances,$ (in thousands)
St. Louis Surgical Center	St. Louis, MO-IL	Healthcare	1	02/09/2012	2005		100.0%	21,823	—	(12)
Stonegate Medical Center	Austin-Round Rock, TX	Healthcare	1	03/30/2012	2008		100.0%	27,375	—	(12)
HPI Integrated Medical Facility	Oklahoma City, OK	Healthcare	1	06/28/2012	2007		100.0%	34,970	—	(12)
Baylor Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	08/29/2012	2010		100.0%	62,390	18,316
Vibra Denver Hospital	Denver-Aurora-Lakewood, CO	Healthcare	1	09/28/2012	1962	(1)	100.0%	131,210	—	(12)
Vibra New Bedford Hospital	Providence-Warwick, RI-MA	Healthcare	1	10/22/2012	1942		100.0%	70,657	—	(12)
Houston Surgery Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	11/28/2012	1998	(2)	100.0%	14,000	—	(12)
Akron General Medical Center	Akron, OH	Healthcare	1	12/28/2012	2012		100.0%	98,705	—	(12)
Grapevine Hospital	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2013	2007		100.0%	61,400	12,371
Andover Data Center	Boston-Cambridge-Newton, MA-NH	Data Center	1	03/28/2013	1984	(3)	100.0%	92,700	—	(12)
Wilkes-Barre Healthcare Facility	Scranton-Wilkes-Barre-Hazleton, PA	Healthcare	1	05/31/2013	2012		100.0%	15,996	—	(12)
Fresenius Healthcare Facility	Elkhart-Goshen, IN	Healthcare	1	06/11/2013	2010		100.0%	15,462	—	(12)
Physicians' Specialty Hospital	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	1	06/28/2013	1994	(4)	100.0%	55,740	—	(12)
Christus Cabrini Surgery Center	Alexandria, LA	Healthcare	1	07/31/2013	2007		100.0%	15,600	—	(12)
Valley Baptist Wellness Center	Brownsville-Harlingen, TX	Healthcare	1	08/16/2013	2007		100.0%	38,111	5,842
Akron General Integrated Medical Facility	Akron, OH	Healthcare	1	08/23/2013	2013		100.0%	38,564	—	(12)
Cumberland Surgical Hospital (13)	San Antonio-New Braunfels, TX	Healthcare	1	08/29/2013	2013		100.0%	82,316	—
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio-New Braunfels, TX	Healthcare	1	09/06/2013	2012		100.0%	50,000	—	(12)
Warm Springs Rehabilitation Hospital	San Antonio-New Braunfels, TX	Healthcare	1	11/27/2013	1987		100.0%	113,136	—	(12)
Lubbock Heart Hospital	Lubbock, TX	Healthcare	1	12/20/2013	2003		100.0%	102,143	18,615
Walnut Hill Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2014	1983	(5)	—%	—	—
Cypress Pointe Surgical Hospital	Hammond, LA	Healthcare	1	03/14/2014	2006		100.0%	63,000	—	(12)
Milwaukee Data Center	Milwaukee-Waukesha-West Allis, WI	Data Center	1	03/28/2014	2004		100.0%	59,516	—	(12)
Bay Area Regional Medical Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	07/11/2014	2014		100.0%	373,070	86,333
Arizona Data Center Portfolio (6)	Phoenix-Mesa-Scottsdale, AZ	Data Center	2	08/27/2014	(6)		100.0%	658,215	—	(12)
Rhode Island Rehabilitation Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	1	08/28/2014	1965	(7)	100.0%	92,944	—	(12)
Select Medical Portfolio	(8)	Healthcare	3	08/29/2014	(8)		100.0%	166,414	—	(12)

Real Estate Investments	MSA	Type of Property	Number of Properties	Date Acquired	Year Built	Physical Occupancy	Gross Leased Area (Sq Ft)	Encumbrances,$ (in thousands)
San Antonio Healthcare Facility (14)	San Antonio-New Braunfels, TX	Healthcare	1	09/12/2014	(9)	58.7%	34,000	—
Dermatology Associates of Wisconsin Portfolio	(10)	Healthcare	9	09/15/2014	(10)	100.0%	88,114	—	(12)
Lafayette Surgical Hospital	Lafayette, LA	Healthcare	1	09/19/2014	2004	100.0%	73,824	—	(12)
Alpharetta Data Center II	Atlanta-Sandy Springs-Roswell, GA	Data Center	1	10/31/2014	1999	100.0%	165,000	—	(12)
Landmark Hospital of Savannah	Savannah, GA	Healthcare	1	01/15/2015	2014	100.0%	48,184	—	(12)
21st Century Oncology Portfolio	(11)	Healthcare	20	(11)	(11)	100.0%	220,163	—
Post Acute Medical Portfolio	(15)	Healthcare	5	05/23/2016	(15)	100.0%	158,105	—	(12)
			68				3,342,847	$141,477

(1)	The Vibra Denver Hospital was renovated in 1985.

(2)	The Houston Surgery Center was renovated in 2012.

(3)	The Andover Data Center was renovated in 2010.

(4)	The Physicians’ Specialty Hospital was renovated in 2009.

(5)	The Walnut Hill Medical Center was renovated in 2013.

(6)
The Arizona Data Center Portfolio was sold on January 10, 2018. For additional information, see Note 20—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

(7)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(8)	The Select Medical Portfolio consists of the following three properties:

Property Description	MSA	Year Built
Select Medical—Akron	Akron, OH	2008
Select Medical—Frisco	Dallas-Ft. Worth-Arlington, TX	2010
Select Medical—Bridgeton	St. Louis, MO-IL	2012

(9)	The San Antonio Healthcare Facility was redeveloped in 2017.

(10)	The Dermatology Associates of Wisconsin Portfolio consists of the following nine properties:

Property Description	MSA	Year Built
Dermatology Assoc-Randolph Ct	Green Bay, WI	2003
Dermatology Assoc-Murray St	Green Bay, WI	2008
Dermatology Assoc-N Lightning Dr	Appleton, WI	2011
Dermatology Assoc-Development Dr	Green Bay, WI	2010
Dermatology Assoc-York St	Green Bay, WI	1964
Dermatology Assoc-Scheuring Rd	Green Bay, WI	2005
Dermatology Assoc-Riverview Dr	Green Bay, WI	2011
Dermatology Assoc-State Rd 44	Oshkosh-Neenah, WI	2010
Dermatology Assoc-Green Bay Rd	Green Bay, WI	2007

(11)	The 21st Century Oncology Portfolio consists of the following 20 properties:

Property Description	MSA	Date Acquired	Year Built
21st Century Oncology-Yucca Valley	Riverside-San Bernardino-Ontario, CA	3/31/2015	2009
21st Century Oncology-Rancho Mirage	Riverside-San Bernardino-Ontario, CA	3/31/2015	2008
21st Century Oncology-Palm Desert	Riverside-San Bernardino-Ontario, CA	3/31/2015	2005
21st Century Oncology-Santa Rosa Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2003
21st Century Oncology-Crestview	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2004
21st Century Oncology-Fort Walton Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2005
21st Century Oncology-Bradenton	North Port-Sarasota-Bradenton, FL	3/31/2015	2002
21st Century Oncology-Tamarac	Miami-Ft. Lauderdale-West Palm Beach, FL	3/31/2015	1997
21st Century Oncology-Fort Myers I	Cape Coral-Fort Myers, FL	3/31/2015	1999
21st Century Oncology-Fort Myers II	Cape Coral-Fort Myers, FL	3/31/2015	2010
21st Century Oncology-Bonita Springs	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-Lehigh Acres	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-East Naples	Naples-Immokalee-Marco Island, FL	3/31/2015	2007
21st Century Oncology-Jacksonville	Jacksonville, FL	3/31/2015	2009
21st Century Oncology-Frankfort	Lexington-Fayette, KY	3/31/2015	1993
21st Century Oncology-Las Vegas	Las Vegas-Henderson-Paradise, NV	3/31/2015	2007
21st Century Oncology-Henderson	Las Vegas-Henderson-Paradise, NV	3/31/2015	2000
21st Century Oncology-Fairlea	Hagerstown-Martinsburg, MD-WV	3/31/2015	1999
21st Century Oncology-El Segundo	Los Angeles-Long Beach-Anaheim, CA	4/20/2015	2009
21st Century Oncology-Lakewood Ranch	North Port-Sarasota-Bradenton, FL	4/20/2015	2008

(12)
Property is under the unsecured credit facility’s unencumbered pool availability. As of December 31, 2017, 40 commercial properties were under the unsecured credit facility’s unencumbered pool availability and we had no principal amount outstanding thereunder.

(13)	Formerly known as the Victory Medical Center Landmark.

(14)	Formerly known as the Victory IMF.

(15)	The Post Acute Medical Portfolio consists of the following five properties:

Property Description	MSA	Date Acquired	Year Built
Post Acute Medical - Victoria I	Victoria, TX	5/23/2016	2013
Post Acute Medical - Victoria II	Victoria, TX	5/23/2016	1998
Post Acute Medical - New Braunfels	San Antonio-New Braunfels, TX	5/23/2016	2007
Post Acute Medical - Covington	New Orleans-Metairie, LA	5/23/2016	1984
Post Acute Medical - Hammond	Hammond, LA	5/23/2016	2004
We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.
Leases
Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2017, the weighted average remaining lease term of our properties was 9.5 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. The leases at each individual property provide for annual rental payments (payable in monthly installments) with an average of $1,509,000 per year. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.

The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2017 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Gross Leased Area (Sq Ft)	Annualized Contractual Base Rent (in thousands) (1)	Percentage of Annualized Contractual Base Rent
2018	2	658,215	$9,803	9.3%
2019	1	59,516	1,767	1.7%
2020	—	—	—	—%
2021	—	—	—	—%
2022	1	92,700	1,059	1.0%
2023	1	54,000	1,936	1.8%
2024	11	269,110	7,447	7.1%
2025	4	168,331	4,796	4.5%
2026	4	41,375	1,309	1.2%
2027	7	367,435	9,564	9.1%
Thereafter	20	1,632,165	67,940	64.3%
	51	3,342,847	$105,621	100.0%

(1)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2017.
Indebtedness
For a discussion of our indebtedness, see Note 8—"Notes Payable," Note 9—"Unsecured Credit Facility," and Note 13—"Derivative Instruments and Hedging Activities" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 3. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 17—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 28, 2018, we had approximately 183.6 million shares of common stock outstanding, held by a total of 39,836 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Pursuant to the Third DRIP Offering, effective February 15, 2018, we are selling shares of our common stock to our stockholders at a price of $6.26 per share.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $9.26. per share. The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on December 21, 2017. The Estimated Per Share NAV of common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2017.
In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The new Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution.
The Estimated Per Share NAV was determined after consultation with the Advisor and Robert A. Stanger & Co, Inc., an independent third-party valuation firm, the engagement of which was approved by the Audit Committee. The Audit Committee, pursuant to authority delegated by our board of directors, was responsible for the oversight of the valuation process, including the review and approval of the valuation process and methodology used to determine the Estimated Per Share NAV, the consistency of the valuation and appraisal methodologies with real estate industry standards and practices and the reasonableness of the assumptions used in the valuations and appraisals. The valuation was performed in accordance with the provisions of Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association, or the IPA, in April 2013, in addition to SEC guidance. FINRA rules provide no guidance on the methodology an issuer must use to determine its estimated value per share. As with any valuation methodology, our independent valuation firm's methodology is based upon a number of estimates and assumptions that may not be accurate or complete. Different parties with different assumptions and estimates could derive a different estimated value per share, and these differences could be significant. The Estimated Per Share NAV is not audited and does not represent the fair value of our assets or liabilities according to GAAP. Accordingly, with respect to the Estimated Per Share NAV, we can give no assurance that:

•	a stockholder would be able to resell his or her shares at the Estimated Per Share NAV;

•	stockholder would ultimately realize distributions per share equal to the Estimated Per Share NAV upon liquidation of our assets and settlement of our liabilities or a sale of the company;

•	our shares of common stock would trade at the Estimated Per Share NAV on a national securities exchange;

•	an independent third-party appraiser or other third-party valuation firm would agree with the Estimated Per Share NAV; or

•	the methodology used to estimate the Estimated Per Share NAV would be acceptable to FINRA or for compliance with ERISA reporting requirements.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in the portfolio and the management of those assets and in response to the real estate and finance markets. We expect to engage an independent valuation firm to update the Estimated Per Share NAV at least annually.

For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on December 29, 2017.
Share Repurchase Program
Our board of directors has adopted a share repurchase program that enables our stockholders to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. Repurchase of shares of our common stock is at the sole discretion of our board of directors. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
Our common stock currently is not listed on a national securities exchange and we will not seek to list our stock unless our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. The estimated value of our shares should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets. On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV of our common stock of $9.26 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of September 30, 2017. Therefore, effective commencing with share repurchases in February 2018, the repurchase price for all stockholders was $9.26 per share. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved an updated Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. Therefore, effective commencing with share repurchases in March 2018, the repurchase price for all stockholders is $6.26 per share.
We currently expect to update the Estimated Per Share NAV at least annually. Unless the shares are being repurchased in connection with a stockholder’s death or qualifying disability, the price per share that we will pay to repurchase shares of our common stock will be as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	for stockholders who have continuously held their shares of our common stock for at least one year, the price will be 92.5% of the Estimated Per Share NAV;

•	for stockholders who have continuously held their shares of our common stock for at least two years, the price will be 95.0% of the Estimated Per Share NAV;

•	for stockholders who have continuously held their shares of our common stock for at least three years, the price will be 97.5% of the Estimated Per Share NAV; and

•	for stockholders who have continuously held their shares of our common stock for at least four years, the price will be 100.0% of the Estimated Per Share NAV.
Shares repurchased in connection with a stockholder’s death or qualifying disability will be repurchased at a price per share equal to 100% of the Estimated Per Share NAV as determined by our board of directors, subject to any special distribution previously made to the stockholders. Shares repurchased in connection with a stockholder’s other exigent circumstances, such as bankruptcy, within one year from the purchase date, will be repurchased at a price per share equal to the price per share we would pay had the stockholder held the shares for one year from the purchase date, and at all other times in accordance with the table above.
At any time the repurchase price is determined by any method other than the NAV of the shares, if we have sold property and have made one or more special distributions to our stockholders of all or a portion of the net proceeds from sales, such as the special distribution made on March 16, 2018, the per share repurchase price will be reduced by the net sale proceeds per share distributed to investors prior to the repurchase date. Our board of directors will, in its sole discretion, determine which distributions, if any, constitute a special distribution. While our board of directors does not have specific criteria for determining a special distribution, we expect that future special distributions will only occur upon the sale of property and the subsequent distribution of the net sale proceeds.

We generally redeem shares on a monthly basis. Requests for repurchase must be received at least five business days prior to the end of the month in which the stockholder is requesting a repurchase of the holder's shares. Each stockholder whose repurchase request is granted will receive the repurchase amount within ten days after the end of the month in which we grant the repurchase request. Subject to certain limitations, we will also repurchase shares upon the request of the estate, heir or beneficiary of a deceased stockholder. We will not repurchase in excess of 5.0% of number of shares of common stock outstanding as of December 31st of the previous calendar year.
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
Our board of directors, in its sole discretion, may choose to amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days' prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the Third DRIP Offering on the date we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC and applicable states, or the Third DRIP Offering is terminated by our board of directors. Because the repurchase of shares will be funded with the net proceeds we receive from the sale of shares under the Third DRIP Offering, the discontinuance or termination of the Third DRIP Offering will adversely affect our ability to redeem shares under the share repurchase program. We will notify our stockholders of such development in our next annual or quarterly reports or by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2017, we received valid repurchase requests relating to approximately 5,773,000 shares, which were repurchased in full for an aggregate purchase price of $57,049,000 (an average of $9.88 per share) under our share repurchase program. During the year ended December 31, 2016, we received valid repurchase requests relating to approximately 3,432,000 shares, which were repurchased in full for an aggregate purchase price of $33,335,000 (an average of $9.71 per share) under our share repurchase program.
During the three months ended December 31, 2017, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2017 - 10/31/2017	922,018	$9.91	922,018	$—
11/01/2017 - 11/30/2017	540,654	$9.91	540,654	$—
12/01/2017 - 12/31/2017	337,109	$9.94	337,109	$—
Total	1,799,781		1,799,781
During the three months ended December 31, 2017, we repurchased approximately $17,851,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended December 31, 2017.
Stockholders
As of March 28, 2018, we had approximately 183,643,000 shares of common stock outstanding held by 39,836 stockholders of record.
Distributions
We are taxed and qualify as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2017, we paid aggregate distributions of $130,075,000 ($63,082,000 in cash and $66,993,000 reinvested in shares of our common stock pursuant to the DRIP Offerings). For the year ended December 31, 2016, we paid aggregate distributions of $128,124,000 ($60,038,000 in cash and $68,086,000 reinvested in shares of our common stock pursuant to the DRIP Offerings).

Use of Public Offering Proceeds
As of December 31, 2017, we had issued approximately 196.8 million shares of common stock in our Offerings for gross proceeds of $1,946.8 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $39.4 million in notes receivable and $127.1 million in a preferred equity investment as of December 31, 2017. As of December 31, 2017, we had invested $182.1 million in capital improvements related to certain real estate investments. During the year ended December 31, 2017, we disposed 16 properties (15 data center properties and one healthcare property) for an aggregate sale price of $1,153.0 million and generated net proceeds from the sale of those assets of $1,131.6 million.  In connection with the dispositions, we repaid mortgage loans associated with these properties for approximately $308.2 million, including accrued interest, and $479.0 million of our unsecured credit facility.
On January 10, 2018, we sold a data center portfolio, consisting of two properties, for approximately $142.5 million and generated net proceeds from the sale of this portfolio of $140.2 million, after transaction costs and disposition fees, subject to additional transaction costs paid subsequent to the closing date.
In addition, on January 22, 2018, we declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018 in the amount of $556.2 million.

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

The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2017	2016	2015	2014	2013
Balance Sheet Data:
Total real estate, net	$908,188	$1,039,330	$964,052	$800,723	$311,563
Acquired intangible assets, net	$86,938	$94,675	$103,185	$96,232	$40,014
Cash and cash equivalents	$336,500	$42,613	$28,527	$113,093	$7,511
Preferred equity investment	$—	$—	$127,147	$—	$—
Assets of discontinued operations, net	$213,833	$1,093,465	$1,093,821	$1,118,439	$636,859
Total assets	$1,624,599	$2,337,654	$2,382,440	$2,182,961	$1,060,485
Notes payable, net	$140,602	$172,042	$209,027	$215,777	$68,008
Credit facility, net	$—	$356,211	$290,456	$73,034	$150,016
Intangible lease liabilities, net	$17,555	$18,667	$19,745	$19,961	$10,808
Liabilities of discontinued operations, net	$5,058	$361,405	$379,375	$324,338	$181,824
Total liabilities	$193,782	$932,710	$920,264	$652,368	$419,202
Total equity	$1,430,817	$1,404,944	$1,462,176	$1,530,593	$641,283
Operating Data:
Total revenue	$94,414	$90,237	$96,818	$65,701	$27,581
Rental expenses	$13,071	$8,972	$7,363	$3,667	$1,457
Acquisition related expenses	$—	$1,667	$3,693	$4,081	$4,023
Depreciation and amortization	$33,540	$47,591	$30,429	$17,104	$6,365
Income from operations	$30,007	$14,800	$39,371	$29,562	$12,145
(Loss) Income from continuing operations	$(37,038)	$478	$32,071	$18,997	$5,460
Income from discontinued operations	$261,675	$34,679	$36,305	$18,634	$9,219
Net income	$224,637	$35,157	$68,376	$37,631	$14,679
Net income attributable to noncontrolling interests in consolidated partnerships	$(47,326)	$(3,921)	$(4,938)	$(4,133)	$(2,021)
Net income attributable to common stockholders	$177,311	$31,236	$63,438	$33,498	$12,658
Funds from operations attributable to common stockholders (1)	$103,955	$114,634	$127,914	$75,882	$28,108
Modified funds from operations attributable to common stockholders (1)	$84,373	$111,196	$105,214	$67,957	$26,608
Per Share Data:
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.20)	$—	$0.17	$0.12	$0.13
Discontinued operations	1.15	0.17	0.19	0.11	0.17
Net income attributable to common stockholders	$0.95	$0.17	$0.36	$0.23	$0.30
Diluted:
Continuing operations	$(0.20)	$—	$0.17	$0.12	$0.13
Discontinued operations	1.15	0.17	0.19	0.11	0.17
Net income attributable to common stockholders	$0.95	$0.17	$0.36	$0.23	$0.30
Distributions declared	$130,183	$128,316	$124,963	$100,617	$29,419
Distributions declared per common share	$0.70	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding:
Basic	185,922,468	183,279,872	178,521,807	143,682,692	42,207,714
Diluted	185,922,468	183,297,662	178,539,609	143,700,672	42,224,944
Cash Flow Data:
Net cash provided by operating activities	$105,278	$122,821	$107,659	$69,723	$26,022
Net cash provided by (used in) investing activities	$1,092,831	$(18,818)	$(324,316)	$(1,021,697)	$(578,816)
Net cash (used in) provided by financing activities	$(903,800)	$(89,468)	$132,518	$1,065,284	$558,712

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
We ceased offering shares of common stock in our initial public offering of up to $1,746,875,000 in shares of common stock, or our Offering, on June 6, 2014. Upon completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to the DRIP). We will continue to issue shares of common stock under the Third DRIP Offering, defined below, until such time as we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC or the Third DRIP Offering is terminated by our board of directors.
On April 14, 2014, we registered 10,526,315 shares of common stock in the First DRIP Offering for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. On November 25, 2015, we ceased offering shares of common stock pursuant to the First DRIP Offering and registered an additional 10,473,946 shares of common stock in the Second DRIP Offering for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3. On May 22, 2017, we ceased offering shares of common stock pursuant to the Second DRIP Offering and registered an additional 11,387,512 shares of common stock in the Third DRIP Offering for a price per share of $9.519, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3.
On December 21, 2017, our board approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value (as defined below), as determined by the board. As a result, effective February 1, 2018, shares were offered pursuant to the Third DRIP Offering for a price per share of $9.26. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved the updated Estimated Per Share NAV of $6.26, effective on February 15, 2018, which was the record date of the special cash distribution. Therefore, effective February 15, 2018, shares are offered pursuant to the Third DRIP Offering for a price per share of $6.26.
We refer to the First DRIP Offering, the Second DRIP Offering and the Third DRIP Offering as the DRIP Offerings, and collectively with our Offering, our Offerings. As of December 31, 2017, we had issued approximately 196,826,000 shares of common stock in our Offerings for gross proceeds of $1,946,761,000, before share repurchases of $104,911,000 and offering costs, selling commissions and dealer manager fees of $174,845,000.
On November 16, 2015, our board of directors, at the recommendation of the audit committee of the board, or the Audit Committee, which is comprised solely of independent directors, established an estimated net asset value, "NAV", per share of our common stock, or the "Estimated Per Share NAV", calculated as of September 30, 2015, of $10.05 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under the National Association of Securities Dealers Conduct, or NASD, Rule 2340. On November 28, 2016, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2016, of $10.02 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor and an independent third-party valuation firm.
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, pursuant to the Advisory Agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
Our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received, and will continue to receive, fees during the acquisition and operational stages and our Advisor may be eligible to receive fees during the liquidation stage of the Company.
As of December 31, 2017, we had completed acquisitions of 49 real estate investments, consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000.
During the year ended December 31, 2017, our board of directors made a determination to sell data center assets. Consistent with the decision, during the fourth quarter of 2017, we sold 15 data center properties (including one real estate property owned through a consolidated partnership). This decision represents a strategic shift that has a major effect on the Company's results and operations and assets and liabilities for the years presented. As a result, the Company has its data centers segment as a part of discontinued operations.
Subsequent to December 31, 2017, we completed the sale of two data center assets, which consisted of approximately 658,000 rentable square feet, for an aggregate sale price of $142,500,000 with net proceeds of approximately $140,221,000, after transaction costs and disposition fees, subject to additional transaction costs paid subsequent to the closing date.
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.
On January 22, 2018, our board of directors declared a new distribution rate, which will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock or 6.7% per annum on the most recent NAV of $9.26 per share, less the special distribution of $3.00 per share, to stockholders of record as of each date during the period beginning on March 1, 2018, through May 31, 2018. The March distributions will be paid in April 2018, the April distributions will be paid in May 2018 and the May distributions will be paid in June 2018.
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
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset. During the year ended December 31, 2017, we recorded impairment losses on five real estate properties in the amount of $39,147,000.
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
During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were deemed to be impaired and their carrying values were reduced to their estimated fair value of $52,557,000, resulting in an impairment charge of $33,211,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive income. We review each property based on the highest and best use and market participant assumptions. We used a discounted cash flow analysis and a market approach to estimate the fair value of real estate assets relating to the property. See Note 12—"Fair Value" for more details.
In addition, during the year ended December 31, 2017, we recorded an impairment loss of $5,936,000 related to one real estate property, which was sold on December 28, 2017 for $88,000,000. The impairment loss is included in impairment loss on real estate in the consolidated statements of comprehensive income. No impairment losses were recorded during the years ended December 31, 2016 and 2015.
When developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. Additionally, for certain of our properties we use a market approach, using comparable properties' sale approach. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
For the year ended December 31, 2017, we recognized an impairment of three in-place lease intangible assets in the amount of approximately $1,151,000 and one below-market lease in the amount of approximately $86,000 by accelerating the amortization of the intangibles as a result of a lease amendment. For the year ended December 31, 2016, we recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,400,000 as a result of two tenants experiencing financial difficulties.

Purchase Price Allocation
Upon the acquisition of real properties, we evaluate whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions we allocate the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, we capitalize transaction costs and allocate the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, we expense transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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
Held for Sale and Discontinued Operations
We classify a real estate property as held for sale upon satisfaction all of the following criteria: (i) management commits to a plan to sell a property, (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties, (iii) there is an active program to locate a buyer, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, we cease recognizing depreciation and amortization on the real estate properties held for sale, including depreciation for tenant improvements, as well as on the amortization of acquired in-place leases. The real estate properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.
Additionally, we classified real estate properties held for sale as discontinued operations for all periods presented if the disposal represents a strategic shift that has (or will have) a major effect on our results and operations, the assets, liabilities and operations for the periods presented are classified on the consolidated balance sheets and consolidated statements of comprehensive income as discontinued operations for all periods presented.

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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. We also maintain an allowance for deferred rent receivables arising from the straight-lining of rents. Our determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the years ended December 31, 2017 and 2016, we recorded $20,755,000 and $26,177,000, respectively, in provision for doubtful accounts for rental revenue, tenant reimbursement revenue and straight-line rent receivable, which is recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental revenue and tenant reimbursement revenue. For the year ended December 31, 2015, we recorded $3,376,000 in provision for doubtful accounts.
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
Disposition of Real Estate Properties During 2017 and Subsequent

•
During the year ended December 31, 2017, we sold an aggregate of 16 properties, 15 data center properties (including one real estate property owned through a consolidated partnership) and one healthcare property, which consisted of 2,656,000 rentable square feet, for an aggregate sale price of $1,153,000,000.

•	On January 10, 2018, we completed the sale of two data center assets, which consisted of 658,000 rentable square feet, for an aggregate sale price of $142,500,000.
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
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2017, our operating properties were 91% leased.

Results of Operations
During the year ended December 31, 2017, our board of directors made a determination to sell data center assets. Consistent with the decision, during the fourth quarter of 2017, we sold 15 data center properties, (including one real estate property owned through a consolidated partnership) for aggregate consideration of $1,065,000,000. This decision represents a strategic shift that has a major effect on the Company's results and operations and assets and liabilities for the years presented and qualified as discontinued operations. As of December 31, 2017, we had five data centers remaining, two of which were sold on January 10, 2018. The results of operations discussed below reflect the data center segment presented as discontinued operations.
Our results of operations are influenced by the timing of acquisitions and the operating performance of our operating real estate properties. The following table shows the property statistics of our operating real estate properties as of December 31, 2017, 2016 and 2015:

	December 31,
	2017	2016	2015
Number of commercial operating properties (1)	63	63	58
Leased rentable square feet	2,367,000	2,709,000	2,545,000
Weighted average percentage of rentable square feet leased	91%	100%	100%

(1)
As of December 31, 2017, we owned 63 operating real estate properties, one of which was vacated by the tenant on June 2, 2017 and remains unoccupied. As of December 31, 2016, we owned 64 operating real estate properties, one of which was under construction. As of December 31, 2015, we owned 59 operating real estate properties, one of which was under construction.

The following table summarizes our operating real estate properties' activity for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Commercial operating properties acquired	—	5	21
Commercial operating properties placed in service	1	—	1
Commercial operating properties disposed	1	—	—
Approximate aggregate purchase price of operating properties acquired	$—	$71,000,000	$137,427,000
Approximate aggregate cost of properties placed in service	$19,466,000	$—	$48,735,000
Approximate net book value of properties at disposal	$93,435,000	$—	$—
Leased rentable square feet additions	34,000	158,000	438,000
Leased rentable square feet disposed	177,000	—	—
The following discussion is based on our consolidated financial statements for the years ended December 31, 2017, 2016 and 2015.
These sections describe and compare our results of operations for the years ended December 31, 2017, 2016 and 2015. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our new acquisitions and dispositions on net income.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Same store rental revenue	$79,418	$81,559	$(2,141)
Non-same store rental revenue	9,091	4,733	4,358
Same store tenant reimbursement revenue	5,027	3,454	1,573
Non-same store tenant reimbursement revenue	427	11	416
Other operating income	451	480	(29)
Total revenue	$94,414	$90,237	$4,177

•	Same store rental revenue decreased primarily due to an increase in bad debt expenses related to delinquent accounts receivable during the year ended December 31, 2017.

•	Non-same store rental revenue and tenant reimbursement revenue increased primarily as a result of the acquisition of five properties and one property placed in service since January 1, 2016.

•
Same store tenant reimbursement revenue increased primarily due to an increase in real estate taxes recognized during the year ended December 31, 2017, due to assumption of unpaid taxes by one of our tenants, offset by an increase in bad debt expenses related to tenant reimbursement revenues.

Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Same store rental expenses	$12,078	$8,547	$3,531
Non-same store rental expenses	993	425	568
General and administrative expenses	7,185	6,251	934
Acquisition related expenses	—	1,667	(1,667)
Asset management fees	10,611	10,956	(345)
Depreciation and amortization	33,540	47,591	(14,051)
Total expenses	$64,407	$75,437	$(11,030)

•	Same store rental expenses increased primarily due to an increase in real estate taxes recognized during the year ended December 31, 2017 due to assumption of unpaid taxes by one of our tenants.

•	Non-same store rental expenses increased primarily due to the acquisition of five operating properties and one property placed in service since January 1, 2016.

•
General and administrative expenses increased primarily due to federal excise tax incurred during the year ended December 31, 2017 in the amount of $0.6 million, coupled with an increase in professional fees related to strategic advice in connection with dispositions of our data center properties.

•
Acquisition related expenses decreased because during the year ended December 31, 2016, we acquired five property portfolio that we accounted for as a business combination for an aggregate purchase price of $71.0 million. We did not acquire any properties during the year ended December 31, 2017.

•	Asset management fees decreased primarily due to the redemption of the preferred equity investment on October 4, 2016.

•
Depreciation and amortization decreased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the year ended December 31, 2016, which was the result of one tenant experiencing financial difficulties.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$68	$52	$16
Dividends on preferred equity investment	—	11,595	(11,595)
Notes receivable interest and other income	3,079	1,648	1,431
Total other interest and dividend income	3,147	13,295	(10,148)

Interest expense, net:
Interest on notes payable	(8,847)	(10,127)	1,280
Interest on unsecured credit facility	(12,896)	(10,884)	(2,012)
Amortization of deferred financing costs	(3,005)	(3,603)	598
Capitalized interest	2,865	2,424	441
Gain (loss) on debt extinguishment	2,774	(1,133)	3,907
Total interest expense, net	(19,109)	(23,323)	4,214
Provision for loan losses	(11,936)	(4,294)	(7,642)
Impairment loss on real estate	(39,147)	—	(39,147)
Total other expense	(67,045)	(14,322)	(52,723)
Income from discontinued operations	$261,675	$34,679	$226,996

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•	Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance of our notes receivable, net of reserves.

•
Interest on notes payable decreased due to the payoff of three notes payable during 2017 in the amount of $26.1 million and the payoff of one note payable during the year ended December 31, 2016 in the amount of $31.2 million. The outstanding principal balance on notes payable was $141.5 million as of December 31, 2017, as compared to $173.4 million as of December 31, 2016.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $396.3 million as of December 31, 2017, as compared to $376.5 million as of December 31, 2016.

•
Capitalized interest increased due to an increase in the average accumulated expenditures on development properties to $43.2 million for the year ended December 31, 2017, as compared to $37.2 million for the year ended December 31, 2016.

•	Gain on debt extinguishment increased due to associated early extinguishment of debt obligations.

•
Provision for loan losses increased due to $11.9 million recorded in bad debt expense on notes receivable and accrued interest related to two tenants during the year ended December 31, 2017, as compared to $4.3 million recorded in bad debt expense on notes receivable and accrued interest related to two tenants during the year ended December 31, 2016.

•	Impairment loss on real estate increased due to the carrying amount of five real estate properties exceeding their fair value by $39.1 million.

•
Income from discontinued operations, which includes revenue, operating expenses and interest expense of the data center segment, increased primarily due to a gain of $224.1 million on the sale of 15 data center properties.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Same store rental revenue	$60,872	$81,672	$(20,800)
Non-same store rental revenue	25,421	10,484	14,937
Same store tenant reimbursement revenue	2,646	4,024	(1,378)
Non-same store tenant reimbursement revenue	819	97	722
Other operating income	479	215	264
Real estate-related notes receivable interest income	—	326	(326)
Total revenue	$90,237	$96,818	$(6,581)

•
Same store rental revenue decreased primarily due to bad debt expense related to delinquent accounts receivable recorded in the amount of $24.6 million during the year ended December 31, 2016, as compared to $3.4 million during the year ended December 31, 2015, partially offset by an increase in contractual rental revenue due to lease amendments during the year ended December 31, 2016.

•	Non-same store rental revenue, and tenant reimbursement revenue increased primarily as a result of the acquisition of 26 properties since January 1, 2015.

•
Same store tenant reimbursement revenue decreased primarily due to bad debt expense recorded for tenant reimbursement revenue in the amount of $1.5 million during the year ended December 31, 2016, which was a result of two tenants experiencing financial difficulties.

•	Real estate-related notes receivable interest income decreased due to principal repayments of certain real estate-related notes receivable during 2015.
Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Same store rental expenses	$6,884	$6,755	$129
Non-same store rental expenses	2,088	608	1,480
General and administrative expenses	6,251	6,340	(89)
Acquisition related expenses	1,667	3,693	(2,026)
Asset management fees	10,956	9,622	1,334
Depreciation and amortization	47,591	30,429	17,162
Total expenses	$75,437	$57,447	$17,990

•	Non-same store rental expenses increased primarily due to the acquisition of 26 operating properties since January 1, 2015.

•
Acquisition related expenses decreased because during the year ended December 31, 2016, we acquired a five property portfolio that we accounted for as a business combination for an aggregate purchase price of $71.0 million, as compared to 21 properties accounted for as business combinations for an aggregate purchase price of $137.4 million during the year ended December 31, 2015.

•	Asset management fees increased primarily due to an increase in the weighted average assets as of December 31, 2016, as compared to December 31, 2015.

•
Depreciation and amortization increased primarily due to the acceleration of amortization of an in-place lease intangible in the amount of $14.6 million during the year ended December 31, 2016, which was the result of one tenant experiencing financial difficulties, as compared to the acceleration of amortization of an in-place lease intangible in the amount of $3.1 million during the year ended December 31, 2015, associated with a lease termination at one of our properties, coupled with an increase in the weighted average depreciable basis of real estate investments.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2016	2015	Change
Other interest and dividend income:
Cash deposits interest	$52	$123	$(71)
Dividends on preferred equity investment	11,595	7,820	3,775
Notes receivable interest and other income	1,648	726	922
Total other interest and dividend income	13,295	8,669	4,626

Interest expense, net:
Interest on notes payable	(10,127)	(11,948)	1,821
Interest on unsecured credit facility	(10,884)	(5,266)	(5,618)
Amortization of deferred financing costs	(3,603)	(3,008)	(595)
Capitalized interest	2,424	4,253	(1,829)
Loss on debt extinguishment	(1,133)	—	(1,133)
Total interest expense, net	(23,323)	(15,969)	(7,354)
Provision for loan losses	(4,294)	—	(4,294)
Total other expense	(14,322)	(7,300)	(7,022)
Income from discontinued operations	$34,679	$36,305	$(1,626)

•	Dividends on preferred equity investment increased primarily due to the redemption of the preferred equity investment on October 4, 2016, which resulted in dividends in the amount of $4.1 million.

•	Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance of our notes receivable, net of reserves.

•
Interest on notes payable decreased due to the payoff of one note payable in the amount of $31.2 million during the year ended December 31, 2016. The outstanding principal balance on notes payable was $173.4 million as of December 31, 2016, as compared to $211.2 million as of December 31, 2015.

•	Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $37.2 million for the year ended December 31, 2016, as compared to $75.8 million for the year ended December 31, 2015.

•	Provision for loan losses increased due to $4.3 million recorded in bad debt expense on notes receivable and accrued interest related to two tenants during the year ended December 31, 2016.

•
Income from discontinued operations, which includes revenue, operating expenses and interest expense of the data center segment, decreased primarily due to an increase in the fair value of a contingent consideration liability related to management's assessment of a higher probability of incurring a higher payout under the contingent consideration arrangement.

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

Subsequent to the termination of our Offering and as of December 31, 2017, we had incurred approximately $219,000 in other offering costs related to the DRIP Offerings.
Other organization costs were expensed as incurred and selling commissions and dealer manager fees were charged to stockholders’ equity as the amounts related to raising capital. For a further discussion of other organization and offering costs, see Note 10—"Related-Party Transactions and Arrangements" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Distributions to Stockholders
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2017, our cash flows provided by operations of approximately $105.3 million was a shortfall of $24.8 million, or 19.1%, of our distributions (total distributions were approximately $130.1 million, of which $63.1 million was cash and $67.0 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings. For the year ended December 31, 2016, our cash flows provided by operations of approximately $122.8 million was a shortfall of $5.3 million, or 4.1%, of our distributions (total distributions were approximately $128.1 million, of which $60.0 million was cash and $68.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings.
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
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018 in the amount of approximately $556,227,000.
On January 22, 2018, our board of directors declared a new distribution rate, which will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock or 6.7% per annum on the most recent NAV of $9.26 per share, less the special distribution of $3.00 per share, to stockholders of record as of each date during the period beginning on March 1, 2018, through May 31, 2018. The March distributions will be paid in April 2018, the April distributions will be paid in May 2018 and the May distributions will be paid in June 2018.
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
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
Character of Distributions:	2017	2016	2015
Ordinary dividends	—%	45.45%	46.69%
Capital gain distributions	100.00%	3.20%	—%
Nontaxable distributions	—%	51.35%	53.31%
Total	100.00%	100.00%	100.00%

Share Repurchase Program
We have implemented a share repurchase program that allows for repurchases of shares of our common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year.
Repurchases of shares of our common stock are at the sole discretion of our board of directors. In addition, our board of directors, in its sole discretion, may amend, suspend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate. During the year ended December 31, 2017, we received valid repurchase requests relating to approximately 5,773,000 shares, which were repurchased in full for an aggregate purchase price of $57,049,000 (an average of $9.88 per share) under our share repurchase program. During the year ended December 31, 2016, we received valid repurchase requests relating to approximately 3,432,000 shares, which were repurchased in full for an aggregate purchase price of $33,335,000 (an average of $9.71 per share) under our share repurchase program.
The price at which we repurchase our shares of common stock is based on the most recent estimated value of our shares, which was $10.02 during 2017, and the period of time each stockholder has held his/her shares. On December 21, 2017, our board of directors established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26, effective February 1, 2018. Therefore, commencing with share repurchases in February 2018, the repurchase price for all stockholders was $9.26 per share.
In connection with a special cash distribution paid on March 16, 2018 to stockholders of record as of February 15, 2018, our board of directors approved the new Estimated Per Share NAV of $6.26, effective on February 15, 2018. Therefore, commencing with share repurchases in March 2018, the repurchase price for all stockholders is $6.26 per share.
Our board of directors has the right, in its sole discretion, to waive the holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder's IRA.
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
Liquidity and Capital Resources
Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. We may utilize funds equal to amounts reinvested in the DRIP Offerings and future proceeds from secured and unsecured financings to selectively acquire additional real estate properties and real estate-related investments. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of December 31, 2017.
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

Short-term Liquidity and Capital Resources
On a short-term basis, our principal demands for funds will be for the payments of tenant improvements, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future debt financings. We expect to meet our short-term liquidity requirements through net cash flows provided by operations, borrowings on our unsecured credit facility, and secured and unsecured borrowings from banks and other lenders to finance our unencumbered real estate assets.
During the year ended December 31, 2017, we sold an aggregate of 16 properties, 15 data centers (including one real estate property owned through a consolidated partnership) and one healthcare property, which consisted of 2,656,000 rentable square feet, for an aggregate sale price of $1,153,000,000. In connection with the sold properties, we paid down our unsecured credit facility in the amount of $479,000,000 and repaid our notes payable prior to their maturity for approximately $308,248,000, including accrued interest, using the net proceeds from the dispositions.
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.
On January 22, 2018, our board of directors declared a new distribution rate, which will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock or 6.7% per annum on the most recent NAV of $9.26 per share, less the special distribution of $3.00 per share, to stockholders of record as of each date during the period beginning on March 1, 2018, through May 31, 2018. The March distributions will be paid in April 2018, the April distributions will be paid in May 2018 and the May distributions will be paid in June 2018.
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
Capital Expenditures
We will require approximately $4.7 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2017, we had $2.6 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2017, we had approximately $336.5 million in cash and cash equivalents. For the year ended December 31, 2017, we had capital expenditures of $23.8 million that primarily related to three healthcare real estate investments.
Unsecured Credit Facility
As of December 31, 2017, the maximum commitments available under the unsecured credit facility was $610,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to two 12-month extensions, a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to our Operating Partnership’s right to a 12-month extension and an additional $135,000,000 term loan, with a maturity date of August 21, 2020. Generally, proceeds of the unsecured credit facility are used to acquire our real estate properties and for general corporate and working capital purposes. See Note 9—"Unsecured Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreement. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by us, our Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements under the unsecured credit facility at December 31, 2017.
During the year ended December 31, 2017, we removed 29 properties from the unencumbered pool of the unsecured credit facility. Out of 29 properties a portfolio of 20 healthcare properties was removed due to a tenant undergoing a restructuring of its liabilities and nine data center properties were removed due to a sale of a data center portfolio that occurred on December 21, 2017. In addition, during the year ended December 31, 2017, we added three healthcare properties to the unencumbered pool of the credit facility. As a result of these transactions, the unencumbered pool availability under the unsecured credit facility had a net decrease of $162,907,000. As of December 31, 2017, we had a total unencumbered pool availability under the unsecured credit facility of $353,606,000, which was limited to $236,667,000 due to one covenant restriction and an aggregate outstanding principal balance of $0, therefore, $236,667,000 was available to be drawn under the unsecured credit facility.
On February 1, 2018, the Operating Partnership and certain of our subsidiaries entered into an amended and restated credit agreement related to the unsecured credit facility. See Note 20—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for additional details.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the greater of combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2017, our borrowings were 10.4% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300.0% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75.0% of the aggregate cost of our real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90.0% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2017, our leverage did not exceed 300.0% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 8—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

Cash Flows
Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

	For the Year Ended December 31,
(in thousands)	2017	2016	Change
Net cash provided by operating activities	$105,278	$122,821	$(17,543)
Net cash provided by (used in) investing activities	$1,092,831	$(18,818)	$1,111,649
Net cash used in financing activities	$(903,800)	$(89,468)	$(814,332)
Operating Activities

•
Net cash provided by operating activities decreased due to an increase in property taxes, interest expense and other operating expenses, coupled with less rent collected from three tenants, who were experiencing financial difficulties during the year ended December 31, 2017.

Investing Activities

•
Net cash provided by (used in) investing activities increased due to an increase in proceeds from real estate disposals of $1,131.6 million, a decrease in investments in real estate of $71.0 million, a decrease in capital expenditures of $45.7 million and an increase in collections of real estate-related notes receivable of $0.5 million, offset by real estate deposits, net of $0.5 million, a decrease in our redemption of our preferred equity investment of $127.1 million and an increase in notes receivable, net of $9.6 million.

Financing Activities

•
Net cash used in financing activities increased due to an increase in payments on notes payable of $288.8 million, an increase in payments on credit facility of $359.0 million, a decrease in proceeds from credit facility of $64.0 million, an increase in costs paid on extinguishment of debt of $2.2 million, an increase in payments of deferred financing costs of $1.3 million, an increase in repurchase of common stock of $23.7 million, an increase in distributions to stockholders of $3.0 million, an increase of purchase of noncontrolling interest in consolidated partnerships of $0.5 million and an increase in distributions to noncontrolling interests of $71.8 million.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

	For the Year Ended December 31,
(in thousands)	2016	2015	Change
Net cash provided by operating activities	$122,821	$107,659	$15,162
Net cash used in investing activities	$(18,818)	$(324,316)	$305,498
Net cash (used in) provided by financing activities	$(89,468)	$132,518	$(221,986)
Operating Activities

•
Net cash provided by operating activities increased due to annual rental increases at some of our same store properties and the acquisition of 26 operating properties subsequent to December 31, 2014, partially offset by increased operating expenses.

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

Financing Activities

•
The net change in net cash (used in) provided by financing activities was due to a net decrease in notes payable of $109.0 million, a net decrease in in our unsecured credit facility of $153.0 million, an increase in repurchases of our common stock of $23.9 million, an increase in cost paid on extinguishment of debt of $0.8 million, an increase in distributions to our stockholders of $3.3 million and an increase in distributions to noncontrolling interests of $0.4 million, offset by a decrease in payments of deferred financing costs of $2.0 million, a decrease in purchase of noncontrolling interests of $66.3 million and a decrease in payments of offering costs of $0.1 million.
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
We have funded distributions with operating cash flows from our properties, funds equal to amounts reinvested in the DRIP Offerings and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017		2016
Distributions paid in cash - common stockholders	$63,082,000		$60,038,000
Distributions reinvested (shares issued)	66,993,000		68,086,000
Total distributions	$130,075,000		$128,124,000
Source of distributions:
Cash flows provided by operations (1)	$63,082,000	48%	$60,038,000	47%
Offering proceeds from issuance of common stock pursuant to the DRIP (1)	66,993,000	52%	68,086,000	53%
Total sources	$130,075,000	100%	$128,124,000	100%

(1)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of December 31, 2017 were $11.1 million for common stockholders. These distributions were paid on January 2, 2018.
For the year ended December 31, 2017, we declared and paid distributions of approximately $130.1 million to common stockholders including shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the year ended December 31, 2017 of $104.0 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2017, see Note 20—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 17—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2017, we had $141.5 million in notes payable principal outstanding and no principal outstanding under the unsecured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2017, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured credit facility.

As of December 31, 2017, the total aggregate notional amount under derivative instruments was $121.1 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2017, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2017, we had approximately $141,477,000 of principal debt outstanding related to notes payable. See Note 8—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2017 were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$18,212	(4)	$—	$—	$—	$18,212
Interest payments — fixed rate debt	371		—	—	—	371
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	3,557		62,917	16,592	—	83,066
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	4,849		4,059	1,451	—	10,359
Principal payments — variable rate debt	1,378		38,821	—	—	40,199
Interest payments — variable rate debt (3)	2,089		855	—	—	2,944
Capital expenditures	4,732		—	—	—	4,732
Ground lease payments	671		1,432	1,435	34,028	37,566
Total	$35,859		$108,084	$19,478	$34,028	$197,449

(1)	As of December 31, 2017, we had $83.1 million outstanding principal on notes payable that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2017 to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of December 31, 2017 to calculate the debt payment obligations in future periods.

(4)	Of this amount, $12.4 million relates to a loan agreement that was repaid at maturity on February 28, 2018.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for acquisition fees and expenses, disposition fees, organization and offering expenses, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are a non-cash adjustment to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use cash flows from operations and debt financings to acquire real estate assets and real estate-related investments. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Investment Program Association, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT.

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
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2017		2016		2015
Net income attributable to common stockholders	$177,311		$31,236		$63,438
Adjustments:
Depreciation and amortization	65,750		86,335		70,711
Impairment loss on real estate	39,147		—		—
Gain on real estate dispositions	(224,133)		—		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	45,880	(4)	(2,937)	(5)	(6,235)	(6)
FFO attributable to common stockholders	$103,955		$114,634		$127,914
Adjustments:
Acquisition related expenses (1)	$—		$1,667		$3,696
Amortization of intangible assets and liabilities (2)	(3,118)		(3,297)		(8,029)
Change in fair value of contingent consideration	(2,920)		300		(1,230)
Straight-line rent (3)	(13,342)		(3,941)		(21,889)
Loss on debt extinguishment	4,513		1,133		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(4,715)	(7)	700	(8)	4,752	(9)
MFFO attributable to common stockholders	$84,373		$111,196		$105,214
Weighted average common shares outstanding - basic	185,922,468		183,279,872		178,521,807
Weighted average common shares outstanding - diluted	185,922,468		183,297,662		178,539,609
Weighted average common shares outstanding - diluted for FFO	185,940,379		183,297,662		178,539,609
Net income per common share - basic	$0.95		$0.17		$0.36
Net income per common share - diluted	$0.95		$0.17		$0.36
FFO per common share - basic	$0.56		$0.63		$0.72
FFO per common share - diluted	$0.56		$0.63		$0.72

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

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)	Of this amount, $(2,306,000) related to depreciation and amortization and $48,186,000 related to gain on real estate dispositions.

(5)	Total amount related to depreciation and amortization.

(6)	Total amount related to depreciation and amortization.

(7)	Of this amount, $489,000 related to straight-line rents, $742,000 related to above- and below-market leases and $(5,946,000) related to loss on debt extinguishment.

(8)	Of this amount, $(175,000) related to straight-line rents and $875,000 related to above- and below-market leases.

(9)	Of this amount, $774,000 related to straight-line rents and $3,978,000 related to above- and below-market leases.
The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2017		September 30, 2017		June 30, 2017		March 31, 2017
Net income attributable to common stockholders	$150,193		$6,046		$12,169		$8,903
Adjustments:
Depreciation and amortization	11,259		18,336		18,088		18,067
Impairment loss on real estate	39,147		—		—		—
Gain on real estate dispositions	(224,133)		—		—		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	48,052	(3)	(719)	(4)	(726)	(5)	(727)	(6)
FFO attributable to common stockholders	$24,518		$23,663		$29,531		$26,243
Adjustments:
Amortization of intangible assets and liabilities (1)	(784)		(781)		(777)		(776)
Change in fair value of contingent consideration	—		(1,880)		100		(1,140)
Straight-line rent (2)	(3,231)		(2,324)		(3,938)		(3,849)
Loss on debt extinguishment	4,498		15		—		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	(5,564)	(7)	446	(8)	423	(9)	(20)	(10)
MFFO attributable to common stockholders	$19,437		$19,139		$25,339		$20,458
Weighted average common shares outstanding - basic	186,182,196		186,295,970		185,897,525		185,300,384
Weighted average common shares outstanding - diluted	186,182,196		186,295,970		185,911,968		185,300,384
Weighted average common shares outstanding - diluted for FFO	186,196,828		186,312,758		185,911,968		185,317,075
Net income per common share - basic	$0.80		$0.03		$0.07		$0.05
Net income per common share - diluted	$0.80		$0.03		$0.07		$0.05
FFO per common share - basic	$0.13		$0.13		$0.16		$0.14
FFO per common share - diluted	$0.13		$0.13		$0.16		$0.14

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

(3)	Of this amount, $(134,000) related to depreciation and amortization and $48,186,000 related to gain on real estate dispositions.

(4)	Total amount related to depreciation and amortization.

(5)	Total amount related to depreciation and amortization.

(6)	Total amount related to depreciation and amortization.

(7)	Of this amount, $216,000 related to straight-line rents, $166,000 related to above- and below-market leases and $(5,946,000) related to loss on debt extinguishment.

(8)	Of this amount, $254,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(9)	Of this amount, $231,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(10)	Of this amount, $(212,000) related to straight-line rents and $192,000 related to above- and below-market leases.
Subsequent Events
For a discussion of subsequent events, see Note 20—"Subsequent Events" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
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

The following table summarizes our principal debt outstanding as of December 31, 2017 (amounts in thousands):

December 31, 2017
Notes payable:
Fixed rate notes payable	$18,212
Variable rate notes payable fixed through interest rate swaps	83,066
Variable rate notes payable	40,199
Total notes payable (1)	141,477

(1)	As of December 31, 2017, the weighted average interest rate on our total debt outstanding was 5.6%.
As of December 31, 2017, $40.2 million of the $141.5 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 5.2% per annum. As of December 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.2 million per year.
As of December 31, 2017, we had 3 interest rate swap agreements outstanding, which mature on various dates from May 2019 through October 2022, with an aggregate notional amount under the swap agreements of $121.1 million and an aggregate settlement asset value of $0.4 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2017, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $1.4 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report on Form 10-K was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2017, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of

Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 11. Executive Compensation.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by this Item will be presented in our definitive proxy statement for our 2018 annual meeting of stockholders, which is expected to be filed with the SEC within 120 days after December 31, 2017, and is incorporated herein by reference.

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
(a)(3) Exhibits:
The exhibits listed on the Exhibit Index are included, or incorporated by reference, in this Annual Report.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
See Item 15(a)(2) above.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
OF CARTER VALIDUS MISSION CRITICAL REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Carter Validus Mission Critical REIT, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. (and subsidiaries) (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2014.
/s/ KPMG LLP
Tampa, Florida
March 30, 2018
Certified Public Accountants

PART 1. FINANCIAL STATEMENTS
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2017	December 31, 2016
ASSETS
Real estate:
Land	$73,769	$84,849
Buildings and improvements, less accumulated depreciation of $86,092 and $64,895, respectively	834,419	938,338
Construction in process	—	16,143
Total real estate, net	908,188	1,039,330
Cash and cash equivalents	336,500	42,613
Acquired intangible assets, less accumulated amortization of $23,640 and $17,369, respectively	86,938	94,675
Other assets, net	79,140	67,571
Assets of discontinued operations, net ($6,852 and $106,338, respectively, related to VIE)	213,833	1,093,465
Total assets	$1,624,599	$2,337,654
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $875 and $1,385, respectively	$140,602	$172,042
Credit facility, net of deferred financing costs of $1,789	—	356,211
Accounts payable due to affiliates	2,372	2,399
Accounts payable and other liabilities	28,195	21,986
Intangible lease liabilities, less accumulated amortization of $4,694 and $3,692, respectively	17,555	18,667
Liabilities of discontinued operations, net ($599 and $63,192, respectively, related to VIE)	5,058	361,405
Total liabilities	193,782	932,710
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 196,892,945 and 189,848,165 shares issued, respectively; 186,181,545 and 184,909,673 shares outstanding, respectively	1,862	1,849
Additional paid-in capital	1,635,329	1,625,862
Accumulated distributions in excess of earnings	(211,750)	(258,878)
Accumulated other comprehensive income	407	1,823
Total stockholders’ equity	1,425,848	1,370,656
Noncontrolling interests	4,969	34,288
Total equity	1,430,817	1,404,944
Total liabilities and stockholders’ equity	$1,624,599	$2,337,654
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Rental revenue	$88,960	$86,772	$92,371
Tenant reimbursement revenue	5,454	3,465	4,121
Real estate-related notes receivable interest income	—	—	326
Total revenue	94,414	90,237	96,818
Expenses:
Rental expenses	13,071	8,972	7,363
General and administrative expenses	7,185	6,251	6,340
Acquisition related expenses	—	1,667	3,693
Asset management fees	10,611	10,956	9,622
Depreciation and amortization	33,540	47,591	30,429
Total expenses	64,407	75,437	57,447
Income from operations	30,007	14,800	39,371
Other income (expense):
Other interest and dividend income	3,147	13,295	8,669
Interest expense, net	(19,109)	(23,323)	(15,969)
Provision for loan losses	(11,936)	(4,294)	—
Impairment loss on real estate	(39,147)	—	—
Total other expense	(67,045)	(14,322)	(7,300)
(Loss) income from continuing operations	(37,038)	478	32,071
Income from discontinued operations	261,675	34,679	36,305
Net income	224,637	35,157	68,376
Net income attributable to noncontrolling interests in consolidated partnerships	(47,326)	(3,921)	(4,938)
Net income attributable to common stockholders	$177,311	$31,236	$63,438
Other comprehensive income (loss):
Unrealized (loss) income on interest rate swaps, net	$(1,416)	$4,403	$(1,045)
Other comprehensive (loss) income	(1,416)	4,403	(1,045)
Other comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	—	106
Other comprehensive (loss) income attributable to common stockholders	(1,416)	4,403	(939)
Comprehensive income	223,221	39,560	67,331
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	(47,326)	(3,921)	(4,832)
Comprehensive income attributable to common stockholders	$175,895	$35,639	$62,499
Weighted average number of common shares outstanding:
Basic	185,922,468	183,279,872	178,521,807
Diluted	185,922,468	183,297,662	178,539,609
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.20)	$—	$0.17
Discontinued operations	1.15	0.17	0.19
Net income attributable to common stockholders	$0.95	$0.17	$0.36
Diluted:
Continuing operations	$(0.20)	$—	$0.17
Discontinued operations	1.15	0.17	0.19
Net income attributable to common stockholders	$0.95	$0.17	$0.36
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2014	175,038,055	$1,750	$1,557,623	$(100,273)	$(1,161)	$1,457,939	$72,654	$1,530,593
Vesting of restricted stock	10,500	—	90	—	—	90	—	90
Issuance of common stock under the distribution reinvestment plan	7,135,720	72	67,749	—	—	67,821	—	67,821
Purchase of noncontrolling interests	—	—	(24,786)	—	(480)	(25,266)	(40,933)	(66,199)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2,887)	(2,887)
Distributions declared to common stockholders	—	—	—	(124,963)	—	(124,963)	—	(124,963)
Other offering costs	—	—	(149)	—	—	(149)	—	(149)
Repurchase of common stock	(983,323)	(10)	(9,451)	—	—	(9,461)	—	(9,461)
Other comprehensive loss	—	—	—	—	(939)	(939)	(106)	(1,045)
Net income	—	—	—	63,438	—	63,438	4,938	68,376
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176
Vesting of restricted stock	9,000	—	90	—	—	90	—	90
Issuance of common stock under the distribution reinvestment plan	7,131,264	71	68,015	—	—	68,086	—	68,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,299)	(3,299)
Distributions declared to common stockholders	—	—	—	(128,316)	—	(128,316)	—	(128,316)
Other offering costs	—	—	(18)	—	—	(18)	—	(18)
Repurchase of common stock	(3,431,543)	(34)	(33,301)	—	—	(33,335)	—	(33,335)
Other comprehensive income	—	—	—	—	4,403	4,403	—	4,403
Net income	—	—	—	31,236	—	31,236	3,921	35,157
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
Vesting of restricted stock	9,000	—	88	—	—	88	—	88
Issuance of common stock under the distribution reinvestment plan	7,035,781	71	66,922	—	—	66,993	—	66,993
Purchase of noncontrolling interests	—	—	(500)	—	—	(500)	—	(500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(76,645)	(76,645)
Distributions declared to common stockholders	—	—	—	(130,183)	—	(130,183)	—	(130,183)
Other offering costs	—	—	(52)	—	—	(52)	—	(52)
Repurchase of common stock	(5,772,909)	(58)	(56,991)	—	—	(57,049)	—	(57,049)
Other comprehensive loss	—	—	—	—	(1,416)	(1,416)	—	(1,416)
Net income	—	—	—	177,311	—	177,311	47,326	224,637
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$224,637	$35,157	$68,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,750	86,335	70,711
Amortization of deferred financing costs	3,778	4,576	3,947
Amortization of above-market leases	353	421	403
Amortization of intangible lease liabilities	(3,471)	(3,718)	(8,432)
Amortization of real estate-related notes receivable origination costs and commitment fees	—	—	114
Gain on sale of discontinued operations	(224,133)	—	—
Provision for doubtful accounts	18,733	6,007	3,376
Provision for loan losses	11,936	4,294	—
Impairment loss on real estate	39,147	—	—
Loss on debt extinguishment	4,513	1,133	—
Straight-line rent	(13,342)	(3,941)	(21,889)
Stock-based compensation	88	90	90
Change in fair value of contingent consideration	(2,920)	300	(1,230)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,503	4,087	1,979
Accounts payable due to affiliates	(106)	405	331
Other assets	(21,188)	(12,325)	(10,117)
Net cash provided by operating activities	105,278	122,821	107,659
Cash flows from investing activities:
Investment in real estate	—	(71,000)	(123,753)
Proceeds from real estate disposals	1,131,582	—	—
Capital expenditures	(23,765)	(69,496)	(69,391)
Real estate deposits, net	—	450	(258)
Real estate-related notes receivable advances	—	—	(267)
Collections of real estate-related notes receivable	514	—	9,500
Preferred equity investment	—	127,147	(127,147)
Notes receivable, net	(15,500)	(5,919)	(13,000)
Net cash provided by (used in) investing activities	1,092,831	(18,818)	(324,316)
Cash flows from financing activities:
Proceeds from notes payable	—	—	64,305
Payments on notes payable	(345,335)	(56,521)	(11,882)
Proceeds from credit facility	121,000	185,000	245,000
Payments on credit facility	(479,000)	(120,000)	(27,000)
Cost paid on extinguishment of debt	(2,932)	(790)	—
Payments of deferred financing costs	(1,788)	(467)	(2,434)
Repurchase of common stock	(57,049)	(33,335)	(9,461)
Other offering costs	(52)	(18)	(149)
Distributions to stockholders	(63,082)	(60,038)	(56,775)
Purchase of noncontrolling interests	(500)	—	(66,199)
Distributions to noncontrolling interests	(75,062)	(3,299)	(2,887)
Net cash (used in) provided by financing activities	(903,800)	(89,468)	132,518
Net change in cash, cash equivalents and restricted cash	294,309	14,535	(84,139)
Cash, cash equivalents and restricted cash - Beginning of year	57,605	43,070	127,209
Cash, cash equivalents and restricted cash - End of year	$351,914	$57,605	$43,070
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $2,771, $2,859 and $4,253, respectively	$35,432	$34,980	$29,454
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$66,993	$68,086	$67,821
Net unrealized (loss) gain on interest rate swaps	$(1,416)	$4,403	$(1,045)
Real estate-related notes receivable converted to investment in real estate	$—	$—	$13,674
Deemed distributions related to taxes withheld	$1,992	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the data center assets. This decision represents a strategic shift that has a major effect on the Company's results and operations and assets and liabilities for the years presented. As a result, the Company has its data centers segment as a part of discontinued operations. During the year ended December 31, 2017, the Company completed the sale of 16 real estate properties, 15 data centers (including one real estate property owned through a consolidated partnership) and one healthcare property, for an aggregate sale price of $1,153,000,000, with net proceeds of approximately $1,131,582,000.
The Company operates through one reportable segment—commercial real estate investments in healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership. Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the special limited partner of the Operating Partnership.
The Company ceased offering shares of common stock in its initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the Third DRIP Offering (as defined below) until such time as the Company sells all of the shares registered for sale under the Third DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the Third DRIP Offering is terminated by the Company’s board of directors.
On April 14, 2014, the Company registered 10,526,315 shares of common stock for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the First DRIP Offering. On November 25, 2015, the Company ceased offering shares of common stock pursuant to the First DRIP Offering and registered an additional 10,473,946 shares of common stock for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015 and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a registration statement on Form S-3, or the Second DRIP Offering. On May 22, 2017, the Company ceased offering shares of common stock pursuant to the Second DRIP Offering and registered an additional 11,387,512 shares of common stock for a price per share of $9.519, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016 and (ii) $9.50 per share, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a new registration statement on Form S-3, or the Third DRIP Offering. The Company refers to the First DRIP Offering, the Second DRIP Offering and the Third DRIP Offering as the DRIP Offerings, and collectively with the Offering, the Offerings.
On December 21, 2017, the Company's board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value, as determined by the board. As a result, effective February 1, 2018, shares were offered pursuant to the Third DRIP Offering for a price per share of $9.26. In connection with a special cash distribution paid on March 16, 2018 to stockholders of record on February 15, 2018, effective February 15, 2018, shares are offered pursuant to the Third DRIP Offering for a price per share of $6.26.
As of December 31, 2017, the Company had issued approximately 196,826,000 shares of common stock in the Offerings for gross proceeds of $1,946,761,000, before share repurchases of $104,911,000 and offering costs, selling commissions and dealer manager fees of $174,845,000.
As of December 31, 2017, the Company owned 34 real estate investments (including real estate investments classified as discontinued operations), consisting of 68 properties.
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
As of December 31, 2017, in addition to the Operating Partnership consolidation, the Company consolidated the accounts of one VIE, the 180 Peachtree Data Center, as the Company has the power to direct the activities that most significantly impact the entity’s economic performance.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash is reported in other assets, net in the accompanying consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net in the accompanying consolidated balance sheets. See Note 6—"Other Assets, Net."
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the Company’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in a decrease of $221,000 in net cash used in financing activities and an increase of $228,000 in net cash provided by operating activities for the year ended December 31, 2016 and an increase of $279,000 in net cash provided by financing activities and an increase of $148,000 in net cash provided by operating activities for the year ended December 31, 2015 on the consolidated statements of cash flows.

The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows:

	For the Year Ended December 31,
Beginning of year:	2017	2016	2015
Cash and cash equivalents	$42,613	$28,527	$113,093
Restricted cash (1)	14,992	14,543	14,116
Cash, cash equivalents and restricted cash	$57,605	$43,070	$127,209

End of year:
Cash and cash equivalents	$336,500	$42,613	$28,527
Restricted cash (1)	15,414	14,992	14,543
Cash, cash equivalents and restricted cash	$351,914	$57,605	$43,070

(1)	Amount attributable to continuing and discontinued operations.
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are recorded as a reduction of the related debt on the accompanying consolidated balance sheets.
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
Allocation of Purchase Price of Real Estate
Upon the acquisition of real properties, the Company evaluates whether the acquisition is a business combination or an asset acquisition. For both business combinations and asset acquisitions the Company allocates the purchase price of properties to acquired tangible assets, consisting of land, buildings and improvements, and acquired intangible assets and liabilities, consisting of the value of above-market and below-market leases and the value of in-place leases. For asset acquisitions, the Company capitalizes transaction costs and allocates the purchase price using a relative fair value method allocating all accumulated costs. For business combinations, the Company expenses transaction costs associated as incurred and allocates the purchase price based on the estimated fair value of each separately identifiable asset and liability.
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
Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale upon satisfaction all of the following criteria: (i) management commits to a plan to sell a property, (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties, (iii) there is an active program to locate a buyer, (iv) the sale of the property is probable and transfer of the asset is expected to be completed within one year, (v) the property is being actively marketed for sale, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate properties held for sale, including depreciation for tenant improvements, as well as on the amortization of acquired in-place leases. The real estate properties held for sale and associated liabilities are classified separately on the consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.
Additionally, the Company classified real estate properties held for sale as discontinued operations for all periods presented if the disposal represents a strategic shift that has (or will have) a major effect on the Company's results and operations, the assets, liabilities and operations for the years presented are classified on the consolidated balance sheets and consolidated statements of comprehensive income as discontinued operations for all periods presented.
Acquisition Fees and Expenses
Acquisition fees and expenses associated with the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and are included in acquisition related expenses in the accompanying consolidated statements of comprehensive income.
During the years ended December 31, 2017, 2016 and 2015, the Company expensed acquisition fees and expenses related to business combinations transactions in the amount of $0, $1,667,000 and $3,473,000, respectively.
Acquisition fees and expenses associated with transactions determined to be asset acquisitions are capitalized in real estate, net in the accompanying consolidated balance sheets. We did not capitalize acquisition fees and expenses for the years ended December 31, 2017, 2016 and 2015.
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the assets through its undiscounted future cash flows and their eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.

During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were determined to be impaired, using Level 3 inputs of the fair value hierarchy (defined below), and their carrying values were reduced to their estimated fair value of $52,557,000, resulting in an impairment charge of $33,211,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive income. The Company reviews each property based on the highest and best use and market participant assumptions. The Company used a discounted cash flow analysis and a market approach analysis to estimate the fair value of real estate assets relating to the properties. See Note 12—"Fair Value" for more details.
In addition, during the year ended December 31, 2017, the Company recorded an impairment loss of $5,936,000 related to one real estate property, which was sold on December 28, 2017 in the amount of $88,000,000. The impairment loss is included in impairment loss on real estate in the consolidated statements of comprehensive income. No impairment losses were recorded during the years ended December 31, 2016 and 2015.
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
For the year ended December 31, 2017, the Company recognized an impairment of three in-place lease intangible assets in the amount of approximately $1,151,000 and one below-market lease in the amount of approximately $86,000 by accelerating the amortization of the intangibles as a result of a lease amendment. For the year ended December 31, 2016, the Company recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,400,000 as a result of two tenants experiencing financial difficulties.
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
Level 2—Inputs other than quoted prices for similar assets and liabilities in active markets that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data correlation or other means (market corroborated inputs).
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
Notes payable—Variable Rate—The carrying value of variable rate notes payable approximates fair value because the interest rates adjust with current market conditions.

Unsecured credit facility—Fixed Rate—The fair value is estimated by discounting the expected cash flows on the fixed rate unsecured credit facility at current rates at which management believes similar borrowings would be made considering the terms and conditions of the borrowings and prevailing market interest rates.
Unsecured credit facility—Variable Rate—The carrying value of the variable rate unsecured credit facility approximates fair value as the interest is calculated at the London Interbank Offered Rate, plus an applicable margin. The interest rate resets to market on a monthly basis. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions.
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
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors. For the years ended December 31, 2017 and 2016, the Company recorded $20,755,000 and $26,177,000, respectively, in provision for doubtful accounts for rental revenue, tenant reimbursement revenue and straight-line rent receivable, which are recognized in the accompanying consolidated statements of comprehensive income as a deduction from rental revenue and tenant reimbursement revenue. For the year ended December 31, 2015, the Company recorded $3,376,000 in provision for doubtful accounts.
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
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise significant judgment. As of December 31, 2017 and 2016, the aggregate balance on the Company's notes receivable, including accrued interest receivable, before allowances for loan losses was $36,368,000 and $19,422,000, respectively. For the years ended December 31, 2017 and 2016, the Company recorded $11,936,000 and $4,294,000, respectively, as an allowance to reduce the carrying value of notes receivable, accrued interest and origination fees related to two tenants in provision for loan losses in the accompanying consolidated financial statements.

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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2017, 2016 and 2015. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination is 2014.
Concentration of Credit Risk and Significant Leases
As of December 31, 2017, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of December 31, 2017, the Company owned real estate investments in 38 MSAs, three of which accounted for 10.0% or more of contractual rental revenue from continuing operations. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA, the San Antonio-New Braunfels, Texas MSA and the Dallas-Ft. Worth-Arlington, Texas MSA accounted for an aggregate of 21.3%, 10.2% and 10.2%, respectively, of contractual rental revenue from continuing operations for the year ended December 31, 2017.
For the year ended December 31, 2017, 100.0%, of contractual rental revenue from continuing operations was attributable to the healthcare segment.
As of December 31, 2017, the Company had three exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue from continuing operations. The leases with Bay Area Regional Medical Center, LLC, Post Acute Medical, LLC and 21st Century Oncology, Inc. accounted for 20.9%, 12.0% and 10.0%, respectively, of contractual rental revenue for the year ended December 31, 2017.
Stock-based Compensation
The Company accounts for stock-based compensation based upon the estimated fair value of the share awards. Accounting for stock-based compensation requires the fair value of the share awards to be amortized as compensation expense over the period for which the services relate and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. See Note 15—"Stock-based Compensation" for a further discussion of stock-based compensation awards.
Stockholders’ Equity
As of December 31, 2017, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2017, the Company had approximately 196,893,000 shares of common stock issued and 186,182,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2016, the Company had approximately 189,848,000 shares of common stock issued and 184,910,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of capital stock and amend their terms without obtaining stockholder approval.

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
During the year ended December 31, 2017, the Company received valid repurchase requests related to approximately 5,773,000 shares of common stock, or 3.12% of shares outstanding as of December 31, 2016, all of which were repurchased in full for an aggregate purchase price of approximately $57,049,000 (an average of $9.88 per share). During the year ended December 31, 2016, the Company received valid repurchase requests related to approximately 3,432,000 shares of common stock, or 1.89% of shares outstanding as of December 31, 2015, all of which were repurchased in full for an aggregate purchase price of approximately $33,335,000 (an average of $9.71 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of December 31, 2017, the Company had aggregate distributions, since inception, of approximately $509,989,000 ($241,512,000 in cash and $268,477,000 of which were reinvested in shares of common stock pursuant to the DRIP and the DRIP Offerings). The Company’s distributions declared per common share were $0.70 for the years ended December 31, 2017, 2016 and 2015. As of December 31, 2017, the Company had distributions payable of approximately $11,076,000. Of those payable distributions, $5,468,000 was paid in cash and $5,608,000 was reinvested in shares of common stock pursuant to the Third DRIP Offering on January 2, 2018.
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
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the year ended December 31, 2017, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock antidilutive. For the years ended December 31, 2016 and 2015, diluted earnings per share reflected the effect of approximately 18,000 for each year of non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2017, 2016 and 2015, 100% of the Company’s consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data center segment represents a strategic shift that has a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company no longer has its data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2017 and 2016, and the operations have been classified as income from discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.
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
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or the FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The objective of ASU 2014-09 is to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle, which may require more judgment and estimates within the revenue recognition process than are required under existing GAAP. The Company has preliminarily determined the revenue stream that could be most significantly impacted by this ASU relates to parking revenue. The Company determined that the revenue recognition from parking revenue will be generally consistent with current recognition methods, and therefore will not have material changes to the consolidated financial statements as a result of adoption. For the year ended December 31, 2017, parking revenue was less than 10% of consolidated revenue. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date, or ASU 2015-14. ASU 2015-14 defers the effective date of ASU 2014-09 by one year to fiscal years and interim periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, which was annual reporting periods beginning after December 15, 2016, and the interim periods within that year. On March 17, 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net), or ASU 2016-08, which clarifies the implementation guidance on principal versus agent considerations in the new revenue recognition standard. ASU 2016-08 clarifies that an entity is a principal when it controls the specified good or service before that good or service is transferred to the customer, and is an agent when it does not control the specified good or service before it is transferred to the customer. The effective date and transition of this update is the same as the effective date and transition of ASU 2015-14.
As the majority of the Company's revenue is derived from real estate lease contracts, as discussed in relation to ASU 2016-02, Leases, the Company does not expect that the adoption of ASU 2014-09 or related amendments and modifications will have a material impact on the consolidated financial statements. Recoveries from tenants to be impacted by ASU 2014-09 will not be addressed until the Company's adoption of ASU 2016-02, Leases, considering its revisions to accounting for common area maintenance described below. The Company also continues to evaluate the scope of revenue-related disclosures it expects to provide pursuant to the new requirements. The standard permits the use of either a retrospective or cumulative effect transition method and permits the use of certain practical expedients. The Company currently anticipates using the modified retrospective method, however, this determination is subject to change. The Company will adopt the standard on its effective date beginning with the first quarter of 2018.

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB proposed an amendment to ASU 2016-02 to simplify the guidance by allowing lessors to elect a practical expedient to allow lessors to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company will evaluate the impact of this amendment to the ASU when it is final.
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
On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, or ASU 2016-15. ASU 2016-15 is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. ASU 2016-15 addresses eight classification issues related to the statement of cash flows: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon bonds; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Entities should apply this ASU using a retrospective transition method to each period presented. Early adoption is permitted. The Company adopted ASU 2016-15 on October 1, 2017. As required, the Company retrospectively applied the guidance in ASU 2016-15 to the prior period presented, which resulted in an increase of $790,000 in net cash provided by operating activities and an increase of $790,000 in net cash used in financing activities for the year ended December 31, 2016 on the consolidated statements of cash flows.
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

On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 is effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early adoption is permitted. The Company does not expect that the adoption of ASU 2017-05 will have a material impact on the consolidated financial statements.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12  are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact of ASU 2017-12 will have on the Company’s consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations. The Company's assets, liabilities and operations related to the data center segment for the years presented in the financial statements are classified on the consolidated balance sheets and consolidated statements of comprehensive income as discontinued operations for all years presented.

Note 3—Discontinued Operations and Dispositions
The Company sold 16 properties (15 data center properties and one healthcare property), or the 2017 Dispositions, during the year ended December 31, 2017, for an aggregate sale price of $1,153,000,000 and generated net proceeds of $1,131,582,000. The Company recognized an aggregate gain on sale of $224,133,000, related to the 15 data center properties sold, as a part of income from discontinued operations on the consolidated statements of comprehensive income for the year ended December 31, 2017. In addition to the 15 data center properties sold during the year ended December 31, 2017, the Company determined that the remaining five data center properties held as of December 31, 2017, were required to be presented as held for sale and ceased depreciation, and were classified as a part of discontinued operations. The Company recognized an impairment loss on real estate in the amount of $5,936,000, related to one healthcare property sold, as part of net income from continuing operations on the consolidated statements of comprehensive income for the year ended December 31, 2017.
Dispositions - Discontinued Operations
Disposals that represent a strategic shift that has a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2017 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Property Description	Disposition Date	Ownership Percentage
Chicago Data Center (1)	12/14/2017	100%
Richardson Data Center (2)	12/20/2017	100%
180 Peachtree Data Center (2)	12/20/2017	20.53%	(3)
Northwoods Data Center (2)	12/20/2017	100%
Southfield Data Center (2)	12/20/2017	100%
Plano Data Center (2)	12/20/2017	100%
Arlington Data Center (2)	12/20/2017	100%
Philadelphia Data Center (2)	12/20/2017	100%
Raleigh Data Center (2)	12/20/2017	100%
Leonia Data Center (2)	12/20/2017	100%
AT&T Wisconsin Data Center (2)	12/20/2017	100%
AT&T Tennessee Data Center (2)	12/20/2017	100%
AT&T California Data Center (2)	12/20/2017	100%
Charlotte Data Center (2)	12/20/2017	100%
Alpharetta Data Center (2)	12/20/2017	100%

(1)	The Chicago Data Center was sold for aggregate consideration of $315,000,000. The Company generated net proceeds on the sale of the Chicago Data Center of approximately $310,396,000.

(2)
The property was sold as part of a 14-property portfolio, or the Mapletree Portfolio, for aggregate consideration of $750,000,000. The Company generated net proceeds on the sale of the Mapletree Portfolio of approximately $733,687,000.

(3)
On January 3, 2012, an indirect partially-owned subsidiary of the Operating Partnership purchased the 180 Peachtree Data Center through a consolidated partnership with three unaffiliated institutional investors. The Operating Partnership owned approximately 20.53% and the institutional investors owned an aggregate of 79.47% of the consolidated partnership’s interests.

Discontinued Operations Properties
The following table presents the major classes of assets and liabilities of properties classified as discontinued operations presented separately in the consolidated balance sheets as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Assets:
Real estate:
Land	$21,710	$97,111
Buildings and improvements, net	168,557	874,431
Total real estate, net	190,267	971,542
Acquired intangible assets, net	9,617	83,755
Other assets, net	13,949	38,168
Assets of discontinued operations, net	$213,833	$1,093,465
Liabilities:
Notes payable, net	$—	$312,228
Accounts payable due to affiliates	175	236
Accounts payable and other liabilities	3,847	18,210
Intangible lease liabilities, net	1,036	30,731
Liabilities of discontinued operations, net	$5,058	$361,405
The operations reflected in discontinued operations on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015 were as follows (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Revenue:
Rental and parking revenue	$102,274	$102,663	$103,348
Tenant reimbursement revenue	14,009	14,300	14,520
Total revenue	116,283	116,963	117,868
Expenses:
Rental and parking expenses	20,754	20,159	20,046
Change in fair value of contingent consideration	(2,920)	300	(1,230)
Acquisition related expenses	—	—	3
Asset management fees	8,106	8,549	8,405
Depreciation and amortization	32,210	38,744	40,282
Total expenses	58,150	67,752	67,506
Other income (expense):
Interest expense, net	(20,591)	(14,532)	(14,057)
Total other expense	(20,591)	(14,532)	(14,057)
Income from discontinued operations before real estate dispositions and noncontrolling interest	37,542	34,679	36,305
Gain on real estate dispositions	224,133	—	—
Net income from discontinued operations	261,675	34,679	36,305
Net income from discontinued operations attributable to noncontrolling interests in consolidated partnerships	(47,326)	(3,921)	(3,029)
Net income from discontinued operations attributable to common stockholders	$214,349	$30,758	$33,276
Capital expenditures on a cash basis for the years ended December 31, 2017, 2016 and 2015 were $2,264,000, $31,791,000 and $6,621,000, respectively, related to properties classified within discontinued operations.

Dispositions - Continuing Operations
The following table summarizes one property sold that qualified as continuing operations. The operations related to this asset have been included in continuing operations on the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Property Description	Disposition Date	Ownership Percentage
Miami International Medical Center (1)	12/28/2017	100%

(1)
The Miami International Medical Center was sold for $88,000,000. The Company generated net proceeds on the sale of the Miami International Medical Center of $87,499,000. The net book value of the Miami International Medical Center at disposal was $93,435,000, consisting of land in the amount of $8,694,000 and building and improvements in the amount of $84,741,000. The Company recorded an impairment loss on real estate in continuing operations on the Miami International Medical Center of $5,936,000, based on the contractual sale price (less cost of sale). The Miami International Medical Center was a part of the Company's healthcare segment.

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2017 and 2016 (amounts in thousands, except weighted average life amounts):

	December 31, 2017	December 31, 2016
In-place leases, net of accumulated amortization of $22,519 and $16,557, respectively (with a weighted average remaining life of 15.1 years and 15.9 years, respectively)	$83,139	$90,567
Above-market leases, net of accumulated amortization of $1,068 and $772, respectively (with a weighted average remaining life of 9.3 years and 10.3 years, respectively)	2,747	3,043
Ground lease interest, net of accumulated amortization of $53 and $40, respectively (with a weighted average remaining life of 87.6 years and 88.6 years, respectively)	1,052	1,065
	$86,938	$94,675
The aggregate weighted average remaining life of the acquired intangible assets was 15.8 years and 16.6 years as of December 31, 2017 and December 31, 2016, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2017, 2016 and 2015 was $7,737,000, $21,446,000 and $9,572,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization expense for the in-place leases is included in depreciation and amortization and amortization expense for the ground lease interest is included in rental expenses in the accompanying consolidated statements of comprehensive income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$6,473
2019	6,473
2020	6,473
2021	6,473
2022	6,473
Thereafter	54,573
$86,938

Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2017 and 2016 (amounts in thousands, except weighted average life amounts):

	December 31, 2017	December 31, 2016
Below-market leases, net of accumulated amortization of $4,269 and $3,391, respectively (with a weighted average remaining life of 17.2 years and 18.0 years, respectively)	$12,655	$13,643
Ground leasehold liabilities, net of accumulated amortization of $425 and $301, respectively (with a weighted average remaining life of 41.2 years and 42.2 years, respectively)	4,900	5,024
	$17,555	$18,667
The aggregate weighted average remaining life of intangible lease liabilities was 23.9 years and 24.5 years as of December 31, 2017 and December 31, 2016, respectively.
Amortization of the intangible lease liabilities for the years ended December 31, 2017, 2016 and 2015 was $1,112,000, $1,078,000 and $1,086,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental income and amortization expense of ground leasehold liabilities is included in rental expenses in the accompanying consolidated statements of comprehensive income.
Estimated amortization of the intangible lease liabilities as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$1,017
2019	1,017
2020	1,014
2021	1,014
2022	1,014
Thereafter	12,479
$17,555

Note 6—Other Assets, Net
Other assets, net consisted of the following as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $7,428 and $5,833, respectively	$762	$877
Lease commissions, net of accumulated amortization of $63 and $4, respectively	1,266	451
Investments in unconsolidated partnerships	965	113
Tenant receivables, net of allowances for doubtful accounts of $9,125 and $6,007, respectively	7,878	8,430
Notes receivable, net of allowances for loan losses of $16,230 and $4,294, respectively	20,138	15,128
Real estate-related notes receivable	—	514
Straight-line rent receivable	36,348	27,611
Restricted cash	10,168	10,636
Derivative assets	407	2,967
Prepaid and other assets	1,208	844
	$79,140	$67,571
Amortization of deferred financing costs related to the revolver portion of the unsecured credit facility for the years ended December 31, 2017, 2016 and 2015 was $1,595,000, $2,143,000 and $1,618,000, respectively, which was recorded as interest expense in the accompanying consolidated statements of comprehensive income. Amortization of lease commissions for the years ended December 31, 2017, 2016 and 2015 was $59,000, $99,000 and $34,000, respectively, which was recorded as depreciation and amortization in the accompanying consolidated statements of comprehensive income. In addition, for the year ended December 31, 2016, the Company recognized an impairment of one capitalized lease commission by accelerating the amortization in the amount of $1,766,000, as a result of one tenant experiencing financial difficulties.
Note 7—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2017 and 2016, were comprised of the following (amounts in thousands):

	December 31, 2017	December 31, 2016
Accounts payable and accrued expenses	$4,203	$2,980
Accrued interest expense	1,558	1,776
Accrued property taxes	4,758	3,227
Distributions payable to stockholders	11,076	10,968
Tenant deposits	778	777
Deferred rental income	5,822	1,522
Derivative liabilities	—	736
	$28,195	$21,986

Note 8—Notes Payable
The Company had $141,477,000 and $173,427,000 principal outstanding in notes payable collateralized by real estate assets as of December 31, 2017 and 2016, respectively.
The following table summarizes the notes payable balances as of December 31, 2017 and 2016 (amounts in thousands):

			Interest Rates (1)
	December 31, 2017	December 31, 2016	Range			Weighted Average	Maturity Date
Fixed rate notes payable	$18,212	$29,802	4.5%	-	4.8%	4.6%	02/28/2018	-	10/11/2018
Variable rate notes payable fixed through interest rate swaps	83,066	102,021	4.8%	-	6.3%	6.0%	07/11/2019	-	10/11/2022
Variable rate notes payable	40,199	41,604	4.6%	-	5.7%	5.2%	01/26/2019	-	07/11/2019
Total notes payable, principal amount outstanding	141,477	173,427
Unamortized deferred financing costs related to notes payable	(875)	(1,385)
Total notes payable, net of deferred financing costs (2)	$140,602	$172,042

(1)	Range of interest rates and weighted average interest rates are as of December 31, 2017.

(2)
As of December 31, 2017, there were no notes payable related to properties classified as discontinued operations. The balance as of December 31, 2016 excludes $312,228,000 of notes payable, net of deferred financing costs, related to properties classified as discontinued operations, which is included in liabilities of discontinued operations, net on the consolidated balance sheets.

As of December 31, 2017, the notes payable weighted average interest rate was 5.6%.
Significant loan activity during the year ended December 31, 2017, excluding scheduled principal payments, includes:

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

•
During the year ended December 31, 2017, the Company paid off its debt in connection with the disposition of six data center properties with an outstanding principal balance of $307,315,000 at the time of repayment, which resulted in a loss on debt extinguishment of $7,287,000 included in income from discontinued operations on the consolidated statements of comprehensive income.

The principal payments due on the notes payable as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$23,147	(1)
2019	101,141
2020	597
2021	629
2022	15,963
Thereafter	—
	$141,477

(1)	Of this amount, $12,371,000 relates to a loan agreement that was repaid at maturity on February 28, 2018.

Note 9—Unsecured Credit Facility
As of December 31, 2017, the maximum commitments available under the unsecured credit facility were $610,000,000, consisting of a $400,000,000 revolving line of credit, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to two 12-month extensions, a $75,000,000 term loan, with a maturity date of May 28, 2018, subject to the Operating Partnership’s right to a 12-month extension, and an additional $135,000,000 term loan, with a maturity date of August 21, 2020. The lenders agreed to make the loans on an unsecured basis.
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
The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreements. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the Company, the Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company was in compliance with all financial covenant requirements at December 31, 2017. The credit available to the Operating Partnership under the unsecured credit facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool.
The Company had $0 and $358,000,000 in principal outstanding on its unsecured credit facility as of December 31, 2017 and 2016, respectively.
The following table summarizes the unsecured credit facility balances as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Revolving line of credit	$—	$148,000
Term loan	—	210,000
Total unsecured credit facility, principal amount outstanding	—	358,000
Unamortized deferred financing costs related to the term loan of the unsecured credit facility	—	(1,789)
Total unsecured credit facility, net of deferred financing costs	$—	$356,211
Significant credit facility activities during the year ended December 31, 2017 include:

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

•
During the year ended December 31, 2017, the Company added three properties to the unencumbered pool of the unsecured credit facility, which increased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $21,906,000.

•
During the year ended December 31, 2017, the Company removed 29 properties from the unencumbered pool of the unsecured credit facility. Out of 29 properties, a portfolio of 20 healthcare properties was removed due to a tenant undergoing a restructuring of its liabilities and nine data center properties were removed due to a sale of a data center portfolio that occurred on December 21, 2017. As a result of removing 29 properties from the unencumbered pool of the unsecured credit facility, the total unencumbered pool availability decreased by approximately $184,813,000.

•
During the year ended December 31, 2017, the Company made a draw of $121,000,000 and repaid $479,000,000 on its unsecured credit facility with net proceeds from the 2017 Dispositions. In connection with the payoff of the unsecured credit facility, the Company recognized a gain on the debt extinguishment of $2,774,000 included in interest expense, net on the consolidated statements of comprehensive income.

•
As of December 31, 2017, the Company had a total unencumbered pool availability under the unsecured credit facility of $353,606,000, which was limited to $236,667,000 due to one covenant restriction and an aggregate outstanding principal balance of $0. As of December 31, 2017, $236,667,000 was available to be drawn on the unsecured credit facility.

•
On February 1, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into an amended and restated credit agreement related to the unsecured credit facility. See Note 20—"Subsequent Events" for additional details.

Note 10—Related-Party Transactions and Arrangements
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $18,717,000, $19,505,000 and $18,027,000, respectively, in asset management fees to the Advisor, of which $10,611,000, $10,956,000 and $9,622,000 are included in continuing operations, respectively.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition and advisory fee or a disposition fee. For the years ended December 31, 2017, 2016 and 2015, the Advisor allocated $1,598,000, $1,793,000 and $1,338,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive income.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. During the year ended December 31, 2017, in connection with the 2017 Dispositions, the Company incurred approximately $4,311,000 in disposition fees to the Advisor or its affiliates, which are recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive income. As of December 31, 2017, the Company has not incurred a subordinated participation in net sale proceeds.
Upon the listing of the Company’s common stock on a national securities exchange, the Company will pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of December 31, 2017, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2017, the Company has not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $5,056,000, $5,425,000 and $4,811,000, respectively, in property management fees to the Property Manager, of which $2,542,000, $2,945,000 and $2,371,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying consolidated statements of comprehensive income. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $644,000, $1,138,000 and $2,934,000, respectively, in leasing commissions to the Property Manager. Leasing commissions are capitalized in other assets, net in the accompanying consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $524,000, $986,000 and $2,058,000, respectively, in construction management fees to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of December 31, 2017 and 2016 (amounts in thousands):

Entity	Fee	December 31, 2017	December 31, 2016
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$980	$1,604
Carter Validus Real Estate Management Services, LLC	Property management fees	473	593
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	98	167
Carter/Validus Advisors, LLC and its affiliates	Disposition fees	440	—
Carter Validus Real Estate Management Services, LLC	Construction management fees	17	35
Carter Validus Real Estate Management Services, LLC	Leasing commissions	364	—
		$2,372	$2,399

Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including properties qualified as discontinued operations and optional renewal periods for which exercise is reasonably assured, as of December 31, 2017 and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$95,549
2019	96,768
2020	97,245
2021	99,164
2022	100,854
Thereafter	961,507
$1,451,087
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2017 and for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2018	$644
2019	688
2020	688
2021	688
2022	688
Thereafter	33,848
$37,244

Note 12—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $18,189,000 and $29,683,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $18,212,000 and $29,802,000 as of December 31, 2017 and December 31, 2016, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $82,533,000 and $104,006,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $83,066,000 and $102,021,000 as of December 31, 2017 and December 31, 2016, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $40,199,000 and $41,604,000 as of December 31, 2017 and December 31, 2016, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $0 and $148,000,000, which approximated its fair value, as of December 31, 2017 and December 31, 2016, respectively. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $0 and $203,055,000 as of December 31, 2017 and December 31, 2016, respectively, as compared to the outstanding principal of $0 and $210,000,000 as of December 31, 2017 and December 31, 2016, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of December 31, 2017 and 2016. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the income approach valuation methodology, which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2017, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.
Real estate assets— During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were deemed to be impaired and their carrying values were reduced to their estimated fair values of $52,557,000. The fair value of the Company's impaired real estate assets are estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The Company used a discounted cash flow and market valuation approach, which required certain judgments to be made by management.

The following table shows the fair value of the Company’s financial assets and liabilities that are required to be measured at fair value on a recurring basis as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets (1)	$—	$407	$—	$407
Total assets at fair value	$—	$407	$—	$407

	December 31, 2016
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets (2)	$—	$3,070	$—	$3,070
Total assets at fair value	$—	$3,070	$—	$3,070
Liabilities:
Derivative liabilities (3)	$—	$(1,247)	$—	$(1,247)
Contingent consideration obligation (4)	—	—	(5,640)	(5,640)
Total liabilities at fair value	$—	$(1,247)	$(5,640)	$(6,887)

(1)	Entire amount attributable to continuing operations.

(2)
Of this amount, $2,967,000 is attributable to continuing operations and $103,000 is attributable to discontinued operations. Derivative assets attributable to continuing operations and discontinued operations are reported in other assets, net and assets of discontinued operations, net, respectively, on the consolidated balance sheets.

(3)
Of this amount, $736,000 is attributable to continuing operations and $511,000 is attributable to discontinued operations. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities of discontinued operations, net, respectively, on the consolidated balance sheets.

(4)	Entire amount attributable to discontinued operations.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of December 31, 2017 (amounts in thousands):

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Re-Measured Balance	Total Losses
Real estate assets (1)	$—	$—	$52,557	(2)	$52,557	$(33,211)

(1)	Amount represents the aggregate fair value of real estate assets impacted by impairment charges as of December 31, 2017.

(2)
The fair values relating to impairment assessments were based on a discounted cash flow model and a market approach model to value real properties, using comparable properties adjusted for differences in characteristics to estimate the fair value. Projected cash flows are comprised of projected rental revenues and expenses based upon market conditions and expectations for growth. Terminal capitalization rates, discount rates, market rate per square foot and annual growth rates utilized in these models are based on a reasonable range of current market rates for each property analyzed. Based upon these inputs, the Company determined that its valuations of properties using a discounted cash flow model and a market approach model are classified within Level 3 of the fair value hierarchy.

The following table sets forth quantitative information about the unobservable inputs of the Company’s Level 3 real estate recorded as of December 31, 2017:

Unobservable Inputs	December 31, 2017
Terminal capitalization rate	8.5%
Discount rate	8.7%
Comparable sale price per square foot (1)	$180	-	$247
Market rental rate per square foot	$37
Annual growth rate	2.0%

(1)	The comparable sale price per square foot is used under the market approach.
The following table provides a rollforward of the fair value of recurring Level 3 fair value measurements for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	2015
Liabilities:
Contingent consideration obligation:
Beginning balance	$5,640	$5,340	$6,570
Release of contingent consideration obligation related to property disposition	(2,720)	—	—
Total changes in fair value included in income from discontinued operations	(2,920)	300	(1,230)
Ending balance	$—	$5,640	$5,340
Unrealized (gains) losses still held	$—	$—	$—

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2017, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings.
During the year ended December 31, 2017, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of hedged forecasted transactions becoming probable not to occur due to debt extinguishment related to the disposition of properties. The accelerated amount was a gain of $4,637,000, of which $3,755,000 was recorded in interest expense, net and $882,000 was recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive income (loss) to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000, which was recorded in interest expense, net in the accompanying consolidated statements of comprehensive income. During the year ended December 31, 2015, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $100,000 will be reclassified from accumulated other comprehensive income (loss) as a decrease to interest expense.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2017			December 31, 2016
				Outstanding Notional Amount (2)	Fair Value of		Outstanding Notional Amount (3)	Fair Value of
					Asset (2)	(Liability)		Asset (4)	(Liability) (5)

Interest rate swaps	(1)	07/11/2014 to 10/11/2017	05/28/2019 to 10/11/2022	$121,066	$407	$—	$540,425	$3,070	$(1,247)

(1)
Derivative assets attributable to continuing operations and discontinued operations are reported in other assets, net and assets of discontinued operations, net, respectively, on the consolidated balance sheets. Derivative liabilities attributable to continuing operations and discontinued operations are reported in accounts payable and other liabilities and liabilities of discontinued operations, net, respectively, on the consolidated balance sheets.

(2)	Entire amount is attributable to continuing operations.

(3)	Of this amount, $312,021,000 is attributable to continuing operations and $228,404,000 is attributable to discontinued operations.

(4)	Of this amount, $2,967,000 is attributable to continuing operations and $103,000 is attributable to discontinued operations.

(5)	Of this amount, $736,000 is attributable to continuing operations and $511,000 is attributable to discontinued operations.
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
The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location Of Loss (Income) Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Loss to Net Income (Effective Portion and Accelerated Amounts)
For the Year Ended December 31, 2017
Interest rate swaps - continuing operations	$1,310	Interest expense, net	$3,353
Interest rate swaps - discontinued operations	752	Income from discontinued operations	125
Total	$2,062		$3,478
For the Year Ended December 31, 2016
Interest rate swaps - continuing operations	$1,045	Interest expense, net	$(2,764)
Interest rate swaps - discontinued operations	(1,562)	Income from discontinued operations	(2,156)
Total	$(517)		$(4,920)
For the Year Ended December 31, 2015
Interest rate swaps - continuing operations	$(2,905)	Interest expense, net	$(2,408)
Interest rate swaps - discontinued operations	(2,475)	Income from discontinued operations	(1,927)
Total	$(5,380)		$(4,335)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its risk by entering into agreements with creditworthy counterparties. As of December 31, 2017, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $0.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2017 and 2016 (amounts in thousands):

Offsetting of Derivative Assets
						Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets		Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet		Financial Instruments Collateral		Cash Collateral	Net Amount
December 31, 2017 (1)	$407		$—	$407		$—		$—	$407
December 31, 2016	$3,070	(2)	$—	$3,070	(2)	$(10)	(1)	$—	$3,060	(3)

Offsetting of Derivative Liabilities
						Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities		Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet		Financial Instruments Collateral		Cash Collateral	Net Amount
December 31, 2017	$—		$—	$—		$—		$—	$—
December 31, 2016	$1,247	(4)	$—	$1,247	(4)	$(10)	(1)	$—	$1,237	(5)

(1)	Entire amount is attributable to continuing operations.

(2)	Of this amount, $2,967,000 is attributable to continuing operations and $103,000 is attributable to discontinued operations.

(3)	Of this amount, $2,957,000 is attributable to continuing operations and $103,000 is attributable to discontinued operations.

(4)	Of this amount, $736,000 is attributable to continuing operations and $511,000 is attributable to discontinued operations.

(5)	Of this amount, $726,000 is attributable to continuing operations and $511,000 is attributable to discontinued operations.
The Company reports derivative assets attributable to continuing operations and discontinued operations as other assets, net and assets of discontinued operations, net, respectively, on the consolidated balance sheets. The Company reports derivative liabilities attributable to continuing operations and discontinued operations as accounts payable and other liabilities and liabilities of discontinued operations, net, respectively, on the consolidated balance sheets.

Note 14—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Unrealized Income (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2014	$(1,161)	$(1,161)
Other comprehensive loss before reclassification	(5,042)	(5,042)
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income (effective portion)	4,103	4,103
Other comprehensive loss	(939)	(939)
Purchase of noncontrolling interests	—	(480)
Balance as of December 31, 2015	(2,100)	(2,580)
Other comprehensive loss before reclassification	(517)	(517)
Amount of loss reclassified from accumulated other comprehensive income (loss) to net income (effective portion and missed forecast)	4,920	4,920
Other comprehensive income	4,403	4,403
Balance as of December 31, 2016	2,303	1,823
Other comprehensive income before reclassification	2,062	2,062
Amount of income reclassified from accumulated other comprehensive income (loss) to net income (effective portion and missed forecast)	(3,478)	(3,478)
Other comprehensive loss	(1,416)	(1,416)
Balance as of December 31, 2017	$887	$407
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income			Affected Line Items in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
	2017	2016	2015
Interest rate swap contracts - continuing operations	$(3,353)	$2,764	$2,408	Interest expense, net
Interest rate swap contracts - discontinued operations	(125)	2,156	1,927	Income from discontinued operations
Interest rate swap contracts	$(3,478)	$4,920	$4,335
Note 15—Stock-based Compensation
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
On August 18, 2017, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock that has been granted under the 2010 Plan is estimated at the date of grant at $10.02 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.
As of December 31, 2017 and 2016, there was $180,000 and $179,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.03 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2017 and 2016, the fair value of the nonvested shares of restricted common stock was $208,350 and $225,000, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2016 and the changes for the year ended December 31, 2017 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2016	22,500
Vested	(9,000)
Granted	9,000
Nonvested at December 31, 2017	22,500
Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was $88,000, $90,000 and $90,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive income.
Note 16—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
Character of Distributions:	2017	2016	2015
Ordinary dividends	—%	45.45%	46.69%
Capital gain distributions	100.00%	3.20%	—%
Nontaxable distributions	—%	51.35%	53.31%
Total	100.00%	100.00%	100.00%
As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. During the year ended December 31, 2017, the Company incurred approximately $641,000 federal excise tax, which is included in general and administrative expenses in the accompanying consolidated statements of comprehensive income. The Company is subject to certain state and local income taxes on its income, property or net worth in some jurisdictions. Texas, Tennessee, Louisiana and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2017, 2016 and 2015. The earliest tax year subject to examination is 2014.

The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2017, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.
Note 17—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2017, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits or proceedings in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.
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

Note 19—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except shares and per share data):

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$22,984	$23,857	$25,877	$21,696
Total expenses	(19,237)	(15,263)	(15,058)	(14,849)
Income from operations	3,747	8,594	10,819	6,847
Other expense	(41,210)	(12,286)	(6,497)	(7,052)
(Loss) income from continuing operations	(37,463)	(3,692)	4,322	(205)
Income from discontinued operations	231,964	10,636	8,886	10,189
Net income	194,501	6,944	13,208	9,984
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(44,308)	(898)	(1,039)	(1,081)
Net income attributable to common stockholders	$150,193	$6,046	$12,169	$8,903
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.21)	$(0.02)	$0.03	$—
Discontinued operations	1.01	0.05	0.04	0.05
Net income attributable to common stockholders	$0.80	$0.03	$0.07	$0.05
Diluted:
Continuing operations	$(0.21)	$(0.02)	$0.03	$—
Discontinued operations	1.01	0.05	0.04	0.05
Net income attributable to common stockholders	$0.80	$0.03	$0.07	$0.05
Weighted average number of common shares outstanding:
Basic	186,182,196	186,295,970	185,897,525	185,300,384
Diluted	186,182,196	186,295,970	185,911,968	185,300,384

	2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$18,901	$13,573	$29,915	$27,848
Total expenses	(16,543)	(29,102)	(16,199)	(13,593)
Income (loss) from operations	2,358	(15,529)	13,716	14,255
Other expense	(3,110)	(2,983)	(4,249)	(3,980)
(Loss) income from continuing operations	(752)	(18,512)	9,467	10,275
Income from discontinued operations	8,897	9,018	8,447	8,317
Net income (loss)	8,145	(9,494)	17,914	18,592
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(926)	(1,006)	(1,061)	(928)
Net income (loss) attributable to common stockholders	$7,219	$(10,500)	$16,853	$17,664
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$—	$(0.10)	$0.05	$0.06
Discontinued operations	0.04	0.04	0.04	0.04
Net income (loss) attributable to common stockholders	$0.04	$(0.06)	$0.09	$0.10
Diluted:
Continuing operations	$—	$(0.10)	$0.05	$0.06
Discontinued operations	0.04	0.04	0.04	0.04
Net income (loss) attributable to common stockholders	$0.04	$(0.06)	$0.09	$0.10
Weighted average number of common shares outstanding:
Basic	184,628,066	183,726,479	182,743,182	181,975,405
Diluted	184,628,066	183,726,479	182,762,094	181,992,093

Note 20—Subsequent Events
Distributions Paid
On January 2, 2018, the Company paid aggregate distributions of $11,076,000 ($5,468,000 in cash and $5,608,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from December 1, 2017 through December 31, 2017.
On January 22, 2018, the board of directors of the Company declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018 in the amount of approximately $556,227,000.
On February 1, 2018, the Company paid aggregate distributions of $11,088,000 ($5,541,000 in cash and $5,547,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from January 1, 2018 through January 31, 2018.
On March 1, 2018, the Company paid aggregate distributions of $9,994,000 ($5,093,000 in cash and $4,901,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from February 1, 2018 through February 28, 2018.
Distributions Declared
On January 22, 2018, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2018 and ending on May 31, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock, which will be equal to an annualized distribution rate of 6.7%, based on the estimated per share NAV of $6.26. The distributions declared for each record date in March 2018, April 2018 and May 2018 will be paid in April 2018, May 2018 and June 2018, respectively. The distributions will be payable to stockholders from legally available funds therefor.
Disposition of Arizona Data Center Portfolio
On January 10, 2018, the Company sold a data center portfolio, or the Arizona Data Center Portfolio, consisting of two properties, for approximately $142,500,000, which resulted in a gain. In connection with the disposition, the Company removed these properties from the unencumbered pool of the unsecured credit facility. The Company's net proceeds from the disposition of the Arizona Data Center Portfolio were approximately $140,221,000, after transaction costs and disposition fees, subject to additional transaction costs paid subsequent to the closing date.
Amended and Restated Credit Agreement Related to the Unsecured Credit Facility
On February 1, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into an amended and restated credit agreement related to the unsecured credit facility to remove one lender and to increase the maximum commitment available under the unsecured credit facility to $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to the Operating Partnership's right to a 12-month extension. Subject to certain conditions, the unsecured credit facility can be increased to $750,000,000. All other material terms of the unsecured credit facility remained unchanged.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2017
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2017 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
St. Louis Surgical Center	Creve Coeur, MO	—	(a)	808	8,206	—	808	8,206	9,014	1,663	2005		02/09/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	5,764	90	1,904	5,854	7,758	1,201	2008		03/30/2012
HPI Integrated Medical Facility	Oklahoma City, OK	—	(a)	789	7,815	—	789	7,815	8,604	1,288	2007		06/28/2012
Baylor Medical Center	Dallas, TX	18,316		4,012	23,557	—	4,012	23,557	27,569	3,204	2010		08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	15,012	5,872	1,798	20,884	22,682	2,256	1962	(e)	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	—	(a)	1,992	21,823	—	1,992	21,823	23,815	2,938	1942		10/22/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,115	510	503	4,625	5,128	622	1998	(f)	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	36,142	(199)	2,936	35,943	38,879	4,792	2012		12/28/2012
Grapevine Hospital	Grapevine, TX	12,371		962	20,277	105	962	20,382	21,344	2,590	2007		02/25/2013
Andover Data Center (o)	Andover, MA	—	(a)	2,279	9,391	—	2,279	9,391	11,670	1,487	1984	(g)	03/28/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	3,812	—	335	3,812	4,147	553	2012		05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	3,965	—	304	3,965	4,269	462	2010		06/11/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	19,974	—	322	19,974	20,296	2,296	1994	(h)	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,235	—	—	4,235	4,235	484	2007		07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	5,842		—	8,386	—	—	8,386	8,386	955	2007		08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	7,933	1	904	7,934	8,838	1,009	2013		08/23/2013
Cumberland Surgical Hospital (m)	San Antonio, TX	—		3,440	25,923	4,164	3,440	30,087	33,527	3,648	2013		08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	18,280	—	1,740	18,280	20,020	1,989	2012		09/06/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	23,462	—	—	23,462	23,462	2,435	1987		11/27/2013
Lubbock Heart Hospital	Lubbock, TX	18,615		3,749	32,174	—	3,749	32,174	35,923	3,281	2003		12/20/2013
Walnut Hill Medical Center	Dallas, TX	—		3,337	79,116	(26,769)	2,143	53,541	55,684	7,673	1983	(i)	02/25/2014
Cypress Pointe Surgical Hospital	Hammond, LA	—	(a)	1,379	20,549	$—	1,379	20,549	21,928	2,038	2006		03/14/2014
Milwaukee Data Center (o)	Hartland, WI	—	(a)	1,240	16,872	—	1,240	16,872	18,112	1,628	2004		03/28/2014
Bay Area Regional Medical Center	Webster, TX	86,333		6,937	168,710	63,823	6,937	232,533	239,470	15,237	2014		07/11/2014
Phoenix Data Center (j), (o)	Phoenix, AZ	—	(a)	11,576	78,188	—	11,576	78,188	89,764	6,373	2005		08/27/2014
Scottsdale Data Center (j), (o)	Scottsdale, AZ	—	(a)	3,515	24,907	—	3,515	24,907	28,422	2,026	2000		08/27/2014
Rhode Island Rehabilitation Healthcare Facility	North Smithfield, RI	—	(a)	818	11,597	—	818	11,597	12,415	1,097	1965	(k)	08/28/2014
Select Medical—Akron	Akron, OH	—	(a)	2,207	23,430	—	2,207	23,430	25,637	2,003	2008		08/29/2014
Select Medical—Frisco	Frisco, TX	—	(a)	—	20,679	—	—	20,679	20,679	1,852	2010		08/29/2014
Select Medical—Bridgeton	Bridgeton, MO	—	(a)	—	31,204	—	—	31,204	31,204	2,689	2012		08/29/2014
San Antonio Healthcare Facility (n)	San Antonio, TX	—		3,200	—	16,366	3,200	16,366	19,566	391	2017		09/12/2014
Dermatology Assoc-Randolph Ct	Manitowoc, WI	—	(a)	390	2,202	—	390	2,202	2,592	214	2003		09/15/2014

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2017 (c)
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
Dermatology Assoc-Murray St	Marinette, WI	—	(a)	253	1,134	—	253	1,134	1,387	116	2008		09/15/2014
Dermatology Assoc-N Lightning Dr	Appleton, WI	—	(a)	463	2,049	—	463	2,049	2,512	212	2011		09/15/2014
Dermatology Assoc-Development Dr	Bellevue, WI	—	(a)	491	1,450	—	491	1,450	1,941	150	2010		09/15/2014
Dermatology Assoc-York St	Manitowoc, WI	—	(a)	305	11,299	—	305	11,299	11,604	996	1964	(l)	09/15/2014
Dermatology Assoc-Scheuring Rd	De Pere, WI	—	(a)	703	1,851	—	703	1,851	2,554	187	2005		09/15/2014
Dermatology Assoc-Riverview Dr	Howard, WI	—	(a)	552	1,960	—	552	1,960	2,512	202	2011		09/15/2014
Dermatology Assoc-State Rd 44	Oshkosh, WI	—	(a)	384	2,514	—	384	2,514	2,898	254	2010		09/15/2014
Dermatology Assoc-Green Bay Rd	Sturgeon Bay, WI	—	(a)	364	657	—	364	657	1,021	75	2007		09/15/2014
Lafayette Surgical Hospital	Lafayette, LA	—	(a)	3,909	33,212	262	3,909	33,474	37,383	2,829	2004		09/19/2014
Alpharetta Data Center II (o)	Alpharetta, GA	—	(a)	3,100	54,880	4	3,100	54,884	57,984	4,171	1999		10/31/2014
Landmark Hospital of Savannah	Savannah, GA	—	(a)	1,980	15,418	—	1,980	15,418	17,398	1,165	2014		01/15/2015
21st Century Oncology-Yucca Valley	Yucca Valley, CA	—		663	4,004	—	663	4,004	4,667	327	2009		03/31/2015
21st Century Oncology-Rancho Mirage	Rancho Mirage, CA	—		156	5,934	—	156	5,934	6,090	478	2008		03/31/2015
21st Century Oncology-Palm Desert	Palm Desert, CA	—		364	5,340	—	364	5,340	5,704	403	2005		03/31/2015
21st Century Oncology-Santa Rosa Beach	Santa Rosa Beach, FL	—		646	3,211	—	646	3,211	3,857	234	2003		03/31/2015
21st Century Oncology-Crestview	Crestview, FL	—		205	2,503	—	205	2,503	2,708	198	2004		03/31/2015
21st Century Oncology-Fort Walton Beach	Fort Walton Beach, FL	—		747	3,012	—	747	3,012	3,759	234	2005		03/31/2015
21st Century Oncology-Bradenton	Bradenton, FL	—		835	2,699	(1,560)	443	1,531	1,974	206	2002		03/31/2015
21st Century Oncology-Tamarac	Tamarac, FL	—		692	1,496	(844)	409	935	1,344	124	1997		03/31/2015
21st Century Oncology-Fort Myers I	Fort Myers, FL	—		2,301	1,180	—	2,301	1,180	3,481	152	1999		03/31/2015
21st Century Oncology-Fort Myers II	Fort Myers, FL	—		4,522	13,106	—	4,522	13,106	17,628	1,021	2010		03/31/2015
21st Century Oncology-Bonita Springs	Bonita Springs, FL	—		1,146	3,978	—	1,146	3,978	5,124	288	2002		03/31/2015
21st Century Oncology-Lehigh Acres	Lehigh Acres, FL	—		433	2,508	—	433	2,508	2,941	186	2002		03/31/2015
21st Century Oncology-East Naples	Naples, FL	—		717	5,278	(4,038)	200	1,757	1,957	399	2007		03/31/2015
21st Century Oncology-Jacksonville	Jacksonville, FL	—		802	5,879	—	802	5,879	6,681	516	2009		03/31/2015
21st Century Oncology-Frankfort	Frankfort, KY	—		291	817	—	291	817	1,108	69	1993		03/31/2015
21st Century Oncology-Las Vegas	Las Vegas, NV	—		251	4,927	—	251	4,927	5,178	371	2007		03/31/2015
21st Century Oncology-Henderson	Henderson, NV	—		617	2,324	—	617	2,324	2,941	187	2000		03/31/2015
21st Century Oncology-Fairlea	Fairlea, WV	—		125	1,717	—	125	1,717	1,842	131	1999		03/31/2015
21st Century Oncology-El Segundo	El Segundo, CA	—		1,138	8,743	—	1,138	8,743	9,881	622	2009		04/20/2015
21st Century Oncology-Lakewood Ranch	Bradenton, FL	—		553	8,516	—	553	8,516	9,069	636	2008		04/20/2015
Post Acute Medical - Victoria I	Victoria, TX	—	(a)	331	10,278	—	331	10,278	10,609	442	2013		05/23/2016
Post Acute Medical - Victoria II	Victoria, TX	—	(a)	450	10,393	—	450	10,393	10,843	440	1998		05/23/2016
Post Acute Medical - New Braunfels	New Braunfels, TX	—	(a)	1,619	9,295	—	1,619	9,295	10,914	394	2007		05/23/2016
Post Acute Medical - Covington	Covington, LA	—	(a)	1,529	13,503	—	1,529	13,503	15,032	563	1984		05/23/2016
Post Acute Medical - Hammond	Hammond, LA	—	(a)	852	9,815	—	852	9,815	10,667	425	2004		05/23/2016
		$141,477		$97,865	$1,044,580	$57,787	$95,479	$1,104,753	$1,200,232	$101,777

(a)
Property collateralized under the unsecured credit facility. As of December 31, 2017, 40 commercial properties, consisting of 35 commercial properties classified as continuing operations and 5 commercial properties classified as discontinued operations, were collateralized under the unsecured credit facility and the Company had $0 aggregate principal amount outstanding thereunder.

(b)	The cost capitalized subsequent to acquisition is shown net of asset write-offs.

(c)	The aggregated cost for federal income tax purposes is approximately $1,126,769,000 (unaudited).

(d)	The Company’s assets are depreciated using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years.

(e)	The Vibra Denver Hospital was renovated in 1985.

(f)	The Houston Surgery Center was renovated in 2012.

(g)	The Andover Data Center was renovated in 2010.

(h)	The Physicians Specialty Hospital was renovated in 2009.

(i)	The Walnut Hill Medical Center was renovated in 2013.

(j)	The Phoenix Data Center and Scottsdale Data Center were both sold on January 10, 2018.

(k)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(l)	The Dermatology Assoc-York St was renovated in 2010.

(m)	Formerly known as Victory Medical Center Landmark.

(n)	Formerly known as Victory IMF.

(o)	Property classified as a part of discontinued operations.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2017
(in thousands)

	2017	2016	2015
Real Estate
Balance at beginning of year	$2,163,358	$2,036,330	$1,845,136
Additions:
Acquisitions	—	58,065	121,774
Improvements, net of write-offs	(11,533)	68,963	69,420
Dispositions	(951,593)	—	—
Balance at end of year	$1,200,232	$2,163,358	$2,036,330
Accumulated Depreciation
Balance at beginning of year	$(152,486)	$(100,142)	$(52,785)
Depreciation	(49,483)	(52,344)	(47,357)
Dispositions	100,192	—	—
Balance at end of year	$(101,777)	$(152,486)	$(100,142)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the exhibits.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

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

4.4	Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to supplement No. 1 to the prospectus dated May 22, 2017), filed on December 29, 2017, and incorporated herein by reference.

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

10.13
Joinder Agreement, dated June 6, 2013, by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 12, 2013, and incorporated herein by reference).

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

10.54
Joinder Agreement (Master Credit Facility), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.55
Joinder Agreement (Term Loan), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.56
Purchase and Sale Agreement, dated October 23, 2017, by and between DC-505 North Railroad Avenue, LLC and Digital Northlake, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

10.57
Purchase and Sale Agreement, dated October 24, 2017, by and between the entities set forth on the signature page Purchase and Sale Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

10.58
Third Amended and Restated Credit Agreement, dated February 1, 2018, by and between Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to this agreement and other lenders that may become parties to this agreement, KeyBank National Association, as administrative agent, Capital One, N.A. and SunTrust Bank, as co-documentation agents, Citizens Bank, N.A., Texas Capital Bank, N.A. Cadence Bank, N.A., and Synovus Bank, as co-documentation agents and KeyBanc Capital Markets, Capital One, N.A., and SunTrust Robinson Humphrey, Inc. as joint lead arrangers and book runners (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on February 5, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 30, 2018	By:	/s/ JOHN E. CARTER
John E. Carter
Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ JOHN E. CARTER	Chief Executive Officer and	March 30, 2018
John E. Carter	Chairman of Board of Directors
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 30, 2018
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ MARIO GARCIA, JR.	Director	March 30, 2018
Mario Garcia, Jr.

/s/ JONATHAN KUCHIN	Director	March 30, 2018
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 30, 2018
Randall Greene

/s/ RONALD RAYEVICH	Director	March 30, 2018
Ronald Rayevich