Form 10-Q
period 2018-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2018-05-15
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of Securities Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 11, 2018, there were approximately 179,822,346 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2018	December 31, 2017
ASSETS
Real estate:
Land	$73,569	$73,769
Buildings and improvements, less accumulated depreciation of $91,675 and $86,092, respectively	829,202	834,419
Total real estate, net	902,771	908,188
Cash and cash equivalents	50,210	336,500
Acquired intangible assets, less accumulated amortization of $20,424 and $23,640, respectively	64,078	86,938
Other assets, net	62,242	79,140
Assets held for sale, net	1,572	—
Assets of discontinued operations, net ($1,152 and $6,852, respectively, related to VIE)	88,362	213,833
Total assets	$1,169,235	$1,624,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $725 and $875, respectively	$127,155	$140,602
Credit facility	195,000	—
Accounts payable due to affiliates	2,014	2,372
Accounts payable and other liabilities	16,592	28,195
Intangible lease liabilities, less accumulated amortization of $4,949 and $4,694, respectively	17,300	17,555
Liabilities of assets held for sale	11	—
Liabilities of discontinued operations, net ($225 and $599, respectively, related to VIE)	2,849	5,058
Total liabilities	360,921	193,782
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 198,864,329 and 196,892,945 shares issued, respectively; 183,705,561 and 186,181,545 shares outstanding, respectively	1,837	1,862
Additional paid-in capital	1,617,575	1,635,329
Accumulated distributions in excess of earnings	(812,877)	(211,750)
Accumulated other comprehensive income	1,043	407
Total stockholders’ equity	807,578	1,425,848
Noncontrolling interests	736	4,969
Total equity	808,314	1,430,817
Total liabilities and stockholders’ equity	$1,169,235	$1,624,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental revenue	$3,128	$21,369
Tenant reimbursement revenue, net	(1,593)	327
Total revenue	1,535	21,696
Expenses:
Rental expenses	3,000	2,607
General and administrative expenses	1,609	1,662
Asset management fees	2,465	2,649
Depreciation and amortization	28,821	7,931
Total expenses	35,895	14,849
(Loss) income from operations	(34,360)	6,847
Other income (expense):
Other interest and dividend income	855	563
Interest expense, net	(3,069)	(5,131)
Provision for loan losses	(1,190)	(2,484)
Total other expense	(3,404)	(7,052)
Loss from continuing operations	(37,764)	(205)
Income from discontinued operations	20,533	10,189
Net (loss) income	(17,231)	9,984
Net income attributable to noncontrolling interests in consolidated partnerships	—	(1,081)
Net (loss) income attributable to common stockholders	$(17,231)	$8,903
Other comprehensive income:
Unrealized income on interest rate swaps, net	$636	$1,503
Other comprehensive income	636	1,503
Comprehensive (loss) income	(16,595)	11,487
Comprehensive income attributable to noncontrolling interests in consolidated partnerships	—	(1,081)
Comprehensive (loss) income attributable to common stockholders	$(16,595)	$10,406
Weighted average number of common shares outstanding:
Basic	185,673,400	185,300,384
Diluted	185,673,400	185,300,384
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.20)	$—
Discontinued operations	0.11	0.05
Net (loss) income attributable to common stockholders	$(0.09)	$0.05
Diluted:
Continuing operations	$(0.20)	$—
Discontinued operations	0.11	0.05
Net (loss) income attributable to common stockholders	$(0.09)	$0.05
Distributions declared per common share	$3.14	$0.17
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except for share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	—	—	23	—	—	23	—	23
Issuance of common stock under the distribution reinvestment plan	1,971,383	20	16,039	—	—	16,059	—	16,059
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,233)	(4,233)
Distributions declared to common stockholders	—	—	—	(583,896)	—	(583,896)	—	(583,896)
Repurchase of common stock	(4,447,367)	(45)	(33,816)	—	—	(33,861)	—	(33,861)
Other comprehensive income	—	—	—	—	636	636	—	636
Net loss	—	—	—	(17,231)	—	(17,231)	—	(17,231)
Balance, March 31, 2018	183,705,561	$1,837	$1,617,575	$(812,877)	$1,043	$807,578	$736	$808,314
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(17,231)	$9,984
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	28,821	18,067
Amortization of deferred financing costs	690	941
Amortization of above-market leases	77	93
Amortization of intangible lease liabilities	(304)	(869)
Gain on real estate dispositions of discontinued operations	(18,578)	—
Provision for doubtful accounts	11,298	7,664
Provision for loan losses	1,190	2,484
Straight-line rent	15,116	(3,849)
Stock-based compensation	23	23
Change in fair value of contingent consideration	—	(1,140)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(9,078)	(488)
Accounts payable due to affiliates	(507)	146
Other assets	(4,799)	(3,262)
Net cash provided by operating activities	6,718	29,794
Cash flows from investing activities:
Proceeds from real estate disposals	140,176	—
Capital expenditures	(2,229)	(4,501)
Distributions from unconsolidated partnership	962	—
Notes receivable, net	(4,500)	(500)
Net cash provided by (used in) investing activities	134,409	(5,001)
Cash flows from financing activities:
Payments on notes payable	(13,597)	(8,459)
Proceeds from credit facility	195,000	20,000
Payments of deferred financing costs	(1,916)	(1,417)
Repurchase of common stock	(33,861)	(12,101)
Other offering costs	—	(5)
Distributions to stockholders	(572,326)	(15,309)
Distributions to noncontrolling interests	(4,233)	(834)
Net cash used in financing activities	(430,933)	(18,125)
Net change in cash, cash equivalents and restricted cash	(289,806)	6,668
Cash, cash equivalents and restricted cash - Beginning of period	351,914	57,605
Cash, cash equivalents and restricted cash - End of period	$62,108	$64,273
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $101 and $861, respectively	$2,920	$8,525
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$16,059	$16,621
Net unrealized gain on interest rate swaps	$636	$1,503
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009 and has elected to be taxed and currently qualifies as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the Company's data center assets. This decision represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company has classified the assets in its data centers segment as a part of discontinued operations. As of March 31, 2018, the Company had disposed of 18 properties (17 data center properties and one healthcare property) for an aggregate sale price of $1,295,500,000 and generated net proceeds from the sale of those assets of $1,271,758,000. During the year ended December 31, 2017, the Company sold 16 properties, consisting of 15 data center properties and one healthcare property. During the three months ended March 31, 2018, the Company sold two data center properties. As of March 31, 2018, the Company owned 33 real estate investments (including real estate investments classified as held for sale and as discontinued operations), consisting of 66 properties.
On January 22, 2018, the Company's board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded with the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018, in the aggregate amount of approximately $556,227,000.
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
The Company ceased offering shares of common stock in its initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company had raised gross offering proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the DRIP Offering (as defined below) until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company’s board of directors. The Company refers to the DRIP Offering and the Offering together as the "Offerings".
On May 22, 2017, the Company registered 11,387,512 shares of common stock for a price per share of $9.519, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the DRIP Offering. On December 21, 2017, the Company's board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value, as determined by the board of directors. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $9.26. In connection with a special cash distribution paid on March 16, 2018 to stockholders of record on February 15, 2018, effective February 15, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $6.26, which is the Company's estimated per share net asset value as of February 15, 2018.
As of March 31, 2018, the Company had issued approximately 198,798,000 shares of common stock in the Offerings for gross proceeds of $1,962,820,000, before share repurchases of $138,772,000 and offering costs, selling commissions and dealer manager fees of $174,845,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
The condensed consolidated balance sheet at December 31, 2017, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2017, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2018.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash is reported in other assets, net in the accompanying condensed consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net in the accompanying condensed consolidated balance sheets. See Note 7—"Other Assets, Net."
On April 1, 2017, the Company adopted Accounting Standards Update, or ASU, 2016-18, Restricted Cash, or ASU 2016-18. ASU 2016-18 requires that a statement of cash flows explain the change during a reporting period in the total of cash, cash equivalents, and amounts generally described as restricted cash. This ASU states that transfers between cash, cash equivalents, and restricted cash are not part of the Company’s operating, investing, and financing activities. Therefore, restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. As required, the Company retrospectively applied the guidance in ASU 2016-18 to the prior period presented, which resulted in a decrease of $639,000 in net cash used in financing activities and an increase of $175,000 in net cash provided by operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2017.

The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
Beginning of period:	2018	2017
Cash and cash equivalents	$336,500	$42,613
Restricted cash (1)	15,414	14,992
Cash, cash equivalents and restricted cash	$351,914	$57,605

End of period:
Cash and cash equivalents	$50,210	$48,467
Restricted cash (1)	11,898	15,806
Cash, cash equivalents and restricted cash	$62,108	$64,273

(1)	Amount attributable to continuing and discontinued operations.
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
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate properties held for sale, including depreciation for tenant improvements, as well as on the amortization of acquired in-place leases. The real estate properties held for sale and associated liabilities are classified separately on the condensed consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.
During the three months ended March 31, 2018, the Company classified one healthcare property as held for sale. As of March 31, 2018, the Company had assets held for sale, net in the amount of $1,572,000, which consisted of land in the amount of $200,000, buildings and improvements, net, in the amount of $1,349,000 and other assets, net, in the amount of $23,000. In addition, as of March 31, 2018, the liabilities related to the assets held for sale were $11,000, the entire amount of which related to accounts payable and other liabilities.
Additionally, the Company classifies real estate properties held for sale as discontinued operations for all periods presented if they represent a strategic shift that has (or will have) a major effect on the Company's results and operations. The assets, liabilities and operations for the periods presented are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive (loss) income as discontinued operations for all periods presented. The assets held for sale as of March 31, 2018 and 2017, that are classified as discontinued operations related to the data centers segment disposal.
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
In addition, for certain properties the Company applies a market approach, using comparable sales. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
For the three months ended March 31, 2018, the Company recognized an impairment of an in-place lease intangible asset in the amount of approximately $21,296,000 by accelerating the amortization of the intangible as a result of a significant tenant of the Company, Bay Area Regional Medical Center, LLC ("Bay Area"), experiencing financial difficulty. See Note 16—"Subsequent Events" for further discussion.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. For the three months ended March 31, 2018 and 2017, the Company recorded $25,719,000 and $6,423,000, respectively, in provision for doubtful accounts for rental revenue and straight-line rent receivable, which are recognized in the accompanying condensed consolidated statements of comprehensive (loss) income as a deduction from rental revenue. Of the $25,719,000 recorded for the three months ended March 31, 2018, $24,813,000 related to Bay Area. See Note 16—"Subsequent Events" for further discussion.
For the three months ended March 31, 2018 and 2017, the Company recorded $3,207,000 and $1,241,000, respectively, in provision for doubtful accounts for tenant reimbursement revenue, which is recognized in the accompanying condensed consolidated statements of comprehensive (loss) income as a deduction from tenant reimbursement revenue. Of the $3,207,000 recorded for the three months ended March 31, 2018, $2,995,000 related to Bay Area.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable and recorded in other interest and dividend income in the accompanying condensed consolidated statements of comprehensive (loss) income.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise significant judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable.
As of March 31, 2018 and December 31, 2017, the aggregate balance on the Company's notes receivable, including accrued interest receivable, after allowances for loan losses was $24,500,000 and $20,138,000, respectively. For the three months ended March 31, 2018 and 2017, the Company recorded $304,000 and $2,484,000, respectively, as an allowance to reduce the carrying value of notes receivable, accrued interest and origination fees related to two tenants in provision for loan losses in the accompanying condensed consolidated financial statements.
In addition, for the three months ended March 31, 2018, the Company recorded $886,000 in provision for loan losses related to a personal property tax receivable related to Bay Area. See Note 16—"Subsequent Events" for further discussion.
Concentration of Credit Risk and Significant Leases
As of March 31, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels; however, the Company has not experienced any losses in such accounts. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.

As of March 31, 2018, the Company owned real estate investments in 37 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of contractual rental revenue from continuing operations. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for an aggregate of 27.7% and 11.4%, respectively, of contractual rental revenue from continuing operations for the three months ended March 31, 2018.
As of March 31, 2018, the Company had three exposures to tenant concentration that accounted for 10.0% or more of contractual rental revenue from continuing operations. The leases with Bay Area, Post Acute Medical, LLC and 21st Century Oncology, Inc. accounted for 27.2%, 13.4% and 10.0%, respectively, of contractual rental revenue from continuing operations before bad debt expense for the three months ended March 31, 2018.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate. The share repurchase program provides that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year.
On April 30, 2018, the Company announced it had reached such limitation, and that it would not be able to fully accommodate all repurchase requests for the month of April 2018, and will not process any further requests for the remainder of the year ending December 31, 2018. For repurchase requests received by the Company between March 27, 2018 and April 24, 2018, shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests.
During the three months ended March 31, 2018, the Company received valid repurchase requests related to approximately 4,447,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $33,861,000 (an average of $7.61 per share). During the three months ended March 31, 2017, the Company received valid repurchase requests related to approximately 1,232,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $12,101,000 (an average of $9.82 per share).
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended March 31, 2018, there were 22,500 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the three months ended March 31, 2017, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock antidilutive.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of March 31, 2018, the Company had paid aggregate distributions, since inception, of approximately $1,098,374,000, including the special cash distribution of $556,227,000, ($813,838,000 in cash and $284,536,000 of which were reinvested in shares of common stock pursuant to the DRIP and the DRIP Offering). The Company’s distributions declared per common share were $3.14 and $0.17 for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, the Company had distributions payable of approximately $6,587,000. Of those payable distributions, $3,515,000 was paid in cash and $3,072,000 was reinvested in shares of common stock pursuant to the DRIP Offering on April 2, 2018.

On January 22, 2018, the Company's board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded with proceeds from the disposition of certain real estate properties between December 2017 and January 2018 and the Company's unsecured credit facility. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.
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
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of March 31, 2018 and December 31, 2017, 100% of the Company’s consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company no longer has its data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09, pending the resolution of the proposed amendment issued by the FASB in January 2018. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expresses. Rental property revenue is accounted in accordance with Accounting Standards Codification 840, Leases. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there was no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets.Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company disposed certain real estate properties, including land, in cash transactions with no contingencies and no future involvement in the operations, therefore, the adoption of ASU 2017-05 has no significant impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB, issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. Recoveries from tenants will not be addressed until the Company's adoption of ASU 2016-02, Leases, considering its revisions to accounting for common area maintenance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In January 2018, the FASB proposed an amendment to ASU 2016-02 to simplify the guidance by allowing lessors to elect a practical expedient to allow lessors to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company will evaluate the impact of this amendment to the ASU when it is final.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts will be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable, straight-line rents receivable and notes receivable.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12  are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. The Company is in process of evaluating the impact that ASU 2017-12 will have on the Company’s condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations. The Company's assets, liabilities and operations related to the data centers segment for the periods presented in the financial statements are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive (loss) income as discontinued operations for all periods presented.

Note 3—Dispositions
The Company sold two data center properties, or the 2018 Dispositions, during the three months ended March 31, 2018, for an aggregate sale price of $142,500,000, and generated net proceeds of $140,176,000. The Company recognized an aggregate gain on sale of $18,578,000 related to the 2018 Dispositions, as a part of income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018.
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. All of the 2018 Dispositions qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017.

Property Description (1)	Disposition Date	Ownership Percentage
Phoenix Data Center	01/10/2018	100%
Scottsdale Data Center	01/10/2018	100%

(1)	The property was sold as part of a two-property portfolio, or the Arizona Data Center Portfolio.
As of March 31, 2018, the Company had three data center properties as a part of discontinued operations, two of which were under contract to be sold as of the date of the filing of this Quarterly Report.
Note 4—Discontinued Operations
Disposals that represent a strategic shift that has a major effect on the Company's results and operations qualify as discontinued operations. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017.
The following table presents the major classes of assets and liabilities of three remaining data center properties classified as discontinued operations presented separately in the condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Assets:
Real estate:
Land	$6,618	$21,710
Buildings and improvements, net	73,861	168,557
Total real estate, net	80,479	190,267
Acquired intangible assets, net	2,162	9,617
Other assets, net	5,721	13,949
Assets of discontinued operations, net	$88,362	$213,833
Liabilities:
Accounts payable due to affiliates	48	175
Accounts payable and other liabilities	1,814	3,847
Intangible lease liabilities, net	987	1,036
Liabilities of discontinued operations, net	$2,849	$5,058

The operations reflected in discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three months ended March 31, 2018 and 2017, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental and parking revenue	$2,200	$26,441
Tenant reimbursement revenue	69	3,253
Total revenue	2,269	29,694
Expenses:
Rental and parking expenses	126	4,805
Change in fair value of contingent consideration	—	(1,140)
Asset management fees	188	2,170
Depreciation and amortization	—	10,136
Total expenses	314	15,971
Other expense:
Interest expense, net	—	(3,534)
Total other expense	—	(3,534)
Income from discontinued operations before real estate dispositions and noncontrolling interest	1,955	10,189
Gain on real estate dispositions	18,578	—
Net income from discontinued operations	20,533	10,189
Net income from discontinued operations attributable to noncontrolling interests in consolidated partnerships	—	(1,081)
Net income from discontinued operations attributable to common stockholders	$20,533	$9,108
Capital expenditures on a cash basis for the three months ended March 31, 2018 and 2017 were $0 and $58,000, respectively, related to properties classified within discontinued operations.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	March 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $19,226 and $22,519, respectively (with a weighted average remaining life of 14.4 years and 15.1 years, respectively)	$60,356	$83,139
Above-market leases, net of accumulated amortization of $1,142 and $1,068, respectively (with a weighted average remaining life of 9.1 years and 9.3 years, respectively)	2,673	2,747
Ground lease interest, net of accumulated amortization of $56 and $53, respectively (with a weighted average remaining life of 87.4 years and 87.6 years, respectively)	1,049	1,052
	$64,078	$86,938
The aggregate weighted average remaining life of the acquired intangible assets was 15.3 years and 15.8 years as of March 31, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three months ended March 31, 2018, was $22,860,000, of which $21,296,000 was accelerated amortization due to the impairment of an in-place lease intangible asset related to Bay Area experiencing financial difficulties. See Note 16—"Subsequent Events" for further discussion. Amortization of the acquired intangible assets for the three months ended March 31, 2017 was $1,646,000. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization of the in-place leases is included in depreciation and amortization and amortization of the ground lease interest is included in rental expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.

Note 6—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	March 31, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $4,493 and $4,269, respectively (with a weighted average remaining life of 17.0 years and 17.2 years, respectively)	$12,431	$12,655
Ground leasehold liabilities, net of accumulated amortization of $456 and $425, respectively (with a weighted average remaining life of 41.0 years and 41.2 years, respectively)	4,869	4,900
	$17,300	$17,555
The aggregate weighted average remaining life of intangible lease liabilities was 23.7 years and 23.9 years as of March 31, 2018 and December 31, 2017, respectively.
Amortization of the intangible lease liabilities for the three months ended March 31, 2018 and 2017 was $255,000 and $257,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental income and amortization of ground leasehold liabilities is included in rental expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 7—Other Assets, Net
Other assets, net consisted of the following as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $7,968 and $7,428, respectively	$2,138	$762
Lease commissions, net of accumulated amortization of $92 and $63, respectively	1,159	1,266
Investments in unconsolidated partnerships	3	965
Tenant receivables, net of allowances for doubtful accounts of $20,423 and $9,125, respectively	986	7,878
Notes receivable, net of allowances for loan losses of $11,805 and $10,615, respectively	24,500	20,138
Straight-line rent receivable	21,224	36,348
Restricted cash	10,168	10,168
Derivative assets	1,043	407
Prepaid and other assets	1,021	1,208
	$62,242	$79,140
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of March 31, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$3,617	$4,203
Accrued interest expense	1,117	1,558
Accrued property taxes	1,896	4,758
Distributions payable to stockholders	6,587	11,076
Tenant deposits	778	778
Deferred rental income	2,597	5,822
	$16,592	$28,195

Note 9—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of March 31, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	March 31, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$5,800	$18,212
Variable rate notes payable fixed through interest rate swaps	82,217	83,066
Variable rate notes payable	39,863	40,199
Total notes payable, principal amount outstanding	127,880	141,477
Unamortized deferred financing costs related to notes payable	(725)	(875)
Total notes payable, net of deferred financing costs	127,155	140,602
Unsecured credit facility:
Revolving line of credit	195,000	—
Total unsecured credit facility	195,000	—
Total debt outstanding	$322,155	$140,602
Significant debt activity during the three months ended March 31, 2018, excluding scheduled principal payments, includes:

•
On January 10, 2018, in connection with the disposition of two data center properties, the Company removed such properties from the unsecured credit facility, which reduced the total unencumbered pool availability by $62,500,000.

•
On February 1, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into an amended and restated credit agreement related to the unsecured credit facility to remove one lender and to change the maximum commitment available under the unsecured credit facility to $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to the Operating Partnership's right to a 12-month extension. Subject to certain conditions, the unsecured credit facility can be increased to $750,000,000. All other material terms of the unsecured credit facility remained unchanged.

•	On February 28, 2018, the Company paid off its debt in connection with one of the Company's notes payable with an outstanding principal balance of $12,340,000 at the time of repayment.

•
In connection with the special distribution paid in the amount of $556,227,000 on March 16, 2018, the Company made a draw of $195,000,000 on its unsecured credit facility. If the Company sells the three data center properties remaining as of March 31, 2018, the Company may pay down its unsecured credit facility depending on terms and conditions available at the time.

•
As of March 31, 2018, the Company had a total unencumbered pool availability under the unsecured credit facility of $291,106,000 and an aggregate outstanding principal balance of $195,000,000. As of March 31, 2018, $96,106,000 was available to be drawn on the unsecured credit facility.

The principal payments due on the notes payable and unsecured credit facility for the nine months ending December 31, 2018 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2018	$9,462
2019	296,219
2020	615
2021	647
2022	15,937
Thereafter	—
$322,880

Of the $322,880,000 principal outstanding as of March 31, 2018, on May 4, 2018, the Company paid off its outstanding mortgage note payable that matures on July 11, 2019, related to the Bay Area property in the principal amount of $84,666,667. See Note 16—"Subsequent Events" for further discussion.
Note 10—Related-Party Transactions and Arrangements
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended March 31, 2018 and 2017, the Company incurred $2,653,000 and $4,819,000, respectively, in asset management fees to the Advisor, of which $2,465,000 and $2,649,000 are included in continuing operations, respectively.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended March 31, 2018 and 2017, the Advisor allocated $355,000 and $455,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. During the three months ended March 31, 2018, in connection with the 2018 Dispositions, the Company incurred approximately $713,000 in disposition fees to the Advisor or its affiliates, which are recorded in income from discontinued operations in the accompanying condensed consolidated statements of comprehensive (loss) income. As of March 31, 2018, the Company has not incurred a subordinated participation in net sale proceeds.
Upon the listing of the Company’s common stock on a national securities exchange, the Company would pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of March 31, 2018, the Company has not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of March 31, 2018, the Company has not incurred any subordinated distribution upon termination fees.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended March 31, 2018 and 2017, the Company incurred $751,000 and $1,432,000, respectively, in property management fees to the Property Manager, of which $688,000 and $790,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive (loss) income. For the three months ended March 31, 2018 and 2017, the Company incurred $0 and $277,000, respectively, in leasing commissions all of which related to continuing operations to the Property Manager. Leasing commissions are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended March 31, 2018 and 2017, the Company incurred $67,000 and $91,000, respectively, in construction management fees, all of which related to continuing operations, to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	March 31, 2018	December 31, 2017
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$896	$980
Carter Validus Real Estate Management Services, LLC	Property management fees	580	473
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	134	98
Carter/Validus Advisors, LLC and its affiliates	Disposition fees	—	440
Carter Validus Real Estate Management Services, LLC	Construction management fees	40	17
Carter Validus Real Estate Management Services, LLC	Leasing commissions	364	364
		$2,014	$2,372
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including properties qualified as discontinued operations and optional renewal periods for which exercise is reasonably assured, for the nine months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2018	$71,835
2019	97,068
2020	97,549
2021	99,471
2022	101,166
Thereafter	963,316
$1,430,405
The total future minimum rent amount of $1,430,405,000 includes approximately $487,976,000 in rent related to Bay Area. See Note 16—"Subsequent Events" for further discussion.

Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the nine months ending December 31, 2018 and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2018	$484
2019	688
2020	688
2021	688
2022	688
Thereafter	33,848
$37,084
Note 12—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $5,756,000 and $18,189,000 as of March 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $5,800,000 and $18,212,000 as of March 31, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $79,840,000 and $82,533,000 as of March 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $82,217,000 and $83,066,000 as of March 31, 2018 and December 31, 2017, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $39,863,000 and $40,199,000 as of March 31, 2018 and December 31, 2017, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $195,000,000 and $0, which approximated its fair value, as of March 31, 2018 and December 31, 2017, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of March 31, 2018 and December 31, 2017. The fair value of the Company’s notes receivable is estimated using significant unobservable inputs not based on market activity, but rather through particular valuation techniques (Level 3). The fair value was measured based on the fair value of the Company's respective note's collateral, which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and has determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.

The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$1,043	$—	$1,043
Total assets at fair value	$—	$1,043	$—	$1,043

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$407	$—	$407
Total assets at fair value	$—	$407	$—	$407
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2018 and 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $534,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2018		December 31, 2017
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Asset		Asset

Interest rate swaps	Other assets, net	07/11/2014 to 10/11/2017	05/28/2019 to 10/11/2022	$120,217	$1,043	$121,066	$407
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.

Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income, or OCI, in the accompanying condensed consolidated statements of comprehensive (loss) income.
The table below summarizes the amount of income recognized on interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in OCI on Derivatives (Effective Portion)	Location Of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion)	Amount of (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion and Accelerated Amounts)
Three Months Ended March 31, 2018
Interest rate swaps - continuing operations	$611	Interest expense, net	$(25)
Total	$611		$(25)
Three Months Ended March 31, 2017
Interest rate swaps - continuing operations	$471	Interest expense, net	$(311)
Interest rate swaps - discontinued operations	363	Income from discontinued operations	(358)
Total	$834		$(669)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its risk by entering into agreements with creditworthy counterparties. As of March 31, 2018, the there were no derivatives in a net liability position. Therefore, the fair value, including accrued interest but excluding any adjustment for nonperformance risk related to the agreement, was $0.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2018	$1,043	$—	$1,043	$—	$—	$1,043
December 31, 2017	$407	$—	$407	$—	$—	$407
The Company reports derivative assets attributable to continuing operations as other assets, net on the condensed consolidated balance sheets.

Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income, net of noncontrolling interests, by component for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$887	$407
Other comprehensive income before reclassification	611	611
Amount of loss reclassified from accumulated other comprehensive income to net loss (effective portion)	25	25
Other comprehensive income	636	636
Balance as of March 31, 2018	$1,523	$1,043

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	834	834
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	669	669
Other comprehensive income	1,503	1,503
Balance as of March 31, 2017	$3,806	$3,326
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31,
	2018	2017
Interest rate swap contracts - continuing operations	$25	$311	Interest expense, net
Interest rate swap contracts - discontinued operations	—	358	Income from discontinued operations
Interest rate swap contracts	$25	$669
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of March 31, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to our financial results for the period in which it is resolved, we believe that the final disposition of the lawsuits or proceedings in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on our financial position, results of operations or liquidity.

Note 16—Subsequent Events
Distributions Paid
On April 2, 2018, the Company paid aggregate distributions of $6,587,000 ($3,515,000 in cash and $3,072,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from March 1, 2018 through March 31, 2018.
On May 1, 2018, the Company paid aggregate distributions of $6,305,000 ($3,258,000 in cash and $3,047,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from April 1, 2018 through April 30, 2018.
Distributions Authorized
On May 3, 2018, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on June 1, 2018 and ending on June 30, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock, which will be equal to an annualized distribution rate of 6.7%, based on the estimated per share net asset value of $6.26. The distributions declared for each record date in June 2018 will be paid in July 2018. The distributions will be payable to stockholders from legally available funds therefor.
Tenant Experiencing Financial Difficulty
On May 4, 2018, Bay Area, a tenant of the Company comprising 27.2% of contractual rental revenue from continuing operations for the three months ended March 31, 2018, announced in a press release that it was closing its operations on May 10, 2018, and filing for bankruptcy in the near term. As of the date of the filing of this Quarterly Report, Bay Area had closed its operations, but had not yet filed for bankruptcy. The Company is actively communicating with Bay Area, and will seek to protect and preserve all of its rights and remedies to enforce all obligations of the parties to the lease and any other agreements associated with the Company's investment. As of the date of the filing of this Quarterly Report, the Company's management is in the process of evaluating the impact the event will have on the Company's condensed consolidated financial statements, including the potential impact to the valuation of the real estate and other assets associated with the property, and will disclose the impact, if any, in future filings. In addition, the Company paid off its outstanding mortgage note payable related to the property in the principal amount of $84,666,667.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2018, or the 2017 Annual Report on Form 10-K.
The terms “we,” “our,” "us" and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, all majority-owned subsidiaries and controlled subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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
We ceased offering shares of common stock in our initial public offering of up to $1,746,875,000 in shares of common stock, or our Offering, on June 6, 2014. Upon completion of our Offering, we raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to the DRIP). We will continue to issue shares of common stock under the DRIP Offering, defined below, until such time as we sell all of the shares registered for sale under the DRIP Offering, unless we file a new registration statement with the SEC or the DRIP Offering is terminated by our board of directors.
On May 22, 2017, we registered 11,387,512 shares of common stock for a price per share of $9.519, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a new Registration Statement on Form S-3, or the DRIP Offering.
On December 21, 2017, our board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value (as defined below), as determined by our board of directors. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $9.26. In connection with the special cash distribution paid on March 16, 2018, our board of directors approved the updated Estimated Per Share NAV of $6.26, effective on February 15, 2018, which was the record date of the special cash distribution. Therefore, effective February 15, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $6.26.

We refer to the DRIP Offering and our Offering together as our "Offerings". As of March 31, 2018, we had issued approximately 198,798,000 shares of common stock in our Offerings for gross proceeds of $1,962,820,000, before share repurchases of $138,772,000 and offering costs, selling commissions and dealer manager fees of $174,845,000.
On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an estimated net asset value, "NAV", per share of our common stock, or the "Estimated Per Share NAV", calculated as of September 30, 2017, of $9.26 for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. The Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor and an independent third-party valuation firm.
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded with the proceeds from the disposition of certain real estate properties between December 2017 and January 2018 and our unsecured credit facility. The special cash distribution was paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.
On January 22, 2018, our board of directors authorized the payment of distributions to stockholders of record during the period beginning on March 1, 2018, through May 31, 2018, which are calculated based on 365 days in the calendar year and equal to $0.001150685 per share of common stock or 6.7% per annum on the most recent NAV of $9.26 per share, less the special distribution of $3.00 per share. The March distributions were paid in April 2018, the April distributions were paid in May 2018 and the May distributions will be paid in June 2018. Such monthly distribution amounts, when converted to a daily distribution amount and then annualized, would equal a 6.0% annualized rate based on an original purchase price of $10.00 per share less the $3.00 special distribution.
Effective April 10, 2018, John E. Carter resigned as Chief Executive Officer of the Company. Mr. Carter will remain with the Company as the Chairman of the board of directors. In connection with the resignation of Mr. Carter as Chief Executive Officer, the board of directors appointed Michael A. Seton to serve as Chief Executive Officer of the Company, effective April 10, 2018. Mr. Seton continues to serve as President of the Company.
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
As of March 31, 2018, we had completed acquisitions of 49 real estate investments, consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000. We have not acquired any real estate investments since May 2016.
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, we have our data centers segment as a part of discontinued operations.
As of March 31, 2018, we had disposed of 18 properties (17 data center properties, including one real estate property owned through a consolidated partnership, and one healthcare property) for an aggregate sale price of $1,295.5 million and generated net proceeds from the sale of those assets of $1,271.8 million. We sold 18 properties, including 15 data center properties and one healthcare property during the year ended December 31, 2017, and two data center properties during the three months ended March 31, 2018.
As of March 31, 2018, we owned 33 real estate investments (including real estate investments classified as discontinued operations), consisting of 66 properties, comprised of 69 buildings and approximately 2,908,000 square feet of gross rentable area.

On May 4, 2018, Bay Area Regional Medical Center, LLC ("Bay Area"), our tenant comprising 27.2% of contractual rental revenue from continuing operations for the three months ended March 31, 2018, announced in a press release that it was closing its operations on May 10, 2018, and filing for bankruptcy in the near term. As of the date of the filing of this Quarterly Report, Bay Area had closed its operations, but had not yet filed for bankruptcy. We are actively communicating with Bay Area, and will seek all its rights and remedies to enforce all obligations of the parties to the lease and any other agreements associated with our investment. As of the date of the filing, our management is in the process of evaluating the impact the event will have on our condensed consolidated financial statements, including the potential impact to the valuation of the real estate and other assets associated with the property and will disclose the impact, if any, in future filings. In addition, we paid off our outstanding mortgage note payable related to the property in the principal amount of $84,666,667.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2017 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.
Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2017 Annual Report on Form 10-K.
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
If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service, or the IRS, grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income (loss) and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Issued Accounting Pronouncements” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Results of Operations
During the year ended December 31, 2017, our board of directors made a determination to sell data center assets. Consistent with the decision, during the fourth quarter of 2017 and the first quarter of 2018, we sold 17 data center properties, (including one real estate property owned through a consolidated partnership) for aggregate consideration of $1,295,500,000. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented and qualifies as discontinued operations. As of March 31, 2018, we had three data centers remaining. The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the operating performance of our operating real estate properties. The following table shows the property statistics of our operating real estate properties as of March 31, 2018 and 2017:

	March 31,
	2018	2017
Number of commercial operating properties (1)	63	64
Leased rentable square feet	2,357,000	2,743,000
Weighted average percentage of rentable square feet leased	91%	99%

(1)	As of March 31, 2018, we owned 63 operating real estate properties, one of which was vacated by the tenant on June 2, 2017 and remains unoccupied.
The following table summarizes our operating real estate properties' activity for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Commercial operating properties placed in service	—	1
Commercial operating properties disposed	2	—
Approximate aggregate cost of properties placed in service	$—	$19,466,000
Approximate net book value of properties at disposal	$117,243,000	$—
Leased rentable square feet of property placed in service	—	34,000
Leased rentable square feet disposed	658,000	—
The following discussion is based on our condensed consolidated financial statements for the three months ended March 31, 2018 and 2017.
These sections describe and compare our results of operations for the three months ended March 31, 2018 and 2017. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income (loss).

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Same store rental revenue	$2,559	$21,040	$(18,481)
Non-same store rental revenue	346	264	82
Same store tenant reimbursement revenue	(1,696)	259	(1,955)
Non-same store tenant reimbursement revenue	103	68	35
Other operating income	223	65	158
Total revenue	$1,535	$21,696	$(20,161)

•
Same store rental revenue decreased primarily due to an increase in bad debt expenses related to a delinquent account receivable recorded in the amount of $25.7 million, coupled with a decrease in rental revenue due to the sale of one healthcare property during the three months ended March 31, 2018. Of the $25.7 million recorded during the three months ended March 31, 2018, $24.8 million related to Bay Area, our significant tenant, which is experiencing financial difficulty. See Note 16—"Subsequent Events" for further discussion. During the three months ended March 31, 2017 we recorded $6.4 million in bad debt expense.

•
Same store tenant reimbursement revenue decreased primarily due to an increase in bad debt expenses related to delinquent accounts receivable recorded in the amount of $3.2 million during the three months ended March 31, 2018, of which $3.0 million related to Bay Area, as compared to $1.2 million during the three months ended March 31, 2017.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Same store rental expenses	$2,832	$2,492	$340
Non-same store rental expenses	168	115	53
General and administrative expenses	1,609	1,662	(53)
Asset management fees	2,465	2,649	(184)
Depreciation and amortization	28,821	7,931	20,890
Total expenses	$35,895	$14,849	$21,046

•
Same store rental expenses increased primarily due to an increase in real estate taxes recognized during the three months ended March 31, 2018 due to assumption of unpaid taxes by one of our tenants, Bay Area, which is experiencing financial difficulty.

•	Asset management fees decreased due to the sale of a healthcare property during the year ended December 31, 2017, on certain on our properties.

•	Depreciation and amortization increased primarily due to the accelerated amortization of $21,296,000 related to the in-place lease intangible asset at Bay Area.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$119	$13	$106
Notes receivable interest and other income	736	550	186
Total other interest and dividend income	855	563	292

Interest expense, net:
Interest on notes payable	(1,940)	(2,298)	358
Interest on unsecured credit facility	(540)	(2,986)	2,446
Amortization of deferred financing costs	(690)	(708)	18
Capitalized interest	101	861	(760)
Total interest expense, net	(3,069)	(5,131)	2,062
Provision for loan losses	(1,190)	(2,484)	1,294
Total other expense	(3,404)	(7,052)	3,648
Income from discontinued operations	$20,533	$10,189	$10,344

•
Interest on notes payable decreased due to the payoff of one note payable during three months ended March 31, 2018 in the amount of $12.3 million and the payoff of three notes payable during 2017 in the amount of $26.1 million. The outstanding principal balance on notes payable was $127.9 million as of March 31, 2018, as compared to $166.2 million as of March 31, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $34.7 million as of March 31, 2018, as compared to $371.3 million as of March 31, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $6.0 million for the three months ended March 31, 2018, as compared to $53.3 million for the three months ended March 31, 2017.

•
Provision for loan losses decreased in the amount of $1.3 million. During the three months ended March 31, 2018 we recorded $0.3 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable. Bad debt expense related to the personal property tax receivable was recorded in connection with Bay Area experiencing financial difficulty. During the three months ended March 31, 2017, we recorded $2.5 million as bad debt expense on notes receivable and accrued interest related to two tenants.

•
Income from discontinued operations increased primarily due to a gain of $18.6 million on the sale of two data center properties, partially offset by a decrease of $8.2 million in income from discontinued operations due to the sale of 15 data center properties during 2017 and two data center properties, during the three months ended March 31, 2018.

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
Subsequent to the termination of our Offering and as of March 31, 2018, we had incurred approximately $219,000 in other offering costs related to the DRIP Offerings.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of March 31, 2018.
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
As of March 31, 2018, we had sold of 18 properties (17 data center properties and one healthcare property) for an aggregate sale price of $1,295.5 million and generated net proceeds from the sale of those assets of $1,271.8 million.
On January 22, 2018, our board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution in the amount of $556.2 million was funded from the proceeds from the disposition of certain real estate properties during December 2017 and January 2018 and our unsecured credit facility. The special cash distribution was paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from operations or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations. In connection with the dispositions of our real estate properties, we repaid mortgage loans associated with these properties for approximately $308.2 million, including accrued interest, and $479.0 million of our unsecured credit facility.

Capital Expenditures
We require approximately $3.8 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2018, we had $1.9 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2018, we had approximately $50.2 million in cash and cash equivalents. For the three months ended March 31, 2018, we incurred capital expenditures of $2.2 million that primarily related to three healthcare real estate investments.
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
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of March 31, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $291,106,000 and an aggregate outstanding principal balance of $195,000,000, therefore, $96,106,000 was available to be drawn under the unsecured credit facility.
Cash Flows
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Three Months Ended March 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$6,718	$29,794	$(23,076)
Net cash provided by (used in) investing activities	$134,409	$(5,001)	$139,410
Net cash used in financing activities	$(430,933)	$(18,125)	$(412,808)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to the sale of 16 properties during 2017 and two properties during the three months ended March 31, 2018, an increase in property taxes, interest expense and other operating expenses, coupled with less rent collected from two tenants, one of which was Bay Area, which are experiencing financial difficulties.

Investing Activities

•
Net cash provided by investing activities increased due to an increase in proceeds from real estate disposals of $140.2 million, an increase in distributions from unconsolidated partnership of $0.9 million and a decrease in capital expenditures of $2.3 million, offset by an increase in notes receivable, net of $4.0 million.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in distributions to stockholders of $557.0 million related to the special distribution, an increase in distributions to noncontrolling interests of $3.4 million, an increase in repurchase of common stock of $21.8 million, an increase in payments on notes payable of $5.1 million and an increase in payments of deferred financing costs of $0.5 million, partially offset by increase in proceeds from our credit facility of $175.0 million.

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
We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018			2017
Distributions paid in cash - common stockholders	$572,326,000	(1)		$15,309,000
Distributions reinvested (shares issued)	16,059,000			16,621,000
Total distributions	$588,385,000			$31,930,000
Source of distributions:
Cash flows provided by operations (3)	$6,718,000		1%	$15,309,000	48%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	16,059,000		3%	16,621,000	52%
Cash and cash equivalents - Beginning of period (3)	$336,500,000	(2)	57%	$—	—%
Proceeds from real estate disposals (3)	$140,176,000		24%	$—	—%
Proceeds from credit facility (3)	$88,932,000		15%	$—	—%
Total sources	$588,385,000		100%	$31,930,000	100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018 to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of March 31, 2018 were $6.6 million for common stockholders. These distributions were paid on April 2, 2018.
For the three months ended March 31, 2018, we declared and paid distributions of approximately $588.4 million to common stockholders including shares issued pursuant to the DRIP Offering consisting of a regular distribution of $32.2 million and a special cash distribution of $556.2 million, as compared to FFO (as defined below) for the three months ended March 31, 2018 of $(7.0) million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2018, see Note 16—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of March 31, 2018, we had approximately $322,880,000 of principal debt outstanding, of which $127,880,000 related to notes payable and $195,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2018, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$5,800	$—	$—	$—	$5,800
Interest payments — fixed rate debt	163	—	—	—	163
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	3,575	62,218	16,424	—	82,217
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	5,204	3,667	153	—	9,024
Principal payments — variable rate debt	19,530	215,333	—	—	234,863
Interest payments — variable rate debt (3)	9,520	1,690	—	—	11,210
Capital expenditures	3,790	—	—	—	3,790
Ground lease payments	683	1,432	1,435	33,848	37,398
Total	$48,265	$284,340	$18,012	$33,848	$384,465

(1)	As of March 31, 2018, we had $82.2 million outstanding principal on notes payable that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of March 31, 2018 to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of March 31, 2018 to calculate the debt payment obligations in future periods.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet arrangements.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. We will use cash flows from operations and debt financings to acquire real estate assets and real estate-related investments. Thus, we do not intend to continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, adjustments related to contingent purchase price obligations, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments); and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no further proceeds from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying condensed consolidated statements of comprehensive (loss) income and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.
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
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2018	2017
Net (loss) income attributable to common stockholders	$(17,231)	$8,903
Adjustments:
Depreciation and amortization	28,821	18,067
Gain on real estate dispositions	(18,578)	—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	(727)
FFO attributable to common stockholders	$(6,988)	$26,243
Adjustments:
Amortization of intangible assets and liabilities (1)	(227)	(776)
Change in fair value of contingent consideration	—	(1,140)
Straight-line rent (2)	15,116	(3,849)
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	(20)	(3)
MFFO attributable to common stockholders	$7,901	$20,458
Weighted average common shares outstanding - basic	185,673,400	185,300,384
Weighted average common shares outstanding - diluted	185,673,400	185,300,384
Weighted average common shares outstanding - diluted for FFO	185,673,400	185,317,075
Net (loss) income per common share - basic	$(0.09)	$0.05
Net (loss) income per common share - diluted	$(0.09)	$0.05
FFO per common share - basic	$(0.04)	$0.14
FFO per common share - diluted	$(0.04)	$0.14

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

(2)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). As of March 31, 2018, we wrote off approximately $17,628,000 of straight-line rent related to Bay Area, a tenant that is experiencing financial difficulty. This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of March 31, 2018 (amounts in thousands):

March 31, 2018
Notes payable:
Fixed rate notes payable	$5,800
Variable rate notes payable fixed through interest rate swaps	82,217
Variable rate notes payable	39,863
Total notes payable	127,880
Unsecured credit facility:
Variable rate unsecured credit facility	195,000
Total unsecured credit facility	195,000
Total principal debt outstanding (1)	$322,880

(1)	As of March 31, 2018, the weighted average interest rate on our total debt outstanding was 4.6%.
As of March 31, 2018, $234.9 million of the $322.9 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.1% per annum. As of March 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.2 million per year.
As of March 31, 2018, we had three interest rate swap agreements outstanding, which mature on various dates from May 2019 through October 2022, with an aggregate notional amount under the swap agreements of $120.2 million and an aggregate settlement asset value of $1.1 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $2.0 million. These interest rate swaps were designated as hedging instruments.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 15—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC on March 30, 2018, except as noted below.
Distributions paid from sources other than our cash flows from operations may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2018, our cash flows provided by operations of approximately $6.7 million was a shortfall of $25.5 million, or 79.2%, of our ordinary distributions (total ordinary distributions were approximately $32.2 million, of which $16.1 million was cash and $16.1 million was reinvested in shares of our common stock pursuant to the DRIP Offerings) during such period and such shortfall was paid from proceeds from our DRIP Offerings and our unsecured credit facility. In addition, for the three months ended March 31, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate disposals during the three months ended March 31, 2018 in the amount of $140.2 million and proceeds from our credit facility during the three months ended March 31, 2018 in the amount of $195.0 million.
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
As of March 31, 2018, we owned 33 real estate investments, located in 37 MSAs, two of which accounted for 10.0% or more of our contractual rental revenue for the three months ended March 31, 2018. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for 27.7% and 11.4%, respectively, of our contractual rental revenue from continuing operations for the three months ended March 31, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the three months ended March 31, 2018, 100.0% of our contractual rental revenue from continuing operations was from the healthcare properties.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of March 31, 2018, approximately 85.9% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2018, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year. In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP Offerings during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent estimated per share NAV, which effective February 15, 2018 is $6.26, and the period of time each stockholder has held their shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
On April 30, 2018, we filed a Current Report on Form 8-K announcing that we had reached the 5.0% limitation, and that we would not be able to fully process all repurchase requests for the month of April 2018. We processed repurchase requests received between March 27, 2018 and April 24, 2018, in the manner described below, but will not process any further repurchase requests for the remainder of the year ending December 31, 2018. For repurchase requests received by us between March 27, 2018 and April 24, 2018, shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the Board, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
During the three months ended March 31, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
01/01/2018 - 01/31/2018	410,950	$9.96	410,950	$—
02/01/2018 - 02/28/2018	1,571,084	$9.16	1,571,084	$—
03/01/2018 - 03/31/2018	2,465,333	$6.24	2,465,333	$—
Total	4,447,367		4,447,367
During the three months ended March 31, 2018, we repurchased approximately $33,861,000 of common stock, which represented all repurchase requests received in good order and eligible for repurchase during the three months ended March 31, 2018.

Use of Public Offering Proceeds
As of March 31, 2018, we had issued approximately 198.8 million shares of common stock in our Offerings for gross proceeds of $1,962.8 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we had acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $43.9 million in notes receivable and $127.1 million in a preferred equity investment as of March 31, 2018. As of March 31, 2018, we had invested $184.3 million in capital improvements related to certain real estate investments.
As of March 31, 2018, we had disposed of 18 properties (17 data center properties and one healthcare property) for an aggregate sale price of $1,295.5 million and generated net proceeds from the sale of those assets of $1,271.8 million. In connection with the dispositions, we repaid mortgage loans associated with these properties for approximately $308.2 million, including accrued interest, and $479.0 million of our unsecured credit facility.
In addition, on January 22, 2018, we declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded from the proceeds from the disposition of certain real estate properties between December 2017 and January 2018 and our unsecured credit facility. The special cash distribution was paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018 in the amount of $556.2 million.

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

10.2
Fourth Amendment to Amended and Restated Lease Agreement, dated April 13, 2018, by and between HC-200 BLOSSOM STREET, LLC and BAY AREA REGIONAL MEDICAL CENTER, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed April 19, 2018, and incorporated herein by reference.

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

99.1
Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.1 to the Registrant's Annual Report on Form 10-K (Commission File No. 000-54675) filed on March 30, 2018 and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: May 15, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)