Form 10-Q
period 2018-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2018-08-14
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2018, there were approximately 181,286,574 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2018	December 31, 2017
ASSETS
Real estate:
Land	$72,897	$73,769
Buildings and improvements, less accumulated depreciation of $89,032 and $86,092, respectively	818,265	834,419
Total real estate, net	891,162	908,188
Cash and cash equivalents	37,787	336,500
Acquired intangible assets, less accumulated amortization of $21,717 and $23,640, respectively	62,785	86,938
Other assets, net	55,821	79,140
Assets of discontinued operations, net ($1,020 and $6,852, respectively, related to VIE)	15,131	213,833
Total assets	$1,062,686	$1,624,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $107 and $875, respectively	$42,238	$140,602
Credit facility	210,000	—
Accounts payable due to affiliates	1,792	2,372
Accounts payable and other liabilities	16,192	28,195
Intangible lease liabilities, less accumulated amortization of $5,203 and $4,694, respectively	17,046	17,555
Liabilities of discontinued operations, net ($144 and $599, respectively, related to VIE)	1,797	5,058
Total liabilities	289,065	193,782
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 200,343,475 and 196,892,945 shares issued, respectively; 180,322,997 and 186,181,545 shares outstanding, respectively	1,803	1,862
Additional paid-in capital	1,596,507	1,635,329
Accumulated distributions in excess of earnings	(826,208)	(211,750)
Accumulated other comprehensive income	831	407
Total stockholders’ equity	772,933	1,425,848
Noncontrolling interests	688	4,969
Total equity	773,621	1,430,817
Total liabilities and stockholders’ equity	$1,062,686	$1,624,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental revenue	$22,681	$25,682	$51,528	$53,474
Provision for doubtful accounts related to rental revenue	(6,026)	(1,424)	(31,745)	(7,847)
Tenant reimbursement revenue	1,598	1,790	3,212	3,358
Provision for doubtful accounts related to tenant reimbursement revenue	(1,071)	(171)	(4,278)	(1,412)
Total revenue	17,182	25,877	18,717	47,573
Expenses:
Rental expenses	2,960	2,485	5,960	5,092
General and administrative expenses	1,268	1,968	2,877	3,630
Asset management fees	2,479	2,657	4,944	5,306
Depreciation and amortization	7,245	7,948	36,066	15,879
Total expenses	13,952	15,058	49,847	29,907
Income (loss) from operations	3,230	10,819	(31,130)	17,666
Other income (expense):
Other interest and dividend income	1,066	491	1,921	1,054
Interest expense, net	(4,050)	(5,300)	(7,119)	(10,431)
Provision for loan losses	(989)	(1,688)	(2,179)	(4,172)
Impairment loss on real estate	(5,831)	—	(5,831)	—
Gain on real estate dispositions	218	—	218	—
Total other expense	(9,586)	(6,497)	(12,990)	(13,549)
(Loss) income from continuing operations	(6,356)	4,322	(44,120)	4,117
Income from discontinued operations	11,950	8,886	32,483	19,075
Net income (loss)	5,594	13,208	(11,637)	23,192
Net loss (income) attributable to noncontrolling interests in consolidated partnerships	48	(1,039)	48	(2,120)
Net income (loss) attributable to common stockholders	$5,642	$12,169	$(11,589)	$21,072
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(212)	$(384)	$424	$1,119
Other comprehensive (loss) income	(212)	(384)	424	1,119
Comprehensive income (loss)	5,382	12,824	(11,213)	24,311
Comprehensive loss (income) attributable to noncontrolling interests in consolidated partnerships	48	(1,039)	48	(2,120)
Comprehensive income (loss) attributable to common stockholders	$5,430	$11,785	$(11,165)	$22,191
Weighted average number of common shares outstanding:
Basic	181,128,292	185,897,525	183,388,291	185,600,604
Diluted	181,128,292	185,911,968	183,388,291	185,616,171
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.04)	$0.03	$(0.24)	$0.02
Discontinued operations	0.07	0.04	0.18	0.09
Net income (loss) attributable to common stockholders	$0.03	$0.07	$(0.06)	$0.11
Diluted:
Continuing operations	$(0.04)	$0.03	$(0.24)	$0.02
Discontinued operations	0.07	0.04	0.18	0.09
Net income (loss) attributable to common stockholders	$0.03	$0.07	$(0.06)	$0.11
Distributions declared per common share	$0.10	$0.17	$3.29	$0.35
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	4,500	—	45	—	—	45	—	45
Issuance of common stock under the distribution reinvestment plan	3,446,029	34	25,256	—	—	25,290	—	25,290
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,233)	(4,233)
Distributions declared to common stockholders	—	—	—	(602,869)	—	(602,869)	—	(602,869)
Other offering costs	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(9,309,077)	(93)	(64,119)	—	—	(64,212)	—	(64,212)
Other comprehensive income	—	—	—	—	424	424	—	424
Net loss	—	—	—	(11,589)	—	(11,589)	(48)	(11,637)
Balance, June 30, 2018	180,322,997	$1,803	$1,596,507	$(826,208)	$831	$772,933	$688	$773,621
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(11,637)	$23,192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	36,066	36,155
Amortization of deferred financing costs	1,224	1,959
Amortization of above-market leases	154	186
Amortization of intangible lease liabilities	(604)	(1,739)
Gain on real estate dispositions from discontinued operations	(29,244)	—
Gain on real estate dispositions from continuing operations	(218)	—
Impairment loss on real estate	5,831	—
Provision for doubtful accounts	18,395	9,259
Provision for loan losses	2,179	4,172
Loss on debt extinguishment	207	—
Straight-line rent	13,941	(7,787)
Stock-based compensation	45	45
Change in fair value of contingent consideration	—	(1,040)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(9,822)	441
Accounts payable due to affiliates	(717)	14
Other assets	(12,899)	(6,248)
Net cash provided by operating activities	12,901	58,609
Cash flows from investing activities:
Proceeds from real estate disposals of continuing and discontinuing operations	226,410	—
Capital expenditures	(3,683)	(9,472)
Distributions from unconsolidated partnership	962	—
Notes receivable, net	(7,200)	(500)
Net cash provided by (used in) investing activities	216,489	(9,972)
Cash flows from financing activities:
Payments on notes payable	(99,132)	(16,544)
Proceeds from credit facility	285,000	30,000
Payments on credit facility	(75,000)	—
Proceeds from debt extinguishment	338	—
Payments of deferred financing costs	(1,942)	(1,409)
Repurchase of common stock	(64,212)	(23,498)
Other offering costs	(4)	(32)
Distributions to stockholders	(582,432)	(31,160)
Distributions to noncontrolling interests	(4,233)	(1,668)
Net cash used in financing activities	(541,617)	(44,311)
Net change in cash, cash equivalents and restricted cash	(312,227)	4,326
Cash, cash equivalents and restricted cash - Beginning of period	351,914	57,605
Cash, cash equivalents and restricted cash - End of period	$39,687	$61,931
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $217 and $1,736, respectively	$6,487	$17,334
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$25,290	$33,541
Net unrealized gain on interest rate swaps	$424	$1,119
Accrued capital expenditures	$—	$1,641
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009, and has elected to be taxed, and currently qualifies, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the Company's data center assets. This decision represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company classified the assets in its data centers segment as a part of discontinued operations. During the year ended December 31, 2017, the Company sold 16 properties, 15 data center properties and one healthcare property. During the six months ended June 30, 2018, the Company sold six properties, including four data center properties and two healthcare properties. As a result, as of June 30, 2018, the Company had one data center property as a part of discontinued operations, which the Company sold on July 25, 2018. See Note 16—"Subsequent Events" for further discussion.
As of June 30, 2018, the Company owned 31 real estate investments (including one real estate investment classified as discontinued operations), consisting of 62 properties.
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
The Company ceased offering shares of common stock in its initial public offering, or the Offering, on June 6, 2014. At the completion of the Offering, the Company had raised gross offering proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). The Company will continue to issue shares of common stock under the DRIP pursuant to the DRIP Offering (as defined below) until such time as the Company sells all of the shares registered for sale under the DRIP Offering, unless the Company files a new registration statement with the Securities and Exchange Commission, or the SEC, or the DRIP Offering is terminated by the Company’s board of directors. The Company refers to the DRIP Offering and the Offering together as the "Offerings."
On May 22, 2017, the Company registered 11,387,512 shares of common stock for a price per share of $9.519, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the DRIP Offering. On December 21, 2017, the Company's board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value, as determined by the board of directors. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $9.26. In connection with a special cash distribution paid on March 16, 2018, to stockholders of record on February 15, 2018, effective February 15, 2018, shares of common stock are offered pursuant to the DRIP Offering for a price per share of $6.26, which is the Company's estimated per share net asset value as of February 15, 2018.
As of June 30, 2018, the Company had issued approximately 200,272,000 shares of common stock in the Offerings for gross proceeds of $1,972,051,000, before share repurchases of $169,123,000 and offering costs, selling commissions and dealer manager fees of $174,849,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
Beginning of period:	2018	2017
Cash and cash equivalents	$336,500	$42,613
Restricted cash (1)	15,414	14,992
Cash, cash equivalents and restricted cash	$351,914	$57,605

End of period:
Cash and cash equivalents	$37,787	$45,394
Restricted cash (1)	1,900	16,537
Cash, cash equivalents and restricted cash	$39,687	$61,931

(1)	Amount attributable to continuing and discontinued operations.

Held for Sale and Discontinued Operations
The Company classifies a real estate property as held for sale upon satisfaction all of the following criteria: (i) management commits to a plan to sell a property, (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary for sales of such properties, (iii) there is an active program to locate a buyer, (iv) the property is being actively marketed for sale, (v) the sale of the property is probable and transfer of the asset is expected to be completed within one year, and (vi) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
Upon the determination to classify a property as held for sale, the Company ceases depreciation and amortization on the real estate properties, including depreciation for tenant improvements, as well as on the amortization of acquired in-place leases. The real estate properties held for sale and associated liabilities are classified separately on the condensed consolidated balance sheets. Such properties are recorded at the lesser of the carrying value or estimated fair value less estimated cost to sell.
The Company classifies real estate properties held for sale as discontinued operations for all periods presented if they represent a strategic shift that has (or will have) a major effect on the Company's results and operations. The assets, liabilities and operations for the periods presented are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as discontinued operations for all periods presented. The assets held for sale as of June 30, 2018 and December 31, 2017, that are classified as discontinued operations related to the data centers segment disposition.
Impairment of Long Lived Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the assets through its undiscounted future cash flows and their eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the assets, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.
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
In addition, the Company applies a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
For the three and six months ended June 30, 2018, the Company recognized an impairment of an in-place lease intangible asset in the amounts of approximately $0 and $21,296,000, respectively, by accelerating the amortization of the intangible as a result of a significant tenant of the Company, Bay Area Regional Medical Center, LLC, or Bay Area, experiencing financial difficulty. As of June 30, 2018, the Company does not have any acquired intangible assets or intangible lease liabilities related to Bay Area.
During the three and six months ended June 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy, based on a letter of intent from a prospective buyer to purchase the property. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss). See Note 12—"Fair Value" for more details.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. For the three months ended June 30, 2018 and 2017, the Company recorded $6,026,000 and $1,424,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded $31,745,000 and $7,847,000, respectively, in provision for doubtful accounts for rental revenue and straight-line rent receivable, which are recorded in the accompanying condensed consolidated statements of comprehensive income (loss). Of the $6,026,000 and $31,745,000 recorded for the three and six months ended June 30, 2018, respectively, $5,120,000 and $29,933,000, respectively, related to Bay Area. As of June 30, 2018, the Company has fully reserved its accounts receivable for rental revenue and has no straight-line rent receivable related to Bay Area.
For the three months ended June 30, 2018 and 2017, the Company recorded $1,071,000 and $171,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded $4,278,000 and $1,412,000, respectively, in provision for doubtful accounts for tenant reimbursement revenue, which are recorded in the accompanying condensed consolidated statements of comprehensive income (loss). Of the $1,071,000 and $4,278,000 recorded for the three and six months ended June 30, 2018, respectively, $859,000 and $3,854,000, respectively, related to Bay Area. As of June 30, 2018, the Company has fully reserved its accounts receivable for tenant reimbursement revenue related to Bay Area.
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
As of June 30, 2018 and December 31, 2017, the aggregate balance of the Company's notes receivable, including accrued interest receivable, after allowances for loan losses was $27,200,000 and $20,138,000, respectively, related to Bay Area. The principal balances of the Company's notes receivable are secured by their respective collateral.
For the three months ended June 30, 2018 and 2017, the Company recorded $989,000 and $1,688,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company recorded $2,179,000 and $4,172,000, respectively, as an allowance to reduce the carrying value of notes receivable, accrued interest and origination fees related to two tenants in provision for loan losses in the accompanying condensed consolidated financial statements. Of the $989,000 and $2,179,000 recorded for the three and six months ended June 30, 2018, respectively, $676,000 and $1,562,000, respectively, related to Bay Area.
Concentration of Credit Risk and Significant Leases
As of June 30, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of June 30, 2018, the Company owned real estate investments in 33 metropolitan statistical areas, or MSAs, three of which accounted for 10.0% or more of revenue from continuing operations. Real estate investments located in the San Antonio-New Braunfels, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA and the Akron, Ohio MSA accounted for an aggregate of 11.8%, 10.9% and 10.0%, respectively, of revenue from continuing operations for the six months ended June 30, 2018.
As of June 30, 2018, the Company had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, 21st Century Oncology, Inc. and Surgery Partners, Inc. accounted for 21.0%, 13.2% and 10.0%, respectively, of revenue from continuing operations for the six months ended June 30, 2018.
Share Repurchase Program
The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases during any calendar year, including those redeemable upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
On April 30, 2018, the Company announced it had reached such limitation, and that it would not be able to fully accommodate all repurchase requests for the month of April 2018, and will not process any further requests for the remainder of the year ending December 31, 2018. For repurchase requests received by the Company for the April 30, 2018, repurchase date, shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests.
During the six months ended June 30, 2018, the Company received valid repurchase requests related to approximately 10,061,000 shares, of which 9,309,000 shares of common stock were repurchased for an aggregate purchase price of approximately $64,212,000 (an average of $6.90 per share). During the six months ended June 30, 2017, the Company received valid repurchase requests related to approximately 2,387,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $23,498,000 (an average of $9.84 per share). See Note 16—"Subsequent Events" for a further discussion of the share repurchase program.
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three and six months ended June 30, 2018, there were 18,000 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the three and six months ended June 30, 2017, diluted earnings per share reflected the effect of approximately 14,000 and 16,000, respectively, of non-vested shares of restricted common stock that were outstanding as of such period.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of June 30, 2018, the Company had paid aggregate distributions, since inception, of approximately $1,117,711,000, including the special cash distribution of $556,227,000, ($823,944,000 in cash and $293,767,000 of which were reinvested in shares of common stock pursuant to the DRIP). The Company’s distributions declared per common share were $0.10 and $0.17 for the three months ended June 30, 2018 and 2017, respectively, and $3.29 and $0.35 for the six months ended June 30, 2018 and 2017, respectively. See Note 16—"Subsequent Events" for further discussion.
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
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of June 30, 2018 and December 31, 2017, 100% of the Company’s consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company no longer has its data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company may be required to classify its tenant recoveries into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09, pending the resolution of the proposed amendment issued by the FASB in January 2018. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with Accounting Standards Codification 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there were no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company disposed certain real estate properties, including land, in cash transactions with no contingencies and no future involvement in the operations, therefore, the adoption of ASU 2017-05 had no impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB, issued ASU 2016-02, Leases, or ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income. Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on a limited number of ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. Lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed rather than capitalized. In addition, ASU 2016-02 requires lessors to identify the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease. Recoveries from tenants will not be addressed until the Company's adoption of ASU 2016-02, considering its revisions to accounting for common area maintenance. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company is in process of evaluating the impact that ASU 2018-11 will have on the Company's condensed consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income (loss), including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts may be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable, straight-line rent receivable and notes receivable.
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
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations. The Company's assets, liabilities and operations related to the data centers segment for the periods presented in the financial statements are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as discontinued operations for all periods presented.

Note 3—Dispositions
The Company sold six properties (four data center properties and two healthcare properties), or the 2018 Dispositions, during the six months ended June 30, 2018, for an aggregate sale price of $230,665,000, and generated net proceeds of $226,410,000. The Company recognized an aggregate gain on sale of $10,666,000 and $29,244,000, respectively, related to the data center properties sold, as a part of income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018. The Company recognized an aggregate gain on sale of $218,000 related to the two healthcare properties sold, in gain on real estate dispositions on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018.
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2018 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

Property Description	Disposition Date	Ownership Percentage
Phoenix Data Center (1)	01/10/2018	100%
Scottsdale Data Center (1)	01/10/2018	100%
Milwaukee Data Center (2)	06/11/2018	100%
Alpharetta Data Center II (3)	06/14/2018	100%

(1)
The Company sold the Phoenix Data Center and Scottsdale Data Center as part of a two-property portfolio, or the Arizona Data Center Portfolio, for aggregate consideration of $142,500,000. The Company generated net proceeds of $140,176,000 from the sale of the Arizona Data Center Portfolio.

(2)	The Company sold the Milwaukee Data Center for aggregate consideration of $21,000,000. The Company generated net proceeds from the sale of the Milwaukee Data Center of approximately $20,397,000.

(3)	The Company sold the Alpharetta Data Center II for aggregate consideration of $64,000,000. The Company generated net proceeds from the sale of Alpharetta Data Center II of approximately $62,858,000.
As of June 30, 2018, the Company had one data center property as a part of discontinued operations, which the Company sold on July 25, 2018. See Note 16—"Subsequent Events" for additional information.
Dispositions - Continuing Operations
The following table summarizes the 2018 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.

Property Description	Disposition Date	Ownership Percentage
21st Century Oncology-Tamarac (1)	05/25/2018	100%
21st Century Oncology-East Naples (2)	05/30/2018	100%

(1)
The Company sold the 21st Century Oncology-Tamarac for aggregate consideration of $1,575,000. The Company generated net proceeds from on the sale of 21st Century Oncology-Tamarac of approximately $1,431,000.

(2)
The Company sold the 21st Century Oncology-Naples for aggregate consideration of $1,590,000. The Company generated net proceeds from on the sale of 21st Century Oncology-East Naples of approximately $1,548,000.

Note 4—Discontinued Operations
Dispositions that represent a strategic shift that has a major effect on the Company's results and operations qualify as discontinued operations. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017.
The following table presents the major classes of assets and liabilities of properties classified as discontinued operations presented separately in the condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Assets:
Real estate:
Land	$2,279	$21,710
Buildings and improvements, net	7,904	168,557
Total real estate, net	10,183	190,267
Acquired intangible assets, net	836	9,617
Other assets, net	4,112	13,949
Assets of discontinued operations, net	$15,131	$213,833
Liabilities:
Accounts payable due to affiliates	36	175
Accounts payable and other liabilities	1,192	3,847
Intangible lease liabilities, net	569	1,036
Liabilities of discontinued operations, net	$1,797	$5,058

The operations reflected in discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, were as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental and parking revenue	$1,628	$26,494	$3,828	$52,935
Tenant reimbursement revenue	77	3,618	146	6,871
Total revenue	1,705	30,112	3,974	59,806
Expenses:
Rental and parking expenses	287	5,257	413	10,062
Change in fair value of contingent consideration	—	100	—	(1,040)
Asset management fees	134	2,170	322	4,340
Depreciation and amortization	—	10,140	—	20,276
Total expenses	421	17,667	735	33,638
Other expense:
Interest expense, net	—	(3,559)	—	(7,093)
Total other expense	—	(3,559)	—	(7,093)
Income from discontinued operations before real estate dispositions and noncontrolling interest	1,284	8,886	3,239	19,075
Gain on real estate dispositions	10,666	—	29,244	—
Net income from discontinued operations	11,950	8,886	32,483	19,075
Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated partnerships	48	(1,039)	48	(2,120)
Net income from discontinued operations attributable to common stockholders	$11,998	$7,847	$32,531	$16,955
Capital expenditures on a cash basis for the three months ended June 30, 2018 and 2017 were $0 and $521,000, respectively, and capital expenditures on a cash basis for the six months ended June 30, 2018 and 2017 were $0 and $579,000, respectively, related to properties classified within discontinued operations.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	June 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $20,442 and $22,519, respectively (with a weighted average remaining life of 14.1 years and 15.1 years, respectively)	$59,140	$83,139
Above-market leases, net of accumulated amortization of $1,216 and $1,068, respectively (with a weighted average remaining life of 8.8 years and 9.3 years, respectively)	2,599	2,747
Ground lease interest, net of accumulated amortization of $59 and $53, respectively (with a weighted average remaining life of 87.1 years and 87.6 years, respectively)	1,046	1,052
	$62,785	$86,938
The aggregate weighted average remaining life of the acquired intangible assets was 15.0 years and 15.8 years as of June 30, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three and six months ended June 30, 2018, was $1,293,000 and $24,153,000, respectively, of which $0 and $21,296,000, respectively, was accelerated amortization due to the impairment of an in-place lease intangible asset related to Bay Area experiencing financial difficulties. Amortization of the acquired intangible assets for the three and six months ended June 30, 2017, was $1,647,000 and $3,293,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization of the in-place leases is included in depreciation and amortization and amortization of the ground lease interest is included in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 6—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	June 30, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $4,716 and $4,269, respectively (with a weighted average remaining life of 16.7 years and 17.2 years, respectively)	$12,208	$12,655
Ground leasehold liabilities, net of accumulated amortization of $487 and $425, respectively (with a weighted average remaining life of 40.7 years and 41.2 years, respectively)	4,838	4,900
	$17,046	$17,555
The aggregate weighted average remaining life of intangible lease liabilities was 23.4 years and 23.9 years as of June 30, 2018 and December 31, 2017, respectively.
Amortization of the intangible lease liabilities for the three months ended June 30, 2018 and 2017, was $254,000 and $256,000, respectively, and for the six months ended June 30, 2018 and 2017, was $509,000 and $513,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental income and amortization of ground leasehold liabilities is included in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 7—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $8,429 and $7,428, respectively	$1,703	$762
Lease commissions, net of accumulated amortization of $111 and $63, respectively	1,160	1,266
Investments in unconsolidated partnerships	3	965
Tenant receivables, net of allowances for doubtful accounts of $27,520 and $9,125, respectively	793	7,878
Notes receivable, net of allowances for loan losses of $12,794 and $10,615, respectively	27,200	20,138
Straight-line rent receivable	22,425	36,348
Restricted cash	168	10,168
Derivative assets	831	407
Prepaid and other assets	1,538	1,208
	$55,821	$79,140

Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$3,080	$4,203
Accrued interest expense	975	1,558
Accrued property taxes	2,764	4,758
Distributions payable to stockholders	6,223	11,076
Tenant deposits	624	778
Deferred rental income	2,526	5,822
	$16,192	$28,195
Note 9—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of June 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	June 30, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$5,759	$18,212
Variable rate notes payable fixed through interest rate swaps	18,121	121,066
Variable rate notes payable	18,465	2,199
Total notes payable, principal amount outstanding	42,345	141,477
Unamortized deferred financing costs related to notes payable	(107)	(875)
Total notes payable, net of deferred financing costs	42,238	140,602
Unsecured credit facility:
Revolving line of credit	210,000	—
Total unsecured credit facility	210,000	—
Total debt outstanding	$252,238	$140,602
Significant debt activity during the six months ended June 30, 2018, excluding scheduled principal payments, includes:

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

•
On May 4, 2018, the Company paid off its outstanding mortgage note payable related to the Bay Area Regional Medical Center property with an outstanding principal balance of approximately $84,667,000 at the time of repayment. As a result of this extinguishment, the Company expensed $545,000 of unamortized deferred financing costs and $43,000 of termination fees and recognized a gain of $381,000 on the early extinguishment of the hedged debt obligation, which were recognized in interest expense, net, on the Company’s condensed consolidated statements of comprehensive income (loss).

•
During the six months ended June 30, 2018, in connection with the 2018 Dispositions, the Company removed four properties from the unencumbered pool of the unsecured credit facility, which decreased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $100,600,000.

•
During the six months ended June 30, 2018, in connection with the special distribution in the amount of $556,227,000 paid on March 16, 2018, the Company made a draw of $195,000,000 on its unsecured credit facility, drew $90,000,000 to pay off its debt related to the Bay Area Regional Medical Center property and to other working capital needs. The Company repaid $75,000,000 on its unsecured credit facility with net proceeds from the 2018 Dispositions.

•
As of June 30, 2018, the Company had a total unencumbered pool availability under the unsecured credit facility of $248,348,000 and an aggregate outstanding principal balance of $210,000,000. As of June 30, 2018, $38,348,000 was available to be drawn on the unsecured credit facility. On August 13, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement. See Note 16—"Subsequent Events" for additional information.

The principal payments due on the notes payable and unsecured credit facility for the six months ending December 31, 2018, and for each of the next four years ending December 31, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2018	$6,155
2019 (1)	228,906
2020	592
2021	623
2022	16,069
$252,345

(1)
Of this amount, $210,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2019, subject to the Company's right to a 12-month extension.

Note 10—Related-Party Transactions and Arrangements
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended June 30, 2018 and 2017, the Company incurred $2,613,000 and $4,827,000, respectively, in asset management fees to the Advisor, of which $2,479,000 and $2,657,000 are included in continuing operations, respectively. For the six months ended June 30, 2018 and 2017, the Company incurred $5,266,000 and $9,646,000, respectively, in asset management fees to the Advisor, of which $4,944,000 and $5,306,000 are included in continuing operations, respectively.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended June 30, 2018 and 2017, the Advisor allocated $415,000 and $498,000, respectively, and for the six months ended June 30, 2018 and 2017, the Advisor allocated $770,000 and $953,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, a merger with a change of control of the Company or a sale of the Company, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return on their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. During the three and six months ended June 30, 2018, in connection with the 2018 Dispositions, the Company incurred approximately $441,000 and $1,154,000, respectively, in disposition fees to the Advisor or its affiliates, of which $16,000 are included in continuing operations and recorded in gain on real estate dispositions in the accompanying condensed consolidated statements of comprehensive income (loss). As of June 30, 2018, the Company had not incurred a subordinated participation in net sale proceeds.
Upon the listing of the Company’s common stock on a national securities exchange, the Company would pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of June 30, 2018, the Company had not incurred a subordinated incentive listing fee.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of June 30, 2018, the Company had not incurred any subordinated distribution upon termination fees.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended June 30, 2018 and 2017, the Company incurred $724,000 and $1,012,000, respectively, in property management fees to the Property Manager, of which $676,000 and $366,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the six months ended June 30, 2018 and 2017, the Company incurred $1,475,000 and $2,444,000, respectively, in property management fees to the Property Manager, of which $1,364,000 and $1,156,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended June 30, 2018 and 2017, the Company did not incur leasing commissions. For the six months ended June 30, 2018 and 2017, the Company incurred $0 and $277,000, respectively, in leasing commissions all of which related to continuing operations to the Property Manager. Leasing commissions are capitalized in other assets, net in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended June 30, 2018 and 2017, the Company incurred $44,000 and $138,000, respectively, and for the six months ended June 30, 2018 and 2017, the Company incurred $111,000 and $229,000, respectively, in construction management fees, all of which related to continuing operations, to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.

Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	June 30, 2018	December 31, 2017
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$840	$980
Carter Validus Real Estate Management Services, LLC	Property management fees	760	473
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	30	98
Carter/Validus Advisors, LLC and its affiliates	Disposition fees	—	440
Carter Validus Real Estate Management Services, LLC	Construction management fees	16	17
Carter Validus Real Estate Management Services, LLC	Leasing commissions	146	364
		$1,792	$2,372
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including properties classified as discontinued operations and optional renewal periods for which exercise is reasonably assured, for the six months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2018	$33,160
2019	67,104
2020	68,177
2021	69,294
2022	70,127
Thereafter	603,883
$911,745
Rental Expense
The Company has ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the six months ending December 31, 2018 and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2018	$323
2019	688
2020	688
2021	688
2022	688
Thereafter	33,848
$36,923

Note 12—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $5,729,000 and $18,189,000 as of June 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $5,759,000 and $18,212,000 as of June 30, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $17,454,000 and $120,051,000 as of June 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $18,121,000 and $121,066,000 as of June 30, 2018 and December 31, 2017, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $18,465,000 and $2,199,000 as of June 30, 2018 and December 31, 2017, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $172,000,000 and $0, which approximated its fair value, as of June 30, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $37,492,000 and $0 as of June 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $38,000,000 and $0 as of June 30, 2018 and December 31, 2017, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of June 30, 2018 and December 31, 2017. The fair value was measured using significant other observable inputs (Level 2) based on the fair value of the Company's respective note's collateral, which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.
The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$831	$—	$831
Total assets at fair value	$—	$831	$—	$831

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$407	$—	$407
Total assets at fair value	$—	$407	$—	$407
Real estate assets— As discussed in Note 2—"Summary of Significant Accounting Policies", during the six months ended June 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy, based on a letter of intent from a prospective buyer to purchase the property. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000.

The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of June 30, 2018 (amounts in thousands):

	June 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Impairment Losses
Real estate assets (1)	$—	$41,544	$—	$41,544	$(5,831)

(1)
Amount represents the fair value of one real estate property impacted by impairment charges as of June 30, 2018. For both the three and six months ended June 30, 2018, the Company recognized an impairment charge of $5,831,000. The real estate property is classified as continuing operations as of June 30, 2018.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2018 and 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the three and six months ended June 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur related to early debt extinguishment at the Bay Area Regional Medical Center property. The accelerated amount was a gain of $381,000 and was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $423,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	June 30, 2018		December 31, 2017
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Asset		Asset

Interest rate swaps	Other assets, net	08/03/2015 to 10/11/2017	05/28/2019 to 10/11/2022	$56,121	$831	$121,066	$407
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income, or OCI, in the accompanying condensed consolidated statements of comprehensive income (loss).
The table below summarizes the amount of income (loss) recognized on interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion)	Amount of Income (Loss) Reclassified From Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion and Accelerated Amounts)
Three Months Ended June 30, 2018
Interest rate swaps - continuing operations	$225	Interest expense, net	$437
Total	$225		$437
Three Months Ended June 30, 2017
Interest rate swaps - continuing operations	$(534)	Interest expense, net	$(131)
Interest rate swaps - discontinued operations	(210)	Income from discontinued operations	(229)
Total	$(744)		$(360)
Six Months Ended June 30, 2018
Interest rate swaps - continuing operations	$836	Interest expense, net	$412
Total	$836		$412
Six Months Ended June 30, 2017
Interest rate swaps - continuing operations	$(63)	Interest expense, net	$(442)
Interest rate swaps - discontinued operations	153	Income from discontinued operations	(587)
Total	$90		$(1,029)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its risk by entering into agreements with creditworthy counterparties. As of June 30, 2018, there were no derivatives in a net liability position.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2018	$831	$—	$831	$—	$—	$831
December 31, 2017	$407	$—	$407	$—	$—	$407
The Company reports derivative assets attributable to continuing operations as other assets, net on the condensed consolidated balance sheets.

Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income, net of noncontrolling interests, by component for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$887	$407
Other comprehensive income before reclassification	836	836
Amount of income reclassified from accumulated other comprehensive income to net loss (effective portion and missed forecast)	(412)	(412)
Other comprehensive income	424	424
Balance as of June 30, 2018	$1,311	$831

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	90	90
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,029	1,029
Other comprehensive income	1,119	1,119
Balance as of June 30, 2017	$3,422	$2,942
The following table presents reclassifications out of accumulated other comprehensive income for the six months ended June 30, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Six Months Ended June 30,
	2018	2017
Interest rate swap contracts - continuing operations	$(412)	$442	Interest expense, net
Interest rate swap contracts - discontinued operations	—	587	Income from discontinued operations
Interest rate swap contracts	$(412)	$1,029
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of June 30, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.

Note 16—Subsequent Events
Distributions Paid
On July 2, 2018, the Company paid aggregate distributions of $6,223,000 ($3,254,000 in cash and $2,969,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from June 1, 2018 through June 30, 2018.
On August 1, 2018, the Company paid aggregate distributions of $6,449,000 ($3,398,000 in cash and $3,051,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from July 1, 2018 through July 31, 2018.
Distributions Authorized
On July 26, 2018, the board of directors of the Company, or the Board, approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on August 1, 2018 and ending on August 31, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.001150685 per share of common stock, which will be equal to an annualized distribution rate of 6.7%, based on the estimated per share net asset value of $6.26. The distributions declared for the record date in August 2018 will be paid in September 2018. The distributions will be payable to stockholders from legally available funds therefor.
Disposition of Andover Data Center
On July 25, 2018, the Company sold its last data center as a part of discontinued operations, or the Andover Data Center, for $15,000,000, which resulted in a gain. In connection with the disposition, the Company removed the Andover Data Center from the unencumbered pool of the unsecured credit facility. The Company's net proceeds from the disposition of the Andover Data Center were approximately $14,633,000, after transaction costs and disposition fees, subject to additional transaction costs paid subsequent to the closing date.
Amendment and Restatement of Share Repurchase Program
The Board approved and adopted the Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, which will be effective January 1, 2019. The Amended & Restated SRP provides, among other things, that the Company will repurchase shares on a quarterly, instead of monthly, basis, and will limit the amount of shares repurchased pursuant to the Amended & Restated SRP as follows: (a) on the first quarter Repurchase Date (as defined in Part II, Item 2. "Unregistered Sales of Equity Securities), the Company will not repurchase in excess of 2.0% of the number of shares outstanding as of December 31 of the prior calendar year; (b) on the second quarter Repurchase Date, the Company will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; (c) on the third quarter Repurchase Date, the Company will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; and (d) on the fourth quarter Repurchase Date, the Company will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year. During any calendar year, the Company will not repurchase in excess of 5.0% of the number of shares outstanding on December 31st of the previous calendar year (the “5.0% Annual Limitation”). In the event the Company does not meet an applicable quarterly share repurchase limitation, the Company will increase the share limitation in the next quarter and continue to adjust the quarterly share limitations in accordance with the 5.0% Annual Limitation.
See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Amended & Restated SRP.
Bay Area Lease Termination
On August 10, 2018, the Company entered into a non-binding letter of intent with an affiliate of the University of Texas Medical Branch to lease the Bay Area Regional Medical Center property.
On August 13, 2018, the Company, through its wholly-owned subsidiary, entered into that certain Lease Termination and License Agreement with Bay Area, which terminated the lease effective August 13, 2018, and granted Bay Area a non-assignable license (the "License") to access the property for the sole purpose of winding down its administrative operations. The License may be terminated by either party with 30 days' notice to the other party and Bay Area's lender.
Unsecured Credit Facility Amendment
On August 13, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement with KeyBank National Association and certain other lenders to amend certain financial covenants as a result of Bay Area experiencing financial difficulty. The Company is in compliance with the covenants of the First Amendment to the Third Amended and Restated Credit Agreement.

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
Overview
We were formed on December 16, 2009, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate in the data center and healthcare sectors. We may also invest in real estate-related investments that relate to such property types. We qualified and elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes.
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

We refer to the DRIP Offering and our Offering together as our "Offerings." As of June 30, 2018, we had issued approximately 200,272,000 shares of common stock in our Offerings for gross proceeds of $1,972,051,000, before share repurchases of $169,123,000 and offering costs, selling commissions and dealer manager fees of $174,849,000.
On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. The Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor and an independent third-party valuation firm.
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
On January 22, 2018, our board of directors authorized the payment of distributions to stockholders of record during the period beginning on March 1, 2018 through May 31, 2018, which were calculated based on 365 days in the calendar year and equal to $0.001150685 per share of common stock or 6.7% per annum based on the most recent NAV of $9.26 per share, less the special distribution of $3.00 per share. The March distributions were paid in April 2018, the April distributions were paid in May 2018 and the May distributions were paid in June 2018. Such monthly distribution amounts, when converted to a daily distribution amount and then annualized, would equal a 6.0% annualized rate based on an original purchase price of $10.00 per share less the $3.00 special distribution.
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains the Chairman of our board of directors. In connection with Mr. Carter's resignation as Chief Executive Officer, the board of directors appointed Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as President of the Company.
On July 23, 2018, Lisa A. Drummond, Secretary of the Company, advised us that she will retire from her positions with the Company and the Company's advisor on or before December 31, 2018.
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
Our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received during our acquisition stage and will continue to receive, fees during our operational stages and our Advisor may be eligible to receive fees during our liquidation stage.
As of June 30, 2018, we had completed acquisitions of 49 real estate investments, consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000. We have not acquired any real estate investments since May 2016.
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, we have our data centers segment as a part of discontinued operations.
As of June 30, 2018, we had disposed of 22 properties (19 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,383.7 million and generated net proceeds from the sale of those assets of $1,358.0 million. We sold 22 properties, including 15 data center properties and one healthcare property, during the year ended December 31, 2017, and four data center properties and two healthcare properties during the six months ended June 30, 2018. As of June 30, 2018, we had one data center property remaining as a part of discontinued operations, which we sold on July 25, 2018.

As of June 30, 2018, we owned 31 real estate investments (including one real estate investment classified as a part of discontinued operations), consisting of 62 properties, comprised of 65 buildings and approximately 2,671,000 square feet of gross rentable area.
On May 4, 2018, Bay Area Regional Medical Center, LLC ("Bay Area"), announced in a press release that it was closing its operations on May 10, 2018, and filing for bankruptcy in the near term. On August 13, 2018, we entered into a Lease Termination and License Agreement with Bay Area. The agreement terminated the lease effective August 13, 2018, and granted a license to use the property to wind down operations. The license may be terminated by either party with a 30 day notice. As of the date of the filing of this Quarterly Report, Bay Area had not yet filed for bankruptcy. In addition, on May 4, 2018, we paid off our outstanding mortgage note payable related to the property in the principal amount of $84,667,000.
On August 10, 2018, we entered into a non-binding letter of intent with an affiliate of the University of Texas Medical Branch to lease the Bay Area Regional Medical Center property.
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
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties other than those set forth in our 2017 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.

Results of Operations
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. Consistent with the decision, during the fourth quarter of 2017 and the six months ended June 30, 2018, we sold 19 data center properties (including one real estate property owned through a consolidated partnership) for aggregate consideration of $1,292,500,000. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented and qualifies as discontinued operations. As of June 30, 2018, we owned one data center, which was sold on July 25, 2018. See Note 16—"Subsequent Events" for additional information. The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the operating performance of our operating real estate properties. The following table shows the property statistics of our operating real estate properties as of June 30, 2018 and 2017:

	June 30,
	2018	2017
Number of commercial operating properties (1)	61	64
Leased rentable square feet	2,357,000	2,544,000
Weighted average percentage of rentable square feet leased	91%	92%

(1)
As of June 30, 2018, we owned 61 operating real estate properties, one of which was vacated by the tenant on June 2, 2017, and remains unoccupied, and one of which is occupied by the Bay Area, who ceased its operations on May 4, 2018. As of June 30, 2018, our weighted average percentage of rentable square feet leased, excluding Bay Area, was 77%.

The following table summarizes the activity of our operating real estate properties for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating properties placed in service	—	—	—	1
Operating properties disposed	2	—	2	—
Approximate aggregate cost of properties placed in service	$—	$—	$—	$19,466,000
Approximate net book value of properties at disposal	$2,761,000	$—	$2,761,000	$—
Leased rentable square feet of property placed in service	—	—	—	34,000
These sections describe and compare our results of operations for the three and six months ended June 30, 2018 and 2017. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income (loss).

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Same store rental revenue	$16,441	$21,705	$(5,264)
Non-same store rental revenue	15	2,494	(2,479)
Same store tenant reimbursement revenue	527	1,385	(858)
Non-same store tenant reimbursement revenue	—	234	(234)
Other operating income	199	59	140
Total revenue	$17,182	$25,877	$(8,695)

•	Same store rental revenue decreased due to a decrease of $5.5 million in revenue primarily related to Bay Area, which is experiencing financial difficulty.

•	Non-same store rental revenue and tenant reimbursement revenue decreased due to the sale of three healthcare properties since April 1, 2017.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Same store rental expenses	$2,929	$2,166	$763
Non-same store rental expenses	31	319	(288)
General and administrative expenses	1,268	1,968	(700)
Asset management fees	2,479	2,657	(178)
Depreciation and amortization	7,245	7,948	(703)
Total expenses	$13,952	$15,058	$(1,106)

•
The increase in same store rental expenses primarily related to an increase in real estate taxes recognized during the three months ended June 30, 2018, due to assumption of unpaid taxes by one of our tenants, Bay Area, which is experiencing financial difficulty.

•	The decrease in non-same store rental expenses is due the sale of three healthcare properties since April 1, 2017.

•
General and administrative expenses decreased primarily due to the completion of a cost segregation study, during the three months ended June 30, 2018, designed to reduce the Company’s exposure to excise taxes.

•	Depreciation and amortization decreased primarily due to sale of three healthcare properties since April 1, 2017.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$77	$19	$58
Notes receivable interest and other income	989	472	517
Total other interest and dividend income	1,066	491	575

Interest expense, net:
Interest on notes payable	(1,071)	(2,280)	1,209
Interest on unsecured credit facility	(2,354)	(3,114)	760
Amortization of deferred financing costs	(534)	(781)	247
Capitalized interest	116	875	(759)
Loss on debt extinguishment	(207)	—	(207)
Total interest expense, net	(4,050)	(5,300)	1,250
Provision for loan losses	(989)	(1,688)	699
Impairment loss on real estate	(5,831)	—	(5,831)
Gain on real estate dispositions	218	—	218
Total other expense	(9,586)	(6,497)	(3,089)
Income from discontinued operations	$11,950	$8,886	$3,064

•
Interest on notes payable decreased due to the payoff of three notes payable since April 1, 2017, in the amount of $105.2 million. The outstanding principal balance on notes payable was $42.3 million as of June 30, 2018, as compared to $159.4 million as of June 30, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $138.9 million as of June 30, 2018, as compared to $378.1 million as of June 30, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties of $7.4 million for the three months ended June 30, 2018, as compared to $53.7 million for the three months ended June 30, 2017, as a result of placing three development projects into service.

•
Provision for loan losses decreased in the amount of $0.7 million. During the three months ended June 30, 2018, we recorded $1.0 million as bad debt expense on accrued interest related to notes receivable from two tenants. During the three months ended June 30, 2017, we recorded $1.7 million as bad debt expense on notes receivable and accrued interest due from two tenants.

•	Impairment loss on real estate increased due to the carrying amount of one real estate property exceeding its fair value by $5.8 million.

•	Gain on real estate dispositions increased due to a gain of $0.2 million on the sale of two healthcare properties.

•
Income from discontinued operations increased primarily due to a gain of $10.7 million on the sale of two data center properties, partially offset by a decrease of $7.6 million in income from discontinued operations during the three months ended June 30, 2018, due to the sale of 19 data center properties since April 1, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Same store rental revenue	$18,595	$39,911	$(21,316)
Non-same store rental revenue	766	5,593	(4,827)
Same store tenant reimbursement revenue	(1,246)	1,298	(2,544)
Non-same store tenant reimbursement revenue	180	648	(468)
Other operating income	422	123	299
Total revenue	$18,717	$47,573	$(28,856)

•
Same store rental revenue and tenant reimbursement revenue decreased primarily due to a decrease in rent and accelerating straight-line rent amortization related to Bay Area, which is experiencing financial difficulty.

•	Non-same store rental revenue and tenant reimbursement revenue decreased primarily due to the sale of three healthcare properties since January 1, 2017.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Same store rental expenses	$5,549	$4,154	$1,395
Non-same store rental expenses	411	938	(527)
General and administrative expenses	2,877	3,630	(753)
Asset management fees	4,944	5,306	(362)
Depreciation and amortization	36,066	15,879	20,187
Total expenses	$49,847	$29,907	$19,940

•
An increase in same store rental expenses primarily related to an increase in real estate taxes recognized during the six months ended June 30, 2018, due to assumption of unpaid taxes by one of our tenants, Bay Area, which is experiencing financial difficulty.

•	Non-same store rental expenses decreased primarily due to the sale of three healthcare properties since January 1, 2017.

•
General and administrative expenses decreased primarily due to the completion of a cost segregation study, during the six months ended June 30, 2018, designed to reduce the Company’s exposure to excise taxes.

•	Depreciation and amortization increased primarily due to the accelerated amortization of $21,296,000 related to the in-place lease intangible asset at Bay Area.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$196	$32	$164
Notes receivable interest and other income	1,725	1,022	703
Total other interest and dividend income	1,921	1,054	867

Interest expense, net:
Interest on notes payable	(3,011)	(4,578)	1,567
Interest on unsecured credit facility	(2,894)	(6,100)	3,206
Amortization of deferred financing costs	(1,224)	(1,489)	265
Capitalized interest	217	1,736	(1,519)
Loss on debt extinguishment	(207)	—	(207)
Total interest expense, net	(7,119)	(10,431)	3,312
Provision for loan losses	(2,179)	(4,172)	1,993
Impairment loss on real estate	(5,831)	—	(5,831)
Gain on real estate dispositions	218	—	218
Total other expense	(12,990)	(13,549)	559
Income from discontinued operations	$32,483	$19,075	$13,408

•
Interest on notes payable decreased due to the payoff of four notes payable since January 1, 2017 in the amount of $110.8 million. The outstanding principal balance on notes payable was $42.3 million as of June 30, 2018, as compared to $159.4 million as of June 30, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $138.9 million as of June 30, 2018, as compared to $378.1 million as of June 30, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties of $6.7 million for the six months ended June 30, 2018, as compared to $53.5 million for the six months ended June 30, 2017, as a result of placing three development projects into service.

•
Provision for loan losses decreased in the amount of $2.0 million. During the six months ended June 30, 2018, we recorded $1.3 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable. Bad debt expense related to the personal property tax receivable was recorded in connection with Bay Area experiencing financial difficulty. During the six months ended June 30, 2017, we recorded $4.2 million as bad debt expense on notes receivable and accrued interest related to two tenants.

•	Impairment loss on real estate increased due to the carrying amount of one real estate property exceeding its fair value by $5.8 million.

•	Gain on real estate dispositions increased due to a gain of $0.2 million on the sale of two healthcare properties.

•
Income from discontinued operations increased primarily due to a gain of $29.2 million on the sale of four data center properties, partially offset by a decrease of $15.8 million in income from discontinued operations during the six months ended June 30, 2018, due to the sale of 19 data center properties since January 1, 2017.

Organization and Offering Costs
Prior to the termination of our Offering on June 6, 2014, we reimbursed our Advisor or its affiliates for organization and offering costs it incurred on our behalf, but only to the extent the reimbursement did not cause the selling commissions, dealer manager fees and the other organization and offering costs incurred by us to exceed 15% of gross offering proceeds from our Offering as of the date of the reimbursement. Since our formation and through the termination of our Offering on June 6, 2014, we paid approximately $156,519,000 in selling commissions and dealer manager fees to SC Distributors, LLC, or our Dealer Manager, which is an affiliate of our Advisor, we reimbursed our Advisor or its affiliates approximately $14,207,000 in offering expenses, and incurred approximately $3,900,000 of other organization and offering costs, which totaled approximately $174,626,000, or 10.2% of total gross offering proceeds from our Offering, which were approximately $1,716,046,000.
Subsequent to the termination of our Offering and as of June 30, 2018, we had incurred approximately $223,000 in other offering costs related to the DRIP.
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
Liquidity and Capital Resources
Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. We may utilize funds equal to amounts reinvested in the DRIP Offering and future proceeds from secured and unsecured financings to selectively acquire additional real estate properties and real estate-related investments. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. We were in compliance with all financial covenant requirements as of the date of the filing of this Quarterly Report.
On August 13, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement to amend certain financial covenants as a result of Bay Area experiencing financial difficulty. The Company is in compliance with the covenants of the First Amendment to the Third Amended and Restated Credit Agreement.
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
As of June 30, 2018, we had disposed of 22 properties (19 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,383.7 million and generated net proceeds from the sale of those assets of $1,358.0 million.
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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from operations or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We require approximately $2.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2018, we had $1.9 million of restricted cash in lender-controlled escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2018, we had approximately $37.8 million in cash and cash equivalents. For the six months ended June 30, 2018, we incurred capital expenditures of $3.7 million that primarily related to three healthcare real estate investments.
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
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of June 30, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $248,348,000 and an aggregate outstanding principal balance of $210,000,000; therefore, $38,348,000 was available to be drawn under the unsecured credit facility.
Cash Flows
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

	Six Months Ended June 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$12,901	$58,609	$(45,708)
Net cash provided by (used in) investing activities	$216,489	$(9,972)	$226,461
Net cash used in financing activities	$(541,617)	$(44,311)	$(497,306)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to the sale of 16 properties during 2017 and the sale of six properties during the six months ended June 30, 2018, an increase in property taxes, interest expense and other operating expenses, coupled with less rent collected from two tenants, one of which was Bay Area, which are experiencing financial difficulties.

Investing Activities

•
Net cash provided by investing activities increased due to an increase in proceeds from real estate disposals of $226.4 million, an increase in distributions from unconsolidated partnership of $1.0 million and a decrease in capital expenditures of $5.8 million, offset by an increase in notes receivable, net of $6.7 million.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in distributions to stockholders of $551.3 million related to the special distribution, an increase in distributions to noncontrolling interests of $2.6 million, an increase in repurchases of common stock of $40.7 million, an increase in payments on notes payable of $82.5 million, an increase in payments on our unsecured credit facility of $75.0 million and an increase in payments of deferred financing costs of $0.5 million, offset by increase in proceeds from our unsecured credit facility of $255.0 million and an increase in cash from extinguishment of debt of $0.3 million.
Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions, and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we may use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offering, which may reduce the amount of capital available to support our operations.
We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three and six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018			2017
Distributions paid in cash - common stockholders	$582,432,000	(1)		$31,160,000
Distributions reinvested (shares issued)	25,290,000			33,541,000
Total distributions	$607,722,000			$64,701,000
Source of distributions:
Cash flows provided by operations (3)	$12,901,000		2%	$31,160,000	48%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	25,290,000		4%	33,541,000	52%
Cash and cash equivalents - Beginning of period (3)	336,500,000	(2)	55%	—	—%
Proceeds from real estate disposals (3)	226,410,000		38%	—	—%
Proceeds from credit facility (3)	6,621,000		1%	—	—%
Total sources	$607,722,000		100%	$64,701,000	100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of June 30, 2018, were $6.2 million for common stockholders. These distributions were paid on July 2, 2018.
For the six months ended June 30, 2018, we declared and paid distributions of approximately $607.7 million to common stockholders, which includes shares issued pursuant to the DRIP Offering, consisting of a regular distribution of $51.5 million and a special cash distribution of $556.2 million, as compared to FFO (as defined below) for the six months ended June 30, 2018 of $0.8 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2018, see Note 16—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2018, we had approximately $252,345,000 of principal debt outstanding, of which $42,345,000 related to notes payable and $210,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2018, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt	$5,759		$—	$—	$—	$5,759
Interest payments — fixed rate debt	92		—	—	—	92
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	38,552	(4)	1,186	16,383	—	56,121
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	2,024		1,657	1,050	—	4,731
Principal payments — variable rate debt	190,465	(4)	—	—	—	190,465
Interest payments — variable rate debt (3)	6,917		—	—	—	6,917
Capital expenditures	2,338		—	—	—	2,338
Ground lease payments	694		1,433	1,436	33,668	37,231
Total	$246,841		$4,276	$18,869	$33,668	$303,654

(1)	As of June 30, 2018, we had $56.1 million outstanding principal on notes payable and unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of June 30, 2018 to calculate the debt payment obligations in future periods.

(3)	We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of June 30, 2018 to calculate the debt payment obligations in future periods.

(4)
Of these amounts, $210,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2019, subject to our right to a 12-month extension.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet arrangements.
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

We define MFFO, a non-GAAP measure, consistent with the IPA’s definition: FFO further adjusted for the following items included in the determination of GAAP net income (loss); acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income (loss); nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income (loss), and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, adjustments related to contingent purchase price obligations, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments), loss on debt extinguishment; and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s guidelines are not applicable to us.
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
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017		2018	2017
Net income (loss) attributable to common stockholders	$5,642	$12,169		$(11,589)	$21,072
Adjustments:
Depreciation and amortization	7,245	18,088		36,066	36,155
Impairment loss on real estate	5,831	—		5,831	—
Gain on real estate dispositions from discontinued operations	(10,666)	—		(29,244)	—
Gain on real estate dispositions from continuing operations	(218)	—		(218)	—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	(726)		—	(1,453)
FFO attributable to common stockholders	$7,834	$29,531		$846	$55,774
Adjustments:
Amortization of intangible assets and liabilities (1)	(223)	(777)		(450)	(1,553)
Change in fair value of contingent consideration	—	100		—	(1,040)
Straight-line rent (2)	(1,175)	(3,938)		13,941	(7,787)
Loss on debt extinguishment	207	—		207	—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	423	(3)	—	403	(4)
MFFO attributable to common stockholders	$6,643	$25,339		$14,544	$45,797
Weighted average common shares outstanding - basic	181,128,292	185,897,525		183,388,291	185,600,604
Weighted average common shares outstanding - diluted	181,128,292	185,911,968		183,388,291	185,616,171
Weighted average common shares outstanding - diluted for FFO	181,146,292	185,911,968		183,406,291	185,616,171
Net income (loss) per common share - basic	$0.03	$0.07		$(0.06)	$0.11
Net income (loss) per common share - diluted	$0.03	$0.07		$(0.06)	$0.11
FFO per common share - basic	$0.04	$0.16		$—	$0.30
FFO per common share - diluted	$0.04	$0.16		$—	$0.30

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

(2)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). For the three and six months ended June 30, 2018, we wrote off approximately $0 and $17,628,000, respectively, of straight-line rent related to Bay Area, a tenant that is experiencing financial difficulty. This may result in income recognition that is significantly different than the underlying contract terms. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(3)	Of this amount, $231,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(4)	Of this amount, $19,000 related to straight-line rents and $384,000 related to above- and below-market leases.
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
The following table summarizes our principal debt outstanding as of June 30, 2018 (amounts in thousands):

June 30, 2018
Notes payable:
Fixed rate notes payable	$5,759
Variable rate notes payable fixed through interest rate swaps	18,121
Variable rate notes payable	18,465
Total notes payable	42,345
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	38,000
Variable rate unsecured credit facility	172,000
Total unsecured credit facility	210,000
Total principal debt outstanding (1)	$252,345

(1)	As of June 30, 2018, the weighted average interest rate on our total debt outstanding was 4.1%.
As of June 30, 2018, $190.5 million of the $252.3 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.1% per annum. As of June 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.0 million per year.
As of June 30, 2018, we had two interest rate swap agreements outstanding, which mature on May 28, 2019 and October 11, 2022, with an aggregate notional amount under the swap agreements of $56.1 million and an aggregate settlement asset value of $0.9 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of June 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $1.4 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We have paid, and may continue to pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2018, our cash flows provided by operations of approximately $12.9 million was a shortfall of $38.6 million, or 75.0%, of our ordinary distributions (total ordinary distributions were approximately $51.5 million, of which $26.2 million was cash and $25.3 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP, our unsecured credit facility and proceeds from real estate dispositions. In addition, for the six months ended June 30, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate disposals and proceeds from our credit facility.
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
As of June 30, 2018, we owned 31 real estate investments, located in 33 MSAs, three of which accounted for 10.0% or more of our revenue for the six months ended June 30, 2018. Real estate investments located in the San Antonio-New Braunfels, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA and the Akron, Ohio MSA accounted for 11.8%, 10.9% and 10.0%, respectively, of our revenue from continuing operations for the six months ended June 30, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the six months ended June 30, 2018, 100.0% of our revenue from continuing operations was from the healthcare properties.
As of June 30, 2018, we had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, 21st Century Oncology, Inc. and Surgery Partners, Inc. accounted for 21.0%, 13.2% and 10.0%, respectively, of revenue from continuing operations for the six months ended June 30, 2018.

Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of June 30, 2018, approximately 91.6% of our tenants were not rated or did not have an investment grade credit rating from a major ratings agency or were not affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but is not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Efforts by such payors to reduce healthcare costs will likely continue, which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. In addition, the healthcare billing rules and regulations are complex, and the failure of any of our tenants to comply with various laws and regulations could jeopardize their ability to continue participating in Medicare, Medicaid and other government sponsored payment programs. Moreover, the state and federal governmental healthcare programs are subject to reductions by state and federal legislative actions. Effective April 1, 2015 the Medicare Access & CHIP Reauthorization Act of 2015 (MACRA) replaced the prior fee for service payment model with two new methodologies that will focus upon payment based upon quality outcomes. The first model is the Merit-Based Incentive Payment System, or MIPS, which combines the Physician Quality Reporting System, or PQRS, and Meaningful Use program with the Value Based Modifier program to provide for one payment model based upon (i) quality, (ii) resource use, (iii) clinical practice improvement and (iv) advancing care information through the use of certified Electronic Health Record. The second model is the Advanced Alternative Payment Models, or APM, which requires the physician to participate in a risk share arrangement for reimbursement related to his or her patients while utilizing a certified health record and reporting on specific quality metrics. There are a number of physicians that will not qualify for the APM payment method. Therefore, this change in reimbursement models may impact our tenants’ payments and create uncertainty in the tenants’ financial condition.
It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, bundled payment models and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
Furthermore, beginning in 2016, the Centers for Medicare and Medicaid Services applied a negative payment adjustment to individual eligible professionals that do not satisfactorily report PQRS in 2014. Program participation during a calendar year will affect payments two years after the reporting cycle, such that individuals and groups that do not satisfy the PQRS reporting metrics in 2016 will be impacted by a two percent negative payment adjustment in 2018. Providers can appeal the determination, but if the provider is not successful, the provider’s reimbursement may be adversely impacted, which could adversely impact a tenant’s ability to make rent payments to us.
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018.  Some of the notable provisions of the Bipartisan Balanced Budget Act includes (i) the expansion of Medicare coverage for telemedicine services; and (ii) expanded testing of certain value based care models. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
Changes to Medicaid eligibility requirements and CMS funding programs may adversely impact our tenant’s insured patient population and adversely impact tenant’s revenues.
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries.  The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women.  CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky is the first state to obtain a waiver for its program and require Medicaid beneficiaries to work or get ready for employment.  However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and capricious and the Court referred it back to CMS. If the “work requirement” expands to the states, Medicaid programs may decrease the number of patients eligible for Medicaid.  The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement and pay rent.
Beginning in 2018, the Centers for Medicare and Medicaid Services cut funding to the 340B Program, which is intended to lower drug costs for certain health care providers. The cuts to the 340B Program may result in some of our tenants having less money available to cover operational costs.
Changes in the insurance products available for patients will impact the tenant’s payor mix and may adversely impact revenues.
In 2014, state insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were implemented, which provided a new mechanism for individuals to obtain insurance. The number of payors participating in the state insurance exchanges vary, and in some regions there are very limited insurance plans available for patients. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
The insurance plans that participated on the health insurance exchanges were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government.  The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange regarding the failure to remit payment for the risk corridor subsidies.  The federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies impacted the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. There are several lawsuits pending by the insurance companies to recover the cost-share subsidy.
If the Administration or the court decisions, that risk corridor or risk share payments are not required to be paid to the qualified health plans on the health insurance exchange, remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
Efforts to repeal or modify the Healthcare Reform Act create uncertainty for our tenant’s ongoing business operations.
In 2017, Congress activities to attempt to repeal the Healthcare Reform Act failed.  However, President Trump signed several Executive Orders that address different aspects of the Healthcare Reform Act.  First, on January 20, 2017 an Executive Order was signed to “ease the burden of Obamacare”. Furthermore, on October 12, 2017, President Trump signed an Executive Order the purpose of which was to, among other things, (i) cut healthcare cost-sharing reduction subsidies, (ii) allow more small businesses to join together to purchase insurance coverage, (iii) extend short-term coverage policies, and (iv) expand employers’ ability to provide workers cash to buy coverage elsewhere. The Executive Order required the government agencies to draft regulations for consideration related to Associated Health Plans ("AHP"), short term limited duration insurance ("STLDI") and health reimbursement arrangements ("HRA"). At this time the proposed legislation has not been drafted.   If the Healthcare Reform Act is modified through Executive Orders, the healthcare industry will continue to change and new regulations may further modify payment models jeopardizing our tenants’ ability to remit the rental payments.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2018, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Share Repurchase Program
Our share repurchase program permits stockholders to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year (the "5% limitation"). In addition, the share repurchase program provides that all redemptions during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent estimated per share NAV, which effective February 15, 2018, is $6.26, and the period of time each stockholder has held their shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
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
On July 30, 2018, we filed a Current Report on Form 8-K announcing our board of directors approved and adopted the Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, which will be effective January 1, 2019. The Amended & Restated SRP provides that we will repurchase shares on a quarterly, instead of monthly, basis, and will limit the amount of shares repurchased pursuant to the Amended & Restated SRP as follows: (a) on the first quarter Repurchase Date (as defined below), we will not repurchase in excess of 2.0% of the number of shares outstanding as of December 31 of the prior calendar year; (b) on the second quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; (c) on the third quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; and (d) on the fourth quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year. During any calendar year, we will not repurchase in excess of 5.0% of the number of shares outstanding on December 31st of the previous calendar year (the “5.0% Annual Limitation”). In the event we do not meet an applicable quarterly share repurchase limitation, we will increase the share limitation in the next quarter and continue to adjust the quarterly share limitations in accordance with the 5.0% Annual Limitation.
In addition, the Amended & Restated SRP provides that we will process repurchase requests made in connection with the death or qualifying disability of a stockholder or, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
During the three months ended June 30, 2018, we fulfilled the following repurchase requests pursuant to our share repurchase program:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
04/01/2018 - 04/30/2018	2,340,594	$6.24	—	$—
05/01/2018 - 05/31/2018	2,521,116	$6.25	—	$—
06/01/2018 - 06/30/2018	—	$—	—	$—
Total	4,861,710		—
During the three months ended June 30, 2018, we repurchased approximately $30,351,000 of common stock.

Use of Public Offering Proceeds
As of June 30, 2018, we had issued approximately 200.3 million shares of common stock in our Offerings for gross proceeds of $1,972.1 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $46.6 million in notes receivable and $127.1 million in a preferred equity investment as of June 30, 2018. As of June 30, 2018, we had invested $185.8 million in capital improvements related to certain real estate investments.
As of June 30, 2018, we had disposed of 22 properties (19 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,383.7 million and generated net proceeds from the sale of those assets of $1,358.0 million. In connection with the dispositions, we repaid mortgage loans associated with these properties for approximately $308.2 million, including accrued interest. In connection with tenant financial difficulties at two properties, one of which is Bay Area, we repaid two associated mortgage loans for approximately $116.0 million, including accrued interest.
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

99.2
Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on July 30, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: August 14, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 14, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)