Form 10-Q
period 2018-09-30
Carter Validus Mission Critical REIT, Inc.
filed 2018-11-14
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
___________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 8, 2018, there were approximately 182,670,119 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) September 30, 2018	December 31, 2017
ASSETS
Real estate:
Land	$72,894	$73,769
Buildings and improvements, less accumulated depreciation of $95,039 and $86,092, respectively	812,547	834,419
Total real estate, net	885,441	908,188
Cash and cash equivalents	53,895	336,500
Acquired intangible assets, less accumulated amortization of $23,008 and $23,640, respectively	61,493	86,938
Other assets, net	53,240	79,140
Assets of discontinued operations, net ($929 and $6,852, respectively, related to VIE)	2,648	213,833
Total assets	$1,056,717	$1,624,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $80 and $875, respectively	$42,080	$140,602
Credit facility	210,000	—
Accounts payable due to affiliates	1,498	2,372
Accounts payable and other liabilities	16,830	28,195
Intangible lease liabilities, less accumulated amortization of $5,458 and $4,694, respectively	16,791	17,555
Liabilities of discontinued operations, net ($22 and $599, respectively, related to VIE)	389	5,058
Total liabilities	287,588	193,782
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 201,795,155 and 196,892,945 shares issued, respectively; 181,774,677 and 186,181,545 shares outstanding, respectively	1,818	1,862
Additional paid-in capital	1,605,572	1,635,329
Accumulated distributions in excess of earnings	(839,831)	(211,750)
Accumulated other comprehensive income	849	407
Total stockholders’ equity	768,408	1,425,848
Noncontrolling interests	721	4,969
Total equity	769,129	1,430,817
Total liabilities and stockholders’ equity	$1,056,717	$1,624,599
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental revenue	$20,367	$26,365	$71,825	$79,725
Provision for doubtful accounts related to rental revenue	(3,746)	(3,357)	(35,969)	(11,204)
Tenant reimbursement revenue	1,356	1,298	4,637	4,770
Provision for doubtful accounts related to tenant reimbursement revenue	(481)	(449)	(4,280)	(1,861)
Total revenue	17,496	23,857	36,213	71,430
Expenses:
Rental expenses	2,663	2,798	8,623	7,890
General and administrative expenses	1,495	1,574	4,372	5,204
Asset management fees	2,464	2,679	7,408	7,985
Depreciation and amortization	7,243	8,212	43,309	24,091
Total expenses	13,865	15,263	63,712	45,170
Income (loss) from operations	3,631	8,594	(27,499)	26,260
Other income (expense):
Other interest and dividend income	1,682	497	3,603	1,551
Interest expense, net	(3,256)	(5,324)	(10,375)	(15,755)
Provision for loan losses	(571)	(7,459)	(2,750)	(11,631)
Impairment loss on real estate	—	—	(5,831)	—
Gain on real estate dispositions	—	—	218	—
Total other expense	(2,145)	(12,286)	(15,135)	(25,835)
Income (loss) from continuing operations	1,486	(3,692)	(42,634)	425
Income from discontinued operations	4,117	10,636	36,600	29,711
Net income (loss)	5,603	6,944	(6,034)	30,136
Net (income) loss attributable to noncontrolling interests in consolidated partnerships	(33)	(898)	15	(3,018)
Net income (loss) attributable to common stockholders	$5,570	$6,046	$(6,019)	$27,118
Other comprehensive income:
Unrealized income on interest rate swaps, net	$18	$207	$442	$1,326
Other comprehensive income	18	207	442	1,326
Comprehensive income (loss)	5,621	7,151	(5,592)	31,462
Comprehensive (income) loss attributable to noncontrolling interests in consolidated partnerships	(33)	(898)	15	(3,018)
Comprehensive income (loss) attributable to common stockholders	$5,588	$6,253	$(5,577)	$28,444
Weighted average number of common shares outstanding:
Basic	181,260,431	186,295,970	182,671,045	185,834,940
Diluted	181,282,589	186,295,970	182,671,045	185,853,976
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.01	$(0.02)	$(0.23)	$0.01
Discontinued operations	0.02	0.05	0.20	0.14
Net income (loss) attributable to common stockholders	$0.03	$0.03	$(0.03)	$0.15
Diluted:
Continuing operations	$0.01	$(0.02)	$(0.23)	$0.01
Discontinued operations	0.02	0.05	0.20	0.14
Net income (loss) attributable to common stockholders	$0.03	$0.03	$(0.03)	$0.15
Distributions declared per common share	$0.11	$0.18	$3.40	$0.52
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	9,000	—	66	—	—	66	—	66
Issuance of common stock under the distribution reinvestment plan	4,893,209	49	34,300	—	—	34,349	—	34,349
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,233)	(4,233)
Distributions declared to common stockholders	—	—	—	(622,062)	—	(622,062)	—	(622,062)
Other offering costs	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(9,309,077)	(93)	(64,119)	—	—	(64,212)	—	(64,212)
Other comprehensive income	—	—	—	—	442	442	—	442
Net loss	—	—	—	(6,019)	—	(6,019)	(15)	(6,034)
Balance, September 30, 2018	181,774,677	$1,818	$1,605,572	$(839,831)	$849	$768,408	$721	$769,129
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net (loss) income	$(6,034)	$30,136
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	43,309	54,491
Amortization of deferred financing costs	1,749	2,893
Amortization of above-market leases	231	275
Amortization of intangible lease liabilities	(865)	(2,609)
Gain on real estate dispositions from discontinued operations	(33,251)	—
Gain on real estate dispositions from continuing operations	(218)	—
Ineffectiveness of interest rate swaps	(2)	—
Impairment loss on real estate	5,831	—
Provision for doubtful accounts	22,622	11,043
Provision for loan losses	2,750	11,631
Loss on debt extinguishment	207	15
Straight-line rent	12,863	(10,111)
Stock-based compensation	66	66
Change in fair value of contingent consideration	—	(2,920)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(9,619)	4,232
Accounts payable due to affiliates	(995)	(111)
Other assets	(17,358)	(11,091)
Net cash provided by operating activities	21,286	87,940
Cash flows from investing activities:
Proceeds from real estate disposals of continuing and discontinuing operations	241,043	—
Capital expenditures	(4,511)	(19,975)
Capital distributions from unconsolidated partnership	962	—
Notes receivable, net	(2,700)	(13,000)
Net cash provided by (used in) investing activities	234,794	(32,975)
Cash flows from financing activities:
Payments on notes payable	(99,317)	(35,643)
Proceeds from credit facility	285,000	75,000
Payments on credit facility	(75,000)	—
Proceeds from debt extinguishment	338	—
Payments of deferred financing costs	(2,254)	(1,681)
Repurchase of common stock	(64,212)	(39,198)
Other offering costs	(4)	(49)
Distributions to stockholders	(592,517)	(47,128)
Purchase of noncontrolling interests	—	(500)
Distributions to noncontrolling interests	(4,233)	(2,503)
Net cash used in financing activities	(552,199)	(51,702)
Net change in cash, cash equivalents and restricted cash	(296,119)	3,263
Cash, cash equivalents and restricted cash - Beginning of period	351,914	57,605
Cash, cash equivalents and restricted cash - End of period	$55,795	$60,868
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $225 and $2,794, respectively	$9,335	$26,150
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$34,349	$50,435
Net unrealized gain on interest rate swaps	$442	$1,326
Accrued capital expenditures	$—	$59
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009, and has elected to be taxed, and currently qualifies, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the Company's data center assets. This decision represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company classified the assets in its data centers segment as discontinued operations. During the year ended December 31, 2017, the Company sold 16 properties, which consisted of 15 data center properties and one healthcare property. During the nine months ended September 30, 2018, the Company sold seven properties, which consisted of five data center properties and two healthcare properties. As a result, as of September 30, 2018, the Company had completed the disposition of all its data center properties.
As of September 30, 2018, the Company owned 30 real estate investments, consisting of 61 properties, all of which were part of the healthcare portfolio.
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
The Company operates through one reportable segment—commercial real estate investments in healthcare. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership, and Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the special limited partner of the Operating Partnership.
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
On May 22, 2017, the Company registered 11,387,512 shares of common stock for a price per share of $9.519, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the DRIP Offering. On December 21, 2017, the Company's board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value, as determined by the board of directors. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $9.26. In connection with a special cash distribution paid on March 16, 2018, to stockholders of record on February 15, 2018, effective February 15, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $6.26, which was the Company's estimated per share net asset value as of February 15, 2018.
As of September 30, 2018, the Company had issued approximately 201,720,000 shares of common stock in the Offerings for gross proceeds of $1,981,110,000, before share repurchases of $169,123,000 and offering costs, selling commissions and dealer manager fees of $174,849,000.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., the Operating Partnership, all majority-owned subsidiaries and controlled subsidiaries.

Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. The accompanying condensed consolidated unaudited financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the year ended December 31, 2018.
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
Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net, in the accompanying condensed consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 7—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Nine Months Ended September 30,
Beginning of period:	2018	2017
Cash and cash equivalents	$336,500	$42,613
Restricted cash (1)	15,414	14,992
Cash, cash equivalents and restricted cash	$351,914	$57,605

End of period:
Cash and cash equivalents	$53,895	$42,603
Restricted cash (1)	1,900	18,265
Cash, cash equivalents and restricted cash	$55,795	$60,868

(1)	Amount attributable to continuing and discontinued operations.

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
The Company classifies real estate properties as discontinued operations for all periods presented if they represent a strategic shift that has (or will have) a major effect on the Company's results and operations. The assets, liabilities and operations for the periods presented are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as discontinued operations for all periods presented. As of September 30, 2018, the Company had completed the disposition of all its data center assets.
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
For the nine months ended September 30, 2018, the Company recognized an impairment of an in-place lease intangible asset in the amount of approximately $21,296,000 by accelerating the amortization of the intangible as a result of a former tenant of the Company, Bay Area Regional Medical Center, LLC, or Bay Area, experiencing financial difficulty. On August 13, 2018, the Company terminated the lease with Bay Area. As of September 30, 2018, the Company does not have any acquired intangible assets or intangible lease liabilities related to Bay Area.
During the nine months ended September 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive income (loss). See Note 12—"Fair Value" for more details.
Allowance for Uncollectible Accounts
Tenant receivables and unbilled deferred rent receivables are carried net of the allowances for uncollectible amounts. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for deferred rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. For the three months ended September 30, 2018 and 2017, the Company recorded $3,746,000 and $3,357,000, respectively, and for the nine months ended September 30, 2018 and 2017, the

Company recorded $35,969,000 and $11,204,000, respectively, in provision for doubtful accounts for rental revenue and straight-line rent receivable, which are recorded in the accompanying condensed consolidated statements of comprehensive income (loss). Of the $3,746,000 and $35,969,000 recorded for the three and nine months ended September 30, 2018, respectively, $2,830,000 and $33,242,000, respectively, related to Bay Area. As of September 30, 2018, the Company had fully reserved for and written off all its outstanding accounts receivable for rental revenue and had no straight-line rent receivable related to Bay Area.
On October 24, 2018, the Company entered into a lease agreement with a new tenant, the Board of Regents of the University of Texas System, which is an affiliate of the University of Texas Medical Branch, or UTMB, to lease the Bay Area Regional Medical Center property. See Note 16—"Subsequent Events" for further discussion.
For the three months ended September 30, 2018 and 2017, the Company recorded $481,000 and $449,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recorded $4,280,000 and $1,861,000, respectively, in provision for doubtful accounts for tenant reimbursement revenue, which are recorded in the accompanying condensed consolidated statements of comprehensive income (loss). Of the $481,000 and $4,280,000 recorded for the three and nine months ended September 30, 2018, respectively, $258,000 and $3,634,000, respectively, related to Bay Area. As of September 30, 2018, the Company had fully reserved for and written off all its accounts receivable for tenant reimbursement revenue related to Bay Area.
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
As of September 30, 2018 and December 31, 2017, the aggregate balance of the Company's notes receivable, including accrued interest receivable, after allowances for loan losses was $2,700,000 and $20,138,000, respectively, related to Bay Area. The principal balances of the Company's notes receivable are secured by their respective collateral.
For the three months ended September 30, 2018 and 2017, the Company recorded $571,000 and $7,459,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company recorded $2,750,000 and $11,631,000, respectively, as an allowance to reduce the carrying value of notes receivable, accrued interest and origination fees related to two tenants in provision for loan losses in the accompanying condensed consolidated financial statements. Of the $571,000 and $2,750,000 recorded for the three and nine months ended September 30, 2018, respectively, $248,000 and $1,810,000, respectively, related to Bay Area.
On August 13, 2018, the Company terminated the lease with Bay Area and on August 21, 2018, the Company accepted equipment in exchange for full settlement on a note receivable, which had an outstanding principal balance of $20,000,000. The equipment was accounted for at fair value of $21,000,000, less estimated costs to sell of $100,000, and as a result, the Company recorded income on exchange of assets of $900,000 for the three and nine months ended September 30, 2018, which was recorded in other interest and dividend income in the accompanying condensed consolidated statements of comprehensive income (loss).
On October 22, 2018, the Company sold its equipment held for sale to UTMB for $21,000,000. The equipment held for sale is recorded in other assets, net in the accompanying the condensed consolidated balance sheet.
Concentration of Credit Risk and Significant Leases
As of September 30, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of September 30, 2018, the Company owned real estate investments in 32 metropolitan statistical areas, or MSAs, three of which accounted for 10.0% or more of revenue from continuing operations. Real estate investments located in the San Antonio-New Braunfels, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA and the Akron, Ohio MSA accounted for an aggregate of 12.0%, 10.8% and 10.0%, respectively, of revenue from continuing operations for the nine months ended September 30, 2018.
As of September 30, 2018, the Company had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, 21st Century Oncology, Inc. and Surgery Partners, Inc. accounted for 21.1%, 13.0% and 10.0%, respectively, of revenue from continuing operations for the nine months ended September 30, 2018.
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
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year. In addition, the Company will further limit the amount of shares repurchased each quarter, subject to adjustments in accordance with the 5.0% annual share limitation. In addition, the Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
On April 30, 2018, the Company announced it had reached such limitation, and that it would not be able to fully accommodate all repurchase requests for the month of April 2018, and will not process any further requests for the remainder of the year ending December 31, 2018. For repurchase requests received by the Company for the April 30, 2018, repurchase shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests. See Part II, Item 2. "Unregistered Sales of Equity Securities" for more information on the Company's share repurchase program.
On July 26, 2018, the Company's board of directors approved and adopted the first amended and restated share repurchase program (First Amended & Restated SRP), which will be effective when the Company recommences repurchasing shares of common stock in 2019. The First Amended & Restated SRP provides that the Company will repurchase shares on a quarterly, instead of monthly, basis. Subsequent to the quarter ended September 30, 2018, the Company's board of directors approved and adopted the second amended and restated share repurchase program in order to clarify the date on which the Company will process accepted share repurchase requests. See Note 16—"Subsequent Events" for further discussion.
During the nine months ended September 30, 2018, the Company received valid repurchase requests related to approximately 10,061,000 shares, of which approximately 9,309,000 shares of common stock were repurchased for an aggregate purchase price of approximately $64,212,000 (an average of $6.90 per share). During the nine months ended September 30, 2017, the Company received valid repurchase requests related to approximately 3,973,000 shares of common stock, all of which were repurchased in full for an aggregate purchase price of approximately $39,198,000 (an average of $9.87 per share).
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the three months ended September 30, 2018, diluted earnings per share reflected the effect of approximately 22,000 shares of non-vested restricted common stock that were outstanding as of such period. For the nine months ended September 30, 2018, there were approximately 22,000 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the three months ended September 30, 2017, there were approximately 17,000 shares of non-vested restricted common stock outstanding, but such shares were excluded from the computation of diluted earnings per share because such shares were anti-dilutive during this period. For the nine months ended September 30, 2017, diluted earnings per share reflected the effect of approximately 19,000 of non-vested shares of restricted common stock that were outstanding as of such period.

Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. As of September 30, 2018, the Company had paid aggregate distributions, since inception, of approximately $1,136,855,000, including the special cash distribution of $556,227,000, ($834,029,000 in cash and $302,826,000 of which were reinvested in shares of common stock pursuant to the DRIP). The Company’s distributions declared per common share were $0.11 and $0.18 for the three months ended September 30, 2018 and 2017, respectively, and $3.40 and $0.52 for the nine months ended September 30, 2018 and 2017, respectively. See Note 16—"Subsequent Events" for further discussion.
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
Reportable Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of September 30, 2018 and December 31, 2017, 100% of the Company’s consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company no longer has its data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.
Recently Issued Accounting Pronouncements
On May 28, 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. On February 25, 2016, the FASB released ASU 2016-02, Leases (Topic 842). Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company will be required to separate lease contracts into lease and nonlease components, whereby the nonlease components would be subject to ASU 2014-09. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with ASC 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company evaluated the revenue recognition for its contracts within this scope under existing accounting standards and under ASU 2014-09 and concluded that there were no changes to the condensed consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of nonfinancial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted the ASU 2017-05 effective January 1, 2018. The Company disposed certain real estate properties, including land, in cash transactions with no contingencies and no future involvement in the operations, therefore, the adoption of ASU 2017-05 had no impact on the Company's condensed consolidated financial statements.
On February 25, 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the statement of financial position and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in Topic 606, Revenue from Contracts with Customers, and Topic 610, Other Income—Gains and Losses from the Derecognition of Non-financial Assets. Under ASU 2016-02, a lessee is required to record a right of use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on several ground leases, which will result in the recognition of a right of use asset and lease liability upon the adoption of ASU 2016-02. As of September 30, 2018, the total future undiscounted rent obligation amount under non-cancelable ground leases is approximately $37,211,000, which represents approximately 3.5% of total assets. The Company is in the process of determining the appropriate discount rate to measure the right of use asset and lease liability.
In addition, with the adoption of ASU 2016-02, lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain costs, such as legal costs related to lease negotiations, being expensed as general and administrative expenses in the consolidated statements of comprehensive income (loss) rather than capitalized. As a result of the narrower definition of initial direct costs, the Company does not expect that the adoption of ASU 2016-02 related to the leasing commission costs will have a material impact on the Company's condensed consolidated financial statements. In addition, ASU 2016-02 requires lessors to identify and separate the lease and non-lease components, such as the reimbursement of common area maintenance, contained within each lease.
ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. The Company does not believe that the adoption of the practical expedient will have a material impact on the Company's condensed consolidated financial statements.
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
On August 17, 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends certain of its disclosure requirements that have become redundant, duplicative, overlapping, outdated or superseded, in light of other SEC disclosure requirements or GAAP. For filings on Form 10-Q, the final rule, among other items, extends to interim periods the annual requirement to disclose changes in stockholders’ equity. As amended by the final rule, entities must analyze changes in stockholders’ equity, in the form of a reconciliation, for the then current and comparative year-to-date interim periods, with subtotals for each interim period. The final rule becomes effective on November 5, 2018. The SEC staff said it would not object to a registrant waiting to comply with the new interim disclosure requirement until the filing of its Form 10-Q for the first quarter beginning after the effective date of the rule. As a result, the Company will apply these changes in the presentation of stockholders’ equity beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2019. The Company has determined this final rule will not have a material impact on the Company's financial condition, results of operations or financial statement disclosures.
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12  are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Upon adoption of ASU 2017-12, the cumulative ineffectiveness previously recognized on existing cash flow hedges will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income (loss). The Company does not expect to have material ineffectiveness related to its outstanding designated cash flow hedges, therefore, the adoption of this standard will not have a material impact on the Company’s condensed consolidated financial statements.
On August 28, 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s condensed consolidated financial position or results of operations. The Company's assets, liabilities and operations related to the data centers segment in the financial statements are classified on the condensed consolidated balance sheets and condensed consolidated statements of comprehensive income (loss) as discontinued operations for all periods presented.
Note 3—Dispositions
The Company sold seven properties (five data center properties and two healthcare properties), or the 2018 Dispositions, during the nine months ended September 30, 2018, for an aggregate sale price of $245,665,000, and generated net proceeds of $241,043,000. For the three and nine months ended September 30, 2018, the Company recognized an aggregate gain on sale of $4,007,000 and $33,251,000, respectively, related to the data center properties sold, as a part of income from discontinued operations on the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2018, the Company recognized an aggregate gain on sale of $0 and $218,000, respectively, related to the two healthcare properties sold, in gain on real estate dispositions on the condensed consolidated statements of comprehensive income (loss).
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2018 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
Arizona Data Center Portfolio (1)	01/10/2018	100%	$142,500	$140,176
Milwaukee Data Center	06/11/2018	100%	21,000	20,397
Alpharetta Data Center II	06/15/2018	100%	64,000	62,858
Andover Data Center	07/25/2018	100%	15,000	14,633
Total			$242,500	$238,064

(1)	The Arizona Data Center Portfolio was sold as a two-property portfolio consisting of the Phoenix Data Center and the Scottsdale Data Center.

Dispositions - Continuing Operations
The following table summarizes the 2018 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
21st Century Oncology-Tamarac	05/25/2018	100%	$1,575	$1,431
21st Century Oncology-East Naples	05/30/2018	100%	1,590	1,548
Total			$3,165	$2,979
Note 4—Discontinued Operations
Dispositions that represent a strategic shift that has a major effect on the Company's results and operations qualify as discontinued operations. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017. As of September 30, 2018, the Company had completed the disposition of all its data center assets.
The following table presents the major classes of assets and liabilities of properties classified as discontinued operations presented separately in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Assets:
Real estate:
Land	$—	$21,710
Buildings and improvements, net	—	168,557
Total real estate, net	—	190,267
Acquired intangible assets, net	—	9,617
Other assets, net	2,648	13,949
Assets of discontinued operations, net	$2,648	$213,833
Liabilities:
Accounts payable due to affiliates	39	175
Accounts payable and other liabilities	350	3,847
Intangible lease liabilities, net	—	1,036
Liabilities of discontinued operations, net	$389	$5,058

The operations reflected in discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2018 and 2017, were as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental and parking revenue	$90	$26,225	$3,918	$79,160
Tenant reimbursement revenue	20	3,658	166	10,529
Total revenue	110	29,883	4,084	89,689
Expenses:
Rental and parking expenses	—	5,309	413	15,371
Change in fair value of contingent consideration	—	(1,880)	—	(2,920)
Asset management fees	—	2,169	322	6,509
Depreciation and amortization	—	10,124	—	30,400
Total expenses	—	15,722	735	49,360
Other expense:
Interest expense, net	—	(3,525)	—	(10,618)
Total other expense	—	(3,525)	—	(10,618)
Income from discontinued operations before real estate dispositions and noncontrolling interest	110	10,636	3,349	29,711
Gain on real estate dispositions	4,007	—	33,251	—
Net income from discontinued operations	4,117	10,636	36,600	29,711
Net (income) loss from discontinued operations attributable to noncontrolling interests in consolidated partnerships	(33)	(898)	15	(3,018)
Net income from discontinued operations attributable to common stockholders	$4,084	$9,738	$36,615	$26,693
Capital expenditures on a cash basis for the three months ended September 30, 2018 and 2017 were $0 and $93,000, respectively, and capital expenditures on a cash basis for the nine months ended September 30, 2018 and 2017 were $0 and $672,000, respectively, related to properties classified within discontinued operations.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	September 30, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $21,656 and $22,519, respectively (with a weighted average remaining life of 13.8 years and 15.1 years, respectively)	$57,925	$83,139
Above-market leases, net of accumulated amortization of $1,291 and $1,068, respectively (with a weighted average remaining life of 8.6 years and 9.3 years, respectively)	2,524	2,747
Ground lease interest, net of accumulated amortization of $61 and $53, respectively (with a weighted average remaining life of 86.9 years and 87.6 years, respectively)	1,044	1,052
	$61,493	$86,938
The aggregate weighted average remaining life of the acquired intangible assets was 14.8 years and 15.8 years as of September 30, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the three and nine months ended September 30, 2018, was $1,292,000 and $25,445,000, respectively, of which $0 and $21,296,000, respectively, was accelerated amortization due to the impairment of an in-place lease intangible asset related to Bay Area experiencing financial difficulties. Amortization of the acquired intangible assets for the three and nine months ended September 30, 2017, was $1,646,000 and $4,939,000, respectively. Amortization of the above-market leases is recorded as an adjustment to rental income, amortization of the in-place leases is included in depreciation and amortization and amortization of the ground lease interest is included in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 6—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands, except weighted average life amounts):

	September 30, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $4,940 and $4,269, respectively (with a weighted average remaining life of 16.5 years and 17.2 years, respectively)	$11,984	$12,655
Ground leasehold liabilities, net of accumulated amortization of $518 and $425, respectively (with a weighted average remaining life of 40.5 years and 41.2 years, respectively)	4,807	4,900
	$16,791	$17,555
The aggregate weighted average remaining life of intangible lease liabilities was 23.2 years and 23.9 years as of September 30, 2018 and December 31, 2017, respectively.
Amortization of the intangible lease liabilities for the three months ended September 30, 2018 and 2017, was $255,000 and $257,000, respectively, and for the nine months ended September 30, 2018 and 2017, was $764,000 and $770,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental income and amortization of ground leasehold liabilities is included in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 7—Other Assets, Net
Other assets, net, consisted of the following as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Deferred financing costs, related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $8,925 and $7,428, respectively	$1,517	$762
Lease commissions, net of accumulated amortization of $132 and $63, respectively	1,202	1,266
Investments in unconsolidated partnerships	2	965
Tenant receivables, net of allowances for doubtful accounts of $31,747 and $9,125, respectively	1,118	7,878
Notes receivable, net of allowances for loan losses of $13,365 and $10,615, respectively	2,700	20,138
Straight-line rent receivable	23,561	36,348
Equipment held for sale	20,900	—
Restricted cash	168	10,168
Derivative assets	851	407
Prepaid and other assets	1,221	1,208
	$53,240	$79,140

Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of September 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Accounts payable and accrued expenses	$2,596	$4,203
Accrued interest expense	870	1,558
Accrued property taxes	4,015	4,758
Distributions payable to stockholders	6,272	11,076
Tenant deposits	625	778
Deferred rental income	2,452	5,822
	$16,830	$28,195
Note 9—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of September 30, 2018 and December 31, 2017, consisted of the following (amounts in thousands):

	September 30, 2018	December 31, 2017
Notes payable:
Fixed rate notes payable	$5,717	$18,212
Variable rate notes payable fixed through interest rate swaps	18,024	121,066
Variable rate notes payable	18,419	2,199
Total notes payable, principal amount outstanding	42,160	141,477
Unamortized deferred financing costs related to notes payable	(80)	(875)
Total notes payable, net of deferred financing costs	42,080	140,602
Unsecured credit facility:
Variable rate revolving line of credit fixed through interest rate swaps	38,000	—
Variable rate revolving line of credit	172,000	—
Total unsecured credit facility	210,000	—
Total debt outstanding	$252,080	$140,602
Significant debt activity during the nine months ended September 30, 2018, excluding scheduled principal payments, includes:

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

•
During the nine months ended September 30, 2018, 18 of the Company's properties were resubmitted to the unencumbered pool of the unsecured credit facility, which increased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $61,185,000.

•
During the nine months ended September 30, 2018, in connection with the 2018 Dispositions, the Company removed five properties from the unencumbered pool of the unsecured credit facility, which decreased the Company's total unencumbered pool availability under the unsecured credit facility by approximately $106,500,000.

•
During the nine months ended September 30, 2018, in connection with the special distribution in the amount of $556,227,000 paid on March 16, 2018, the Company made a draw of $195,000,000 on its unsecured credit facility.

•
During the nine months ended September 30, 2018, the Company drew $90,000,000 to pay off its debt related to the Bay Area Regional Medical Center property and to fund other working capital needs. The Company repaid $75,000,000 on its unsecured credit facility with net proceeds from the 2018 Dispositions.

•
As of September 30, 2018, the Company had a total unencumbered pool availability under the unsecured credit facility of $311,239,000 and an aggregate outstanding principal balance of $210,000,000. As of September 30, 2018, $101,239,000 was available to be drawn on the unsecured credit facility.

The principal payments due on the notes payable and unsecured credit facility for the three months ending December 31, 2018, and for each of the next four years ending December 31, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2018 (1)	$5,873
2019 (2)	228,756
2020	412
2021	435
2022	16,684
$252,160

(1)	Of this amount, $5,717,000 relates to a fixed rate note payable that was repaid at maturity on October 11, 2018.

(2)
Of this amount, $210,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2019, subject to the Company's right to a 12-month extension.

Note 10—Related-Party Transactions and Arrangements
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month. For the three months ended September 30, 2018 and 2017, the Company incurred $2,464,000 and $4,848,000, respectively, in asset management fees to the Advisor, of which $2,464,000 and $2,679,000 are included in continuing operations, respectively. For the nine months ended September 30, 2018 and 2017, the Company incurred $7,729,000 and $14,494,000, respectively, in asset management fees to the Advisor, of which $7,408,000 and $7,985,000 are included in continuing operations, respectively.
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. For the three months ended September 30, 2018 and 2017, the Advisor allocated $425,000 and $341,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Advisor allocated $1,195,000 and $1,294,000, respectively, in operating expenses incurred on the Company’s behalf, which are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
The Company has no direct employees. The employees of the Advisor and other affiliates provide services to the Company related to acquisitions, property management, asset management, accounting, investor relations, and all other administrative services. If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, a merger with a change of control of the Company or a sale of the Company, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. In addition, after investors have received a return of their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. During the three and nine months ended September 30, 2018, in connection with the 2018 Dispositions, the Company incurred approximately $75,000 and $1,229,000, respectively, in disposition fees to the Advisor or its affiliates, of which $0 and $16,000, respectively, are included in continuing operations and recorded in gain on real estate dispositions in the accompanying condensed consolidated statements of comprehensive income (loss). As of September 30, 2018, the Company had not incurred a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Upon the listing of the Company’s common stock on a national securities exchange, the Company would pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of September 30, 2018, the Company had not incurred a subordinated incentive listing fee to the Advisor or its affiliates.
Upon termination or non-renewal of the Advisory Agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of September 30, 2018, the Company had not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company will reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. The Company will pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. For the three months ended September 30, 2018 and 2017, the Company incurred $162,000 and $1,353,000, respectively, in property management fees to the Property Manager, of which $162,000 and $711,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the nine months ended September 30, 2018 and 2017, the Company incurred $1,640,000 and $3,797,000, respectively, in property management fees to the Property Manager, of which $1,526,000 and $1,867,000, respectively, are included in continuing operations and recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2018 and 2017, the Company incurred $60,000 and $4,000, respectively, in leasing commissions to the Property Manager, of which $60,000 and $0, respectively, related to continuing operations and are capitalized in other assets, net in the accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2018 and 2017, the Company incurred $60,000 and $281,000, respectively, in leasing commissions to the Property Manger, of which $60,000 and $277,000, respectively, related to continuing operations and are capitalized in other assets, net, in the accompanying condensed consolidated balance sheets.
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. For the three months ended September 30, 2018 and 2017, the Company incurred $19,000 and $190,000, respectively, and for the nine months ended September 30, 2018 and 2017, the Company incurred $130,000 and $419,000, respectively, in construction management fees, all of which related to continuing operations, to the Property Manager. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.

Accounts Payable Due to Affiliates
The following amounts were due to affiliates as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Entity	Fee	September 30, 2018	December 31, 2017
Carter/Validus Advisors, LLC and its affiliates	Asset management fees	$839	$980
Carter Validus Real Estate Management Services, LLC	Property management fees	448	473
Carter/Validus Advisors, LLC and its affiliates	General, administrative and other costs	148	98
Carter/Validus Advisors, LLC and its affiliates	Disposition fees	—	440
Carter Validus Real Estate Management Services, LLC	Construction management fees	3	17
Carter Validus Real Estate Management Services, LLC	Leasing commissions	60	364
		$1,498	$2,372
Note 11—Future Minimum Rent
Rental Income
The Company’s real estate assets are leased to tenants under operating leases with varying terms. The leases frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate assets leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate assets under non-cancelable operating leases, including optional renewal periods for which exercise is reasonably assured, for the three months ending December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2018	$16,386
2019	66,169
2020	67,239
2021	68,333
2022	69,444
Thereafter	605,053
$892,624
The total future minimum rent amount does not reflect the new lease on the Bay Area Regional Medical Center, which was executed on October 24, 2018 and effective as of October 22, 2018. See Note 16—"Subsequent Events" for further discussion.
Rental Expense
The Company has three ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options.
The future minimum rent obligations under non-cancelable ground leases for the three months ending December 31, 2018, and for each of the next four years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Three months ending December 31, 2018	$165
2019	699
2020	699
2021	699
2022	699
Thereafter	34,250
$37,211

Note 12—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $5,709,000 and $18,189,000 as of September 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $5,717,000 and $18,212,000 as of September 30, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $17,278,000 and $120,051,000 as of September 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $18,024,000 and $121,066,000 as of September 30, 2018 and December 31, 2017, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $18,419,000 and $2,199,000 as of September 30, 2018 and December 31, 2017, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $172,000,000 and $0, which approximated its fair value, as of September 30, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility—variable rate fixed through interest rate swap agreements (Level 2) was approximately $37,583,000 and $0 as of September 30, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $38,000,000 and $0 as of September 30, 2018 and December 31, 2017, respectively.
Notes receivable—The outstanding principal balance of the notes receivable approximated the fair value as of September 30, 2018 and December 31, 2017. The fair value was measured using significant other observable inputs (Level 2) based on the fair value of the Company's respective note's collateral, which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company has determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of September 30, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 13—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.

The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$851	$—	$851
Total assets at fair value	$—	$851	$—	$851

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$407	$—	$407
Total assets at fair value	$—	$407	$—	$407
Real estate assets— As discussed in Note 2—"Summary of Significant Accounting Policies", during the nine months ended September 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000.
The following table shows the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of September 30, 2018 (amounts in thousands):

	September 30, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Impairment Losses
Real estate assets (1)	$—	$41,544	$—	$41,544	$(5,831)

(1)
Amount represents the fair value of one real estate property impacted by impairment charges as of September 30, 2018. For the three and nine months ended September 30, 2018, the Company recognized an impairment charge of $0 and $5,831,000, respectively. The real estate property is classified as continuing operations as of September 30, 2018.

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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statement of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2018, the Company recognized a gain of $2,000 due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss). During the three and nine months ended September 30, 2017, no gains or losses were recognized due to ineffectiveness of hedges of interest rate risk. During the nine months ended September 30, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur related to early debt extinguishment at the Bay Area Regional Medical Center property. The accelerated amount was a gain of $381,000 and was recorded in interest expense, net in the accompanying condensed consolidated statements of comprehensive income (loss).
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $395,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 12—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	September 30, 2018		December 31, 2017
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Asset		Asset

Interest rate swaps	Other assets, net	08/03/2015 to 10/11/2017	05/28/2019 to 10/11/2022	$56,024	$851	$121,066	$407
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
The table below summarizes the amount of income (loss) recognized on interest rate derivatives designated as cash flow hedges for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income Recognized in OCI on Derivatives (Effective Portion)	Location of Income Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion)	Amount of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss) (Effective Portion and Accelerated Amounts)
Three Months Ended September 30, 2018
Interest rate swaps - continuing operations	$96	Interest expense, net	$78
Total	$96		$78
Three Months Ended September 30, 2017
Interest rate swaps - continuing operations	$74	Interest expense, net	$45
Interest rate swaps - discontinued operations	76	Income from discontinued operations	(102)
Total	$150		$(57)
Nine Months Ended September 30, 2018
Interest rate swaps - continuing operations	$932	Interest expense, net	$490
Total	$932		$490
Nine Months Ended September 30, 2017
Interest rate swaps - continuing operations	$11	Interest expense, net	$(397)
Interest rate swaps - discontinued operations	229	Income from discontinued operations	(689)
Total	$240		$(1,086)

Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its risk by entering into agreements with creditworthy counterparties. As of September 30, 2018, there were no derivatives in a net liability position.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
September 30, 2018	$851	$—	$851	$—	$—	$851
December 31, 2017	$407	$—	$407	$—	$—	$407
The Company reports derivative assets attributable to continuing operations as other assets, net, on the condensed consolidated balance sheets.
Note 14—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income, net of noncontrolling interests, by component for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$887	$407
Other comprehensive income before reclassification	932	932
Amount of income reclassified from accumulated other comprehensive income to net loss (effective portion and missed forecast)	(490)	(490)
Other comprehensive income	442	442
Balance as of September 30, 2018	$1,329	$849

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2016	$2,303	$1,823
Other comprehensive income before reclassification	240	240
Amount of loss reclassified from accumulated other comprehensive income to net income (effective portion)	1,086	1,086
Other comprehensive income	1,326	1,326
Balance as of September 30, 2017	$3,629	$3,149

The following table presents reclassifications out of accumulated other comprehensive income for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Nine Months Ended September 30,
	2018	2017
Interest rate swap contracts - continuing operations	$(490)	$397	Interest expense, net
Interest rate swap contracts - discontinued operations	—	689	Income from discontinued operations
Interest rate swap contracts	$(490)	$1,086
Note 15—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of September 30, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Note 16—Subsequent Events
Distributions Paid
On October 1, 2018, the Company paid aggregate distributions of $6,272,000 ($3,332,000 in cash and $2,940,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from September 1, 2018 through September 30, 2018.
On November 1, 2018, the Company paid aggregate distributions of $4,953,000 ($2,646,000 in cash and $2,307,000 in shares of the Company’s common stock issued pursuant to the DRIP Offering), which related to distributions declared for each day in the period from October 1, 2018 through October 31, 2018.
Distributions Authorized
On October 24, 2018, the board of directors of the Company, or the Board, approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on November 1, 2018 and ending on November 30, 2018. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share net asset value of $5.33. The distributions declared for the record date in November 2018 will be paid in December 2018. The distributions will be payable to stockholders from legally available funds therefor.
Bay Area Regional Medical Center Lease
On October 24, 2018, the Company entered into a lease agreement with UTMB to lease the Bay Area Regional Medical Center, which was effective as of October 22, 2018. The lease agreement has an initial 15 year term with three 5-year renewal terms exercisable at the option of UTMB (subject to certain conditions) and provides for a fixed base rent for the first 5 years of the lease term that will be payable monthly, subsequent to a free-rent period from October 1, 2018 to June 30, 2019.
Renewal of Advisory Agreement
On November 8, 2018, the board of directors, including all independent directors of the Company, after review of the Advisor’s performance during the last year, authorized the Company to execute a mutual consent to renew the amended and restated advisory agreement, by and among the Company, the Operating Partnership and the Advisor, dated November 26, 2010, as amended and renewed. The renewal will be for a one-year term and will be effective as of November 26, 2018.

Renewal of Property Management Agreement
On November 8, 2018, the board of directors, including all independent directors of the Company, after review of the Property Manager’s performance during the last year, authorized the Company to execute a mutual consent to renew the management agreement by and among the Company, the Operating Partnership and the Property Manager, dated November 12, 2010, as amended and renewed. The renewal will be for a one-year term and will be effective as of November 12, 2018.
Second Amended and Restated Share Repurchase Program
On October 24, 2018, the board of directors approved and adopted the Second Amended and Restated Share Repurchase Program (the “Second Amended & Restated SRP”), which will be effective November 26, 2018. The purpose of the Second Amended & Restated SRP is to update the definition of "Repurchase Date" in order to clarify that the Company will either accept or reject a repurchase request by the first day of each quarter, and will process accepted repurchase requests on or about the tenth day of such quarter. Further, if a repurchase is granted, the Company or its agent will send the repurchase amount to each stockholder, estate, heir, or beneficiary on or about the tenth day of such quarter.

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
On December 21, 2017, our board of directors, at the recommendation of our audit committee, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share, which was paid on March 15, 2018. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. On September 27, 2018, our board of directors, at the recommendation of our audit committee, established an updated Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33, for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. The Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor and an independent third-party valuation firm.
On December 21, 2017, our board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent estimated per share net asset value, as determined by our board of directors. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $9.26. In connection with the special cash distribution paid on March 16, 2018, our board of directors approved the updated Estimated Per Share NAV of $6.26, effective on February 15, 2018, which was the record date of the special cash distribution. Therefore, effective February 15, 2018, shares of common stock were offered pursuant to the DRIP Offering for a price per share of $6.26. On September 27, 2018, our board of directors established an updated Estimated Per Share NAV of $5.33. Accordingly, commencing with distributions that will accrue for the month of October 2018, DRIP shares will be issued at $5.33 per share until such time as the Board determines a new estimated per share NAV.
We refer to the DRIP Offering and our Offering together as our "Offerings." As of September 30, 2018, we had issued approximately 201,720,000 shares of common stock in our Offerings for gross proceeds of $1,981,110,000, before share repurchases of $169,123,000 and offering costs, selling commissions and dealer manager fees of $174,849,000.
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains the Chairman of our board of directors. In connection with Mr. Carter's resignation as Chief Executive Officer, the board of directors appointed Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as our President, a position he has held since August 2010.
On September 13, 2018, Lisa A. Drummond retired as our Secretary, effective immediately. Our board of directors elected Todd M. Sakow as our Secretary, effective September 13, 2018. Mr. Sakow continues to serve as our Chief Financial Officer and Treasurer, positions he has held since August 2010.
Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received fees during our acquisition stage, and will continue to receive fees during our operational stages and our Advisor may be eligible to receive fees during our liquidation stage.
As of September 30, 2018, we had completed acquisitions of 49 real estate investments, consisting of 84 properties, comprised of 95 buildings and parking facilities and approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000. We have not acquired any real estate investments since May 2016.
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented. As a result, we have classified our data centers segment as discontinued operations.
As of September 30, 2018, we had disposed of 23 properties (20 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,398.7 million and generated net proceeds from the sales of those assets of $1,372.6 million. During the year ended December 31, 2017, we sold 16 properties, including 15 data center properties and one healthcare property, and during the nine months ended September 30, 2018, we sold five data center properties and two healthcare properties. As of September 30, 2018, we had completed the disposition of all our data center properties.
As of September 30, 2018, we owned 30 real estate investments, consisting of 61 properties, comprised of 64 buildings and approximately 2,578,000 square feet of gross rentable area, all of which are part of the healthcare portfolio.
On May 4, 2018, Bay Area Regional Medical Center, LLC ("Bay Area"), announced in a press release that it was closing its operations on May 10, 2018, and filing for bankruptcy in the near term. On August 13, 2018, we terminated the lease with Bay Area. In addition, on May 4, 2018, we paid off our outstanding mortgage note payable related to the property in the principal amount of $84,667,000.

On October 24, 2018, we entered into a lease agreement with a new tenant, the Board of Regents of the University of Texas System, which is an affiliate of the University of Texas Medical Branch, or UTMB, to lease the Bay Area Regional Medical Center property. The lease agreement was effective as of October 22, 2018. The lease agreement has an initial 15-year term with three 5-year renewal terms exercisable at the option of UTMB (subject to certain conditions) and provides for a fixed base rent for the first 5 years of the lease term that will be payable monthly, subsequent to a free-rent period from October 1, 2018 to June 30, 2019.
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

Results of Operations
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. Consistent with the decision, during the fourth quarter of 2017 and the nine months ended September 30, 2018, we sold 20 data center properties (including one real estate property owned through a consolidated partnership) for aggregate consideration of $1,307,500,000. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the periods presented and qualifies as discontinued operations. The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the operating performance of our operating real estate properties. The following table shows the property statistics of our operating real estate properties as of September 30, 2018 and 2017:

	September 30,
	2018	2017
Number of commercial operating properties (1)	61	84
Leased rentable square feet	1,984,000	5,875,000
Weighted average percentage of rentable square feet leased	77%	94%

(1)
As of September 30, 2018, we owned 61 operating real estate properties, one of which was vacated by the tenant on June 2, 2017, and one of which was vacated by Bay Area, whose lease we terminated on August 13, 2018. Both properties remained unoccupied as of September 30, 2018. On October 24, 2018, we entered into a lease agreement with UTMB to lease the Bay Area Regional Medical Center property, which was effective as of October 22, 2018. As of October 22, 2018, our weighted average percentage of rentable square feet leased, including the UTMB lease at the Bay Area Regional Medical Center property, was 91.4%.

The following table summarizes the activity of our operating real estate properties for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating properties placed in service	—	—	—	1
Operating properties disposed	—	—	2	—
Approximate aggregate cost of properties placed in service	$—	$—	$—	$19,466,000
Approximate net book value of properties disposed	$—	$—	$2,761,000	$—
Leased rentable square feet of property placed in service	—	—	—	34,000
These sections describe and compare our results of operations for the three and nine months ended September 30, 2018 and 2017. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income (loss).

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Same store rental revenue	$16,617	$22,512	$(5,895)
Non-same store rental revenue	—	472	(472)
Same store tenant reimbursement revenue	875	614	261
Non-same store tenant reimbursement revenue	—	235	(235)
Other operating income	4	24	(20)
Total revenue	$17,496	$23,857	$(6,361)

•
Same store rental revenue decreased primarily due to a decrease in revenue related to Bay Area, which was experiencing financial difficulty. On August 13, 2018, we terminated the lease with Bay Area. On October 24, 2018, we entered into a lease agreement with UTMB to lease the Bay Area Regional Medical Center, which was effective as of October 22, 2018.

•	Non-same store rental revenue and tenant reimbursement revenue decreased due to the sale of three healthcare properties since July 1, 2017.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Same store rental expenses	$2,633	$2,488	$145
Non-same store rental expenses	30	310	(280)
General and administrative expenses	1,495	1,574	(79)
Asset management fees	2,464	2,679	(215)
Depreciation and amortization	7,243	8,212	(969)
Total expenses	$13,865	$15,263	$(1,398)

•
The increase in same store rental expenses primarily relates to an increase in real estate taxes and legal expenses, offset by a decrease in property management fees, all of which primarily relate to one of our tenants, Bay Area, which was experiencing financial difficulty.

•	The decreases in non-same store rental expenses, asset management fees and depreciation and amortization are primarily due the sale of three healthcare properties since July 1, 2017.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended September 30,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$45	$22	$23
Notes receivable interest	1,637	475	1,162
Total other interest and dividend income	1,682	497	1,185

Interest expense, net:
Interest on notes payable	(579)	(2,198)	1,619
Interest on unsecured credit facility	(2,160)	(3,393)	1,233
Amortization of deferred financing costs	(525)	(776)	251
Capitalized interest	8	1,058	(1,050)
Loss on debt extinguishment	—	(15)	15
Total interest expense, net	(3,256)	(5,324)	2,068
Provision for loan losses	(571)	(7,459)	6,888
Total other expense	(2,145)	(12,286)	10,141
Income from discontinued operations	$4,117	$10,636	$(6,519)

•
Notes receivable interest increased due to accepting equipment in exchange for full settlement on a note receivable, which resulted in a gain. The equipment was accounted for at fair value of $21,000,000, less estimated costs to sell of $100,000, and as a result, we recorded income on exchange of assets of $900,000 for the three months ended September 30, 2018. On October 22, 2018, we sold the equipment held for sale to UTMB for $21,000,000.

•
Interest on notes payable decreased due to the payoff of two notes payable since July 1, 2017, in the amount of $99.8 million. The outstanding principal balance on notes payable was $42.2 million as of September 30, 2018, as compared to $142.8 million as of September 30, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $210.0 million as of September 30, 2018, as compared to $412.5 million as of September 30, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $0.5 million for the three months ended September 30, 2018, as compared to $61.4 million for the three months ended September 30, 2017, as a result of placing three development projects into service.

•
Provision for loan losses decreased in the amount of $6.9 million. During the three months ended September 30, 2018, we recorded $0.6 million as bad debt expense on accrued interest related to notes receivable from two tenants. During the three months ended September 30, 2017, we recorded $7.5 million as bad debt expense on notes receivable and accrued interest due from one tenant.

•
Income from discontinued operations decreased due to the sale of 20 data center properties since July 1, 2017, partially offset by the gain on sale of one data center property during the three months ended September 30, 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Same store rental revenue	$34,701	$62,078	$(27,377)
Non-same store rental revenue	1,143	6,410	(5,267)
Same store tenant reimbursement revenue	(53)	1,916	(1,969)
Non-same store tenant reimbursement revenue	410	993	(583)
Other operating income	12	33	(21)
Total revenue	$36,213	$71,430	$(35,217)

•
Same store rental revenue and tenant reimbursement revenue decreased primarily due to a decrease in base rent and the write-off of straight-line rent related to Bay Area, which was experiencing financial difficulty. On August 13, 2018, we terminated the lease with Bay Area. On October 24, 2018, we entered into a lease agreement with UTMB to lease the Bay Area Regional Medical Center, which was effective as of October 22, 2018.

•	Non-same store rental revenue and tenant reimbursement revenue decreased primarily due to the sale of three healthcare properties since January 1, 2017.
Changes in our expenses are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Same store rental expenses	$7,933	$6,479	$1,454
Non-same store rental expenses	690	1,411	(721)
General and administrative expenses	4,372	5,204	(832)
Asset management fees	7,408	7,985	(577)
Depreciation and amortization	43,309	24,091	19,218
Total expenses	$63,712	$45,170	$18,542

•
An increase in same store rental expenses primarily related to an increase in real estate taxes recognized during the nine months ended September 30, 2018, due to assumption of unpaid taxes by one of our tenants, Bay Area, which was experiencing financial difficulty.

•	Non-same store rental expenses and asset management fees decreased primarily due to the sale of three healthcare properties since January 1, 2017.

•	General and administrative expenses decreased primarily due to the completion of a cost segregation study, during the nine months ended September 30, 2018.

•
Depreciation and amortization increased primarily due to the accelerated amortization of $21,296,000 related to the in-place lease intangible asset at Bay Area, partially offset by a decrease in depreciation and amortization expense due to the sale of three healthcare properties since January 1, 2017.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$241	$54	$187
Notes receivable interest	3,362	1,497	1,865
Total other interest and dividend income	3,603	1,551	2,052

Interest expense, net:
Interest on notes payable	(3,590)	(6,776)	3,186
Interest on unsecured credit facility	(5,054)	(9,493)	4,439
Amortization of deferred financing costs	(1,749)	(2,265)	516
Capitalized interest	225	2,794	(2,569)
Loss on debt extinguishment	(207)	(15)	(192)
Total interest expense, net	(10,375)	(15,755)	5,380
Provision for loan losses	(2,750)	(11,631)	8,881
Impairment loss on real estate	(5,831)	—	(5,831)
Gain on real estate dispositions	218	—	218
Total other expense	(15,135)	(25,835)	10,700
Income from discontinued operations	$36,600	$29,711	$6,889

•
Notes receivable interest increased due to accepting equipment in exchange for full settlement on a note receivable, which resulted in a gain. The equipment was accounted for at fair value of $21,000,000, less estimated costs to sell of $100,000, and as a result, we recorded income on exchange of assets of $900,000 for the nine months ended September 30, 2018. On October 22, 2018, we sold the equipment held for sale to UTMB for $21,000,000.

•
Interest on notes payable decreased due to the payoff of four notes payable since January 1, 2017 in the amount of $110.8 million. The outstanding principal balance on notes payable was $42.2 million as of September 30, 2018, as compared to $142.8 million as of September 30, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $162.9 million as of September 30, 2018, as compared to $389.7 million as of September 30, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $4.6 million for the nine months ended September 30, 2018, as compared to $56.2 million for the nine months ended September 30, 2017, as a result of placing three development projects into service.

•
Provision for loan losses decreased in the amount of $8.9 million. During the nine months ended September 30, 2018, we recorded $1.9 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable. Bad debt expense related to the personal property tax receivable was recorded in connection with Bay Area was experiencing financial difficulty. During the nine months ended September 30, 2017, we recorded $11.6 million as bad debt expense on notes receivable and accrued interest related to two tenants.

•	Impairment loss on real estate increased due to the carrying amount of one real estate property exceeding its fair value by $5.8 million.

•	Gain on real estate dispositions increased due to a gain of $0.2 million on the sale of two healthcare properties.

•
Income from discontinued operations increased primarily due to a gain of $33.3 million on the sale of five data center properties, partially offset by a decrease of $26.4 million during the nine months ended September 30, 2018, due to the sale of 20 data center properties since January 1, 2017.

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
Subsequent to the termination of our Offering and as of September 30, 2018, we had incurred approximately $223,000 in other offering costs related to the DRIP.
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
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. On August 13, 2018, our Operating Partnership and certain of our subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement to amend certain financial covenants as a result of Bay Area experiencing financial difficulty. The Company is in compliance with the covenants of the First Amendment to the Third Amended and Restated Credit Agreement. We were in compliance with all financial covenant requirements as of the date of the filing of this Quarterly Report.
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
As of September 30, 2018, we had disposed of 23 properties (20 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,398.7 million and generated net proceeds from the sale of those assets of $1,372.6 million.
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
Capital Expenditures
We require approximately $1.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of September 30, 2018, we had $1.9 million of restricted cash in lender-controlled escrow reserve accounts for capital expenditures. In addition, as of September 30, 2018, we had approximately $53.9 million in cash and cash equivalents. For the nine months ended September 30, 2018, we incurred capital expenditures of $4.5 million that primarily related to three healthcare real estate investments.
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
The proceeds of loans made under the unsecured credit facility may be used to finance the acquisition of real estate investments, for tenant improvements and leasing commissions with respect to real estate, for repayment of indebtedness, for capital expenditures with respect to real estate and for general corporate and working capital purposes. As of September 30, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $311,239,000 and an aggregate outstanding principal balance of $210,000,000; therefore, $101,239,000 was available to be drawn under the unsecured credit facility.
Cash Flows
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

	Nine Months Ended September 30,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$21,286	$87,940	$(66,654)
Net cash provided by (used in) investing activities	$234,794	$(32,975)	$267,769
Net cash used in financing activities	$(552,199)	$(51,702)	$(500,497)
Operating Activities

•
Net cash provided by operating activities decreased primarily due to the sale of 16 properties during 2017 and the sale of seven properties during the nine months ended September 30, 2018, an increase in property taxes and other operating expenses, coupled with less rent collected from two tenants, one of which was Bay Area, which are experiencing financial difficulties.

Investing Activities

•
Net cash provided by investing activities increased primarily due to the sale of 23 properties, generating $241.0 million in proceeds from real estate disposals, and decreases in capital expenditures of $15.5 million and notes receivable advances of $10.3 million.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in distributions to stockholders of $545.4 million related to the special distribution and an increase in repayments on our debt principal balances of $138.7 million, offset by an increase in proceeds from our credit facility of $210.0 million.

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
We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018			2017
Distributions paid in cash - common stockholders	$592,517,000	(1)		$47,128,000
Distributions reinvested (shares issued)	34,349,000			50,435,000
Total distributions	$626,866,000			$97,563,000
Source of distributions:
Cash flows provided by operations (3)	$21,286,000		3%	$47,128,000	48%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	34,349,000		6%	50,435,000	52%
Cash and cash equivalents - Beginning of period (3)	336,500,000	(2)	54%	—	—%
Proceeds from real estate disposals (3)	234,731,000		37%	—	—%
Total sources	$626,866,000		100%	$97,563,000	100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of September 30, 2018, were $6.3 million for common stockholders. These distributions were paid on October 1, 2018.
For the nine months ended September 30, 2018, we declared and paid distributions of approximately $626.9 million to common stockholders, which includes shares issued pursuant to the DRIP Offering, consisting of a regular distribution of $70.7 million and a special cash distribution of $556.2 million, as compared to FFO (as defined below) for the nine months ended September 30, 2018 of $9.7 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to September 30, 2018, see Note 16—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of September 30, 2018, we had approximately $252,160,000 of principal debt outstanding, of which $42,160,000 related to notes payable and $210,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of September 30, 2018, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — fixed rate debt (1)	$5,717		$—	$—	$—	$5,717
Interest payments — fixed rate debt	23		—	—	—	23
Principal payments — variable rate debt fixed through interest rate swap agreements (2)	38,392	(5)	837	16,795	—	56,024
Interest payments — variable rate debt fixed through interest rate swap agreements (3)	1,646		1,683	886	—	4,215
Principal payments — variable rate debt	190,419	(5)	—	—	—	190,419
Interest payments — variable rate debt (4)	4,820		—	—	—	4,820
Capital expenditures	1,257		—	—	—	1,257
Ground lease payments	716		1,453	1,456	33,884	37,509
Total	$242,990		$3,973	$19,137	$33,884	$299,984

(1)	This amount relates to a loan agreement that was repaid at maturity on October 11, 2018.

(2)	As of September 30, 2018, we had $56.0 million outstanding principal on notes payable and our unsecured credit facility that were fixed through the use of interest rate swap agreements.

(3)	We used the fixed rates under our interest rate swap agreements as of September 30, 2018 to calculate the debt payment obligations in future periods.

(4)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of September 30, 2018 to calculate the debt payment obligations in future periods.

(5)
Of these amounts, $210,000,000 relates to the revolving line of credit under our unsecured credit facility. The maturity date on the revolving line of credit under our unsecured credit facility is May 28, 2019, subject to our right to a 12-month extension.

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet arrangements.
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
In addition, we believe it is appropriate to disregard asset impairment write-downs as they are non-cash adjustments to recognize losses on prospective sales of real estate assets. Since losses from sales of real estate assets are excluded from FFO, we believe it is appropriate that asset impairment write-downs in advancement of realization of losses should be excluded. Impairment write-downs are based on negative market fluctuations and underlying assessments of general market conditions, which are independent of our operating performance, including, but not limited to, a significant adverse change in the financial condition of our tenants, changes in supply and demand for similar or competing properties, changes in tax, real estate, environmental and zoning law, which can change over time. When indicators of potential impairment suggest that the carrying value of real estate and related assets may not be recoverable, we assess the recoverability by estimating whether we will recover the carrying value of the asset through undiscounted future cash flows and eventual disposition (including, but not limited to, net rental and lease revenues, net proceeds on the sale of property and any other ancillary cash flows at a property or group level under GAAP). If based on this analysis, we do not believe that we will be able to recover the carrying value of the real estate asset, we will record an impairment write-down to the extent that the carrying value exceeds the estimated fair value of the real estate asset. Testing for indicators of impairment is a continuous process and is analyzed on a quarterly basis or when indicators of impairment exist. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of FFO as described above, investors are cautioned that due to the fact that identifying impairments is based on estimated future undiscounted cash flows and that we intend to have a relatively limited term of our operations, it could be difficult to recover any impairment charges through the eventual sale of the property.
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
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Our board of directors will determine to pursue a liquidity event when it believes that the then-current market conditions are favorable. Thus, we will not continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives (formerly known as the Investment Program Association), or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income (loss) as determined under GAAP.
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
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands, except share data and per share amounts):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017		2018	2017
Net income (loss) attributable to common stockholders	$5,570	$6,046		$(6,019)	$27,118
Adjustments:
Depreciation and amortization	7,243	18,336		43,309	54,491
Impairment loss on real estate	—	—		5,831	—
Gain on real estate dispositions from discontinued operations	(4,007)	—		(33,251)	—
Gain on real estate dispositions from continuing operations	—	—		(218)	—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	(719)		—	(2,172)
FFO attributable to common stockholders	$8,806	$23,663		$9,652	$79,437
Adjustments:
Amortization of intangible assets and liabilities (1)	(184)	(781)		(634)	(2,334)
Change in fair value of contingent consideration	—	(1,880)		—	(2,920)
Straight-line rent (2)	(1,078)	(2,324)		12,863	(10,111)
Loss on debt extinguishment	—	15		207	15
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	446	(3)	—	849	(4)
MFFO attributable to common stockholders	$7,544	$19,139		$22,088	$64,936
Weighted average common shares outstanding - basic	181,260,431	186,295,970		182,671,045	185,834,940
Weighted average common shares outstanding - diluted	181,282,589	186,295,970		182,671,045	185,853,976
Weighted average common shares outstanding - diluted for FFO	181,282,589	186,312,758		182,693,045	185,853,976
Net income (loss) per common share - basic	$0.03	$0.03		$(0.03)	$0.15
Net income (loss) per common share - diluted	$0.03	$0.03		$(0.03)	$0.15
FFO per common share - basic	$0.05	$0.13		$0.05	$0.43
FFO per common share - diluted	$0.05	$0.13		$0.05	$0.43

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

(2)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. For the three and nine months ended September 30, 2018, we wrote off approximately $0 and $17,628,000, respectively, of straight-line rent related to Bay Area, a tenant that was experiencing financial difficulty. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(3)	Of this amount, $254,000 related to straight-line rents and $192,000 related to above- and below-market leases.

(4)	Of this amount, $273,000 related to straight-line rents and $576,000 related to above- and below-market leases.
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
The following table summarizes our principal debt outstanding as of September 30, 2018 (amounts in thousands):

September 30, 2018
Notes payable:
Fixed rate notes payable	$5,717
Variable rate notes payable fixed through interest rate swaps	18,024
Variable rate notes payable	18,419
Total notes payable	42,160
Unsecured credit facility:
Variable rate unsecured credit facility fixed through interest rate swaps	38,000
Variable rate unsecured credit facility	172,000
Total unsecured credit facility	210,000
Total principal debt outstanding (1)	$252,160

(1)	As of September 30, 2018, the weighted average interest rate on our total debt outstanding was 3.9%.
As of September 30, 2018, $190.4 million of the $252.2 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.0% per annum. As of September 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $1.0 million per year.
As of September 30, 2018, we had two interest rate swap agreements outstanding, which mature on May 28, 2019 and October 11, 2022, with an aggregate notional amount under the swap agreements of $56.0 million and an aggregate settlement asset value of $0.9 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of September 30, 2018, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $1.3 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of September 30, 2018, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay and have no limits on the amounts we may pay, distributions from sources other than from our cash flows from operations. For the nine months ended September 30, 2018, our cash flows provided by operations of approximately $21.3 million was a shortfall of $49.4 million, or 69.9%, of our ordinary distributions (total ordinary distributions were approximately $70.7 million, of which $36.3 million was cash and $34.4 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from our DRIP, our unsecured credit facility and proceeds from real estate dispositions. In addition, for the nine months ended September 30, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate dispositions and proceeds from our unsecured credit facility.
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
If we cannot maintain certain tenant occupancy levels in our properties, we may not generate sufficient cash flows from operations to pay distributions, which may result in a lower return on a stockholder's investment than he or she may expect.We may pay, and have no limits on the amounts we may pay, distributions from any source, such as from borrowings, the sale of assets, the sale of additional securities, advances from our Advisor, our Advisor’s deferral, and suspension and/or waiver of its fees and expense reimbursements. Funding distributions from borrowings could restrict the amount we can borrow for investments, which may affect our profitability. Funding distributions from the sale of assets may affect our ability to generate cash flows. Funding distributions from the sale of additional securities could dilute stockholders' interest in us if we sell shares of our common stock to third party investors. As a result, the return investors may realize on their investment may be reduced and investors who invested in us before we generated significant cash flow may realize a lower rate of return than later investors. Payment of distributions from any of the aforementioned sources could restrict our ability to generate sufficient cash flows from operations, affect our profitability and/or affect the distributions payable upon a liquidity event, any or all of which may have an adverse effect on an investment in us.
A high concentration of our properties in a particular geographic area, or of tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
As of September 30, 2018, we owned 30 real estate investments, located in 32 MSAs, three of which accounted for 10.0% or more of our revenue from continuing operations for the nine months ended September 30, 2018. Real estate investments located in the San Antonio-New Braunfels, Texas MSA, the Dallas-Fort Worth-Arlington, Texas MSA and the Akron, Ohio MSA accounted for 12.0%, 10.8% and 10.0%, respectively, of our revenue from continuing operations for the nine months ended September 30, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the nine months ended September 30, 2018, 100.0% of our revenue from continuing operations was from healthcare properties.
As of September 30, 2018, we had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, 21st Century Oncology, Inc. and Surgery Partners, Inc.

accounted for 21.1%, 13.0% and 10.0%, respectively, of revenue from continuing operations for the nine months ended September 30, 2018.
Our investments in properties where the underlying tenant has below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default.
As of September 30, 2018, approximately 9.4% of our tenants had an investment grade rating from a major ratings agency, 21.5% of our tenants were rated but did not have an investment grade rating from a major ratings agency and 69.1% of our tenants were not rated. Approximately 7.4% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but is not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
The estimated value per share of our common stock may not reflect the value that stockholders will receive for their investment.
On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, approved and established the Estimated Per Share NAV of $5.33, based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2018. We provided the Estimated Per Share NAV to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports.
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
For a full description of the methodologies used to value our assets and liabilities in connection with the calculation of the Estimated Per Share NAV, see our Current Report on Form 8-K filed with the SEC on October 1, 2018.
Our stockholders are limited in their ability to sell their shares pursuant to our share repurchase program and may have to hold their shares for an indefinite period of time and if our stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Our share repurchase program includes numerous restrictions that limit stockholders' ability to sell their shares. Subject to funds being available, we will limit the number of shares repurchased pursuant to our share repurchase program to 5.0% of the number of shares outstanding on December 31st of the previous year. Funding for the share repurchase program will be limited to proceeds received from the sale of shares pursuant to our distribution reinvestment plan during the prior calendar year an other operating funds, if any, reserved by our board of directors, in its sole discretion. Regardless of these limitations, we are not obligated to repurchase shares under the share repurchase program.
As disclosed in our Current Report on Form 8-K filed with the SEC on April 30, 2018, \we determined that we reached the calendar year limitation of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year under our share repurchase program and were not able to fully process all repurchase requests for the month of April 2018, and will not process any further repurchase requests for the remainder of the year ending December 31, 2018.
On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, approved and established an Estimated Per Share NAV of our common stock of $5.33 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. Therefore, commencing with share repurchases in January 2019, the repurchase price for all stockholders will be $5.33 per share.
We currently expect to update our Estimated Per Share NAV at least annually, at which time the repurchase price per share may also change. Our board of directors may reject any request for repurchase of shares, suspend (in whole or in part) the share repurchase program at any time and from time to time upon notice to our stockholders and amend, suspend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days’ notice to our stockholders for any reason it deems appropriate. These restrictions may severely limit stockholders' ability to sell their shares should they require liquidity, and limit stockholders' ability to recover the value they invested or the fair market value of their shares.
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
The healthcare industry continues to face various challenges, including increased government and private payor pressure on healthcare providers to control or reduce costs. It is possible that our tenants will continue to experience a shift in payor mix away from fee-for-service payors, resulting in an increase in the percentage of revenues attributable to reimbursement based upon value based principles and quality driven managed care programs, and general industry trends that include pressures to control healthcare costs. The federal government's goal is to move approximately ninety percent (90%) of its reimbursement for providers to be based upon quality outcome models. Pressures to control healthcare costs and a shift away from traditional health insurance reimbursement based upon a fee for service payment to payment based upon quality outcomes have increased the uncertainty of payments.
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
The insurance plans that participated on the health insurance exchanges created by the Patient Protection and Affordable Care Act of 2010 (“Healthcare Reform Act”) were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. In addition, the health insurance exchange program included risk adjustment payments that allocated payments to insurers that had the most complex patients. However, effective July 7, 2018, the federal government suspended $10.4 billion of the risk adjustment payments based upon a court order that the payment methodology was flawed. The federal government is currently defending several lawsuits from the insurance plans that participate on the health insurance exchange regarding the failure to remit payment for the risk corridor subsidies. The federal government is also subject to pending litigation regarding the suspension of the risk adjustment payments. If the insurance companies do not receive payments, the insurance companies may also cease to participate on the insurance exchange which limits insurance options for patients. If patients do not have access to insurance coverage it may adversely impact the tenant’s revenues and the tenant’s ability to pay rent.
In addition to the failure to remit payment for the risk corridor payment and the recent suspension of the risk adjustment payments, the federal government also ceased to provide the cost-share subsidies to the insurance companies that offered the silver plan benefits on the Health Information Exchange. The termination of the cost-share subsidies would impact the subsidy payments due in 2017 and will likely adversely impact the insurance companies, causing an increase in the premium payments for the individual beneficiaries in 2018. Nineteen State Attorney Generals filed suit to force the Trump Administration to reinstate the cost share subsidy payments. On October 25, 2017, a California Judge ruled in favor of the Trump Administration and found that the federal government was not required to immediately reinstate payment for the cost shares subsidy. The injunction sought by the Attorney Generals’ lawsuit was denied. Subsequently, several insurers filed suit in the U.S. Court of Federal Claims to recover cost-share reduction payments, and in two of the matters, the Court of Federal Claims ruled in favor of the insurers. Nevertheless, because of the government’s refusal to make cost-share reduction payments, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
There are multiple lawsuits in several judicial districts brought by qualified health plans to recover the prior risk corridor payments that were anticipated to be paid as part of the health insurance exchange program. In June 2018, the Court of Appeals for the Federal Circuit issued an opinion in Moda Health Plan v. United States, concluding that the government does not have to pay health insurers that offered qualified health plans (QHPs) the full amount owed to them in risk corridors payments. Additional cases are still pending, but at this time two key cases have been determined in favor of the government withholding payment of the risk corridor payment. If the Administration or the court system decisions that risk corridor or risk share payments are not required to be paid to the qualified health plans offering insurance coverage on the health insurance exchange program remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants may have an increase of self-pay patients and collections may decline, adversely impacting the tenants’ ability to pay rent.
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
On January 11, 2018, the Centers for Medicare and Medicaid Services (“CMS”) issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. CMS received proposals from 10 states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas and New Hampshire were granted waivers for their programs and require Medicaid beneficiaries to work or get ready for employment. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver finding the approval was arbitrary and the Court referred it back to CMS. If the “work requirement” expands to the states, Medicaid programs it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent.
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans (SNPs), which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program (CHIP) through 2027; (iii) expansion of Medicare coverage for telemedicine services; and (iv) expanded testing of certain value based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants, any reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.
Beginning in 2018, the Centers for Medicare and Medicaid Services cut funding to the 340B Program, which is intended to lower drug costs for certain health care providers. The cuts to the 340B Program may result in some of our tenants having less money available to cover operational costs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
On July 20, 2018, we granted an aggregate of 9,000 shares of restricted common stock under our 2010 Restricted Share Plan to our three independent directors in connection with each independent director's re-election to our board of directors. Each independent director received 3,000 shares of restricted common stock. The shares were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act. There were no other sales of unregistered securities during the three months ended September 30, 2018.
Share Repurchase Program
Our share repurchase program permits stockholders to request to sell their shares back to us after they have held them for at least one year, subject to certain conditions and limitations. We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year (the "5% limitation"). In addition, the share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchased our shares of common stock from February 15, 2018 through the remainder of the year ending December 31, 2018 were based on the most recent estimated per share NAV, which effective February 15, 2018, was $6.26, and the period of time each stockholder has held its shares. Our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
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
On July 30, 2018, we filed a Current Report on Form 8-K announcing our board of directors approved and adopted the Amended and Restated Share Repurchase Program. Subsequently, on October 25, 2018, we filed a Current Report on Form 8-

K announcing that our board of directors approved and adopted the Second Amended and Restated Share Repurchase Program, or the Amended & Restated SRP, to make several clarifications to the Amended and Restated SRP. The Amended & Restated SRP will be effective when we recommence repurchasing shares of common stock in 2019. Further, if a repurchase is granted, we or our agent will send the repurchase amount to each stockholder, estate, heir, or beneficiary on or about the tenth day of such quarter (the "Repurchase Date").
The Amended & Restated SRP provides that we will repurchase shares on a quarterly, instead of monthly, basis, and will limit the amount of shares repurchased pursuant to the Amended & Restated SRP as follows: (a) on the first quarter Repurchase Date, we will not repurchase in excess of 2.0% of the number of shares outstanding as of December 31 of the prior calendar year; (b) on the second quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; (c) on the third quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; and (d) on the fourth quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year. During any calendar year, we will not repurchase in excess of 5.0% of the number of shares outstanding on December 31st of the previous calendar year (the “5.0% Annual Limitation”). In the event we do not meet an applicable quarterly share repurchase limitation, we will increase the share limitation in the next quarter and continue to adjust the quarterly share limitations in accordance with the 5.0% Annual Limitation. For shares to be eligible for repurchase, we must receive a written purchase request at least five business days prior to the first day of the quarter in which the stockholder or his or her estate, heir or beneficiary, as applicable, requests a repurchase of his or her or its shares. We will either accept or reject a repurchase request on the first day of each quarter, and will process accepted repurchase requests on or about the Repurchase Date
In addition, the Amended & Restated SRP provides that we will process repurchase requests made in connection with the death or qualifying disability of a stockholder or, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy, prior to processing any other repurchase requests. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or qualifying disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of our board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests.
On September 27, 2018, our board of directors, at the recommendation of our audit committee, established an updated Estimated Per Share NAV of our common stock of $5.33 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2018. Therefore, commencing with share repurchases in January 2019, the repurchase price for all stockholders will be $5.33 per share, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock.
There were no repurchase requests fulfilled pursuant to our share repurchase program during the three months ended September 30, 2018.
Use of Public Offering Proceeds
As of September 30, 2018, we had issued approximately 201.7 million shares of common stock in our Offerings for gross proceeds of $1,981.1 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $46.6 million in notes receivable and $127.1 million in a preferred equity investment as of September 30, 2018. As of September 30, 2018, we had invested $186.6 million in capital improvements related to certain real estate investments.
As of September 30, 2018, we had disposed of 23 properties (20 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,398.7 million and generated net proceeds from the sale of those assets of $1,372.6 million. In connection with the dispositions, we repaid mortgage loans associated with these properties for approximately $308.2 million, including accrued interest. In connection with tenant financial difficulties at two properties, one of which is Bay Area, we repaid two associated mortgage loans for approximately $116.0 million, including accrued interest.
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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as a part of this report or incorporated by reference.

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

10.1
Lease Termination and License Agreement, by and between HC-200 BLOSSOM STREET, LLC and BAY AREA REGIONAL MEDICAL CENTER, LLC (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 16, 2018, and incorporated herein by reference).

10.2
First Amendment to Third Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the guarantors and the lenders party thereto, dated August 13, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 17, 2018, and incorporated herein by reference).

10.3
Consent Letter dated August 23, 2018, by and among Carter/Validus Operating Partnership, LP and KeyBank National Association, as Agent for itself and the other lenders from time to time a party to the KeyBank Credit Facility Agreement (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 27, 2018, and incorporated herein by reference).

10.4
First Amendment to the Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP dated September 21, 2018 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on September 21, 2018, and incorporated herein by reference).

31.1*	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Consent of Robert A. Stanger & Co., Inc. (included as Exhibit 99.3 to the Registrant's Current Report on Form 8-K (File No. 000-54675) filed on October 1, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: November 14, 2018	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 14, 2018	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)