Form 10-K
period 2018-12-31
Carter Validus Mission Critical REIT, Inc.
filed 2019-03-22
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for comply with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
While there is no established market for the Registrant’s shares of common stock, the Registrant has made an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11. The Registrant ceased offering shares of common stock in its primary offering on June 6, 2014. The last price paid to acquire a share in the Registrant’s primary offering was $10.00 per share of common stock, with discounts available for certain categories of purchasers. Effective October 1, 2018, the estimated share value of the registrant's common stock is $5.33 per share, which represents the net asset value as of June 30, 2018, approved by the Registrant's board of directors on September 27, 2018.
As of June 30, 2018, there were approximately 180,252,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding held by non-affiliates, for an aggregate value of approximately $1,802,908,000, assuming $6.26 per share, the most recent estimated per share net asset value of the registrant's common stock established by the registrant's board of directors at that time.
As of March 18, 2019, there were approximately 180,648,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

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

PART I
Item 1. Business.
The Company
Carter Validus Mission Critical REIT, Inc., or the Company, or we, is a Maryland corporation incorporated on December 16, 2009, that has elected to be taxed, and currently qualifies, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes commencing with the taxable year ended December 31, 2011. We were organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, our board of directors made a determination to sell our data center properties. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the years presented. As a result, we classified the assets in our data centers segment as discontinued operations. During the years ended December 31, 2018 and 2017, we sold five data center properties and 15 data center properties, respectively. As a result, as of December 31, 2018, we had completed the disposition of all our data center properties.
In addition, during the years ended December 31, 2018 and 2017, we sold two healthcare properties and one healthcare property, respectively.
As of December 31, 2018, we owned 30 real estate investments, consisting of 61 properties, located in 32 metropolitan statistical areas, or MSAs, all of which were part of the healthcare portfolio. As of December 31, 2018, the rentable space of these real estate investments was 92% leased.
We ceased offering shares of common stock in our initial public offering, or our Offering, on June 6, 2014. At the completion of our Offering, we had raised gross offering proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to a distribution reinvestment plan, or the DRIP). We will continue to issue shares of common stock under the DRIP pursuant to the Third DRIP Offering (as defined below) until such time as we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC or the Third DRIP Offering is terminated by our board of directors.
On April 14, 2014, we registered 10,526,315 shares of common stock with a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the First DRIP Offering. On November 25, 2015, we ceased offering shares of common stock pursuant to the First DRIP Offering and registered an additional 10,473,946 shares of common stock for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the Second DRIP Offering. On May 22, 2017, we ceased offering shares of common stock pursuant to the Second DRIP Offering and registered an additional 11,387,512 shares of common stock for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the Third DRIP Offering. We refer to the First DRIP Offering, the Second DRIP Offering and the Third DRIP Offering collectively as the DRIP Offerings, and together with our Offering, as our Offerings. As of December 31, 2018, we had issued approximately 203,039,000 shares of common stock in our Offerings for gross proceeds of $1,988,580,000, before share repurchases of $169,200,000 and offering costs, selling commissions and dealer manager fees of $174,852,000.
On November 16, 2015, our board of directors, at the recommendation of the audit committee of the board, or the Audit Committee, which is comprised solely of independent directors, established an estimated net asset value, or NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of September 30, 2015, of $10.05. On November 28, 2016, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2016, of $10.02. On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, which was equal to the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33. Each Estimated Per Share NAV was calculated for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340.We intend to publish an updated Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with Carter/Validus Advisors, LLC, or our Advisor, and an independent third-party valuation firm.

Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by our affiliated Advisor pursuant to an advisory agreement, or the Advisory Agreement, by and among us, our Advisor and our Operating Partnership. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
Carter Validus Real Estate Management Services, LLC, or our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received fees during our acquisition stage and will continue to receive fees during our operational stages, and our Advisor may be eligible to receive fees during our liquidation stage.
Except as the context otherwise requires, “we,” “our,” “us,” and the “Company” refer to Carter Validus Mission Critical REIT, Inc., our Operating Partnership and all majority-owned subsidiaries and controlled subsidiaries.
Key Developments during 2018 and Subsequent

•
As of December 31, 2018, we paid aggregate distributions, since inception, of approximately $1,152,887,000, including the special cash distribution of $556,227,000 paid on March 16, 2018 ($842,591,000 in cash and $310,296,000 reinvested in shares of common stock pursuant to the DRIP). As of March 18, 2019, we paid aggregate distributions, since inception, of approximately $1,167,207,000 ($850,342,000 in cash and $316,865,000 reinvested in shares of common stock pursuant to the DRIP).

•
During the year ended December 31, 2018, we sold seven properties, which consisted of five data center properties and two healthcare properties, comprising of approximately 988,000 rentable square feet, for an aggregate sale price of $245,665,000. In connection with the dispositions of our properties during the year ended December 31, 2018, we removed five properties from the unencumbered pool of the unsecured credit facility, which decreased our total unencumbered pool availability by approximately $106,500,000.

•
During the year ended December 31, 2018, 18 of our properties were resubmitted to the unencumbered pool of the unsecured credit facility, which increased our total unencumbered pool availability under the unsecured credit facility by approximately $61,185,000. As of December 31, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $311,879,000 and an aggregate outstanding principal balance of $190,000,000. As of December 31, 2018, $121,879,000 was available to be drawn on the unsecured credit facility.

•
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains the Chairman of our board of directors. In connection with Mr. Carter's resignation as Chief Executive Officer, the board of directors elected Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as our President, a position he has held since August 2010.

•
We reached the limitation on the number of shares that may be repurchased in any calendar year, and therefore, did not fully accommodate all repurchase requests for the month of April 2018, and did not process any further requests under the share repurchase program for the remainder of the year ended December 31, 2018. During the year ended December 31, 2018, we repurchased approximately 9,321,000 shares of common stock, for an aggregate purchase price of $64,289,000 (an average of $6.90 per share).

•
On May 4, 2018, Bay Area Regional Medical Center, LLC, or Bay Area, a former tenant, announced in a press release that it was closing its operations on May 10, 2018, and intended to file for bankruptcy. On May 4, 2018, we repaid our outstanding mortgage note payable related to the property in the principal amount of $84,667,000. On August 13, 2018, we terminated our lease agreement with Bay Area. On October 24, 2018, we entered into a lease agreement with a new tenant, the Board of Regents of the University of Texas System, or the Board of Regents, which is an affiliate of the University of Texas Medical Branch, or UTMB, to lease the UTMB Health Clear Lake Campus (formerly known as the Bay Area Regional Medical Center) property. The lease agreement was effective as of October 22, 2018. The lease agreement has an initial 15-year term with three 5-year renewal terms exercisable at the option of the Board of Regents (subject to certain conditions) and provides for a fixed base rent for the first five years of the lease term that will be payable monthly, subsequent to a free-rent period from October 1, 2018 to June 30, 2019.

•
On July 26, 2018, our board of directors approved and adopted the Amended and Restated Share Repurchase Program, or the First Amended & Restated SRP, which, among other things, provides that we will repurchase shares on a quarterly, instead of monthly basis, effective with repurchases in 2019. On October 24, 2018, our board of directors approved and adopted the Second Amended and Restated Share Repurchase Program, or the Second Amended &

Restated SRP, in order to clarify the date on which we will repurchase shares each quarter. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information.

•
On September 13, 2018, Lisa A. Drummond retired as our Secretary, effective immediately. Our board of directors elected Todd M. Sakow as our Secretary, effective September 13, 2018. Mr. Sakow continues to serve as our Chief Financial Officer and Treasurer, positions he has held since August 2010.

•	On September 27, 2018, our board of directors established an updated Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33.

•
As of March 18, 2019, we owned, through wholly-owned subsidiaries, a portfolio of 30 real estate investments consisting of 61 properties, located in 32 MSAs and comprising an aggregate of 2,578,000 gross rental square feet of commercial space. As of March 18, 2019, our properties were 92% leased.

•	As of March 18, 2019, we had $218,000,000 outstanding under the unsecured credit facility.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. Our telephone number is (813) 287-0101.
Investment Objectives and Policies
Our primary investment objectives are to:

•	acquire well-maintained and strategically-located, quality, commercial real estate properties with a focus on the healthcare sector, which provide current cash flows from operations;

•	be prudent, patient and deliberate with respect to the purchase and sale of our investments considering current and future real estate markets.

•	pay regular cash distributions to stockholders;

•	preserve, protect and return capital contributions to stockholders;

•	realize appreciated growth in the value of our investments upon the sale of such investments.
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
Investment Strategy
Primary Investment Focus
During our operating phase, we focus our investment activities on acquiring strategically located, well-constructed income-producing commercial real estate predominantly in the healthcare sector located throughout the continental United States, preferably with long-term net leases to creditworthy tenants, and originating or acquiring real estate debt backed by similar income-producing commercial real estate predominantly in such sectors. The real estate debt we originate or acquire, or securities in which we invest, may include first mortgage debt, bridge loans, mezzanine loans or preferred equity. We have and may continue to invest in real estate-related debt and securities that meet our investment strategy and return criteria. The sizes of individual properties we purchase vary significantly, but we expect most of the properties we acquire in the future will continue to have a purchase price between $25 million and $200 million. The number and mix of properties and other real estate-related investments comprising our portfolio will depend upon real estate market conditions and other circumstances existing at the time we acquire the properties and other real estate-related investments.
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
As determined appropriate by our Advisor, we may acquire properties in various stages of development or that requires substantial refurbishment or renovation. Our Advisor will make this determination based upon a variety of factors, including the available risk-adjusted returns for such properties when compared with other available properties, the effect such properties would have on the diversification of our portfolio, and our investment objectives of realizing both current income and capital appreciation upon the sale of such properties.
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
We have incurred, and intend to continue to incur, debt to acquire properties when our board of directors determines that incurring such debt is in our best interest. In addition, from time to time, we may acquire properties without financing and later incur mortgage debt secured by one or more of such properties. There is no limitation on the amount we may borrow against any single improved property. Pursuant to our charter, we are required to limit our aggregate borrowings to 75% of the greater of cost (or 300% of net assets) (before deducting depreciation or other non-cash reserves) or fair market value of our gross assets, unless excess borrowing is approved by a majority of the independent directors and disclosed to stockholders in our next quarterly report along with the justification for such excess borrowing. Our board of directors has adopted a policy to further limit our aggregate borrowings to 50% of the greater of cost (before deducting depreciation or other non-cash reserves) or fair market value of our assets, unless borrowing a greater amount is approved by a majority of our independent directors and disclosed to stockholders in our next quarterly report following any such borrowing along with justification for borrowing such greater amount; provided, however, that this policy limitation does not apply to individual real estate assets or investments.
Creditworthy Tenants
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of the date of this Annual Report, we have not identified any material change in any of our significant tenants' credit quality.
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
Description of Leases
We generally acquire properties subject to existing leases with tenants. When spaces in properties become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into net leases. Net leases typically require tenants to pay, in addition to a fixed rental, the costs relating to the three broad expense categories of real estate taxes (including special assessments and sales and use taxes), insurance and common area maintenance (including repair and maintenance, utilities, cleaning and other operating expenses related to the property, excluding the roof and structure of the property. Generally, the leases require each tenant to procure, at its own expense, commercial general and excess liability insurance, and in some cases professional liability or environmental coverage as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable as loss payee, and additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, secondary liability insurance, pollution liability coverage as well as loss of rents insurance that covers two years rent in the event of a rental loss. Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. With respect to multi-tenant properties, we expect to have a variety of lease partnerships with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases to those tenants.

A majority of our acquisitions have lease terms of ten years or longer at the time of the property acquisition. As of December 31, 2018, the weighted average remaining lease term of our properties was 12.1 years. We have acquired and may continue to acquire properties under which the lease term is in progress and has a partial term remaining. We also may acquire properties with shorter lease terms if the property is in an attractive location, difficult to replace, or has other significant favorable real estate attributes. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at certain points during the lease term. In general, we will not permit leases to be assigned or subleased without our prior written consent. If we do not consent to an assignment or sublease, the original tenant generally will remain fully liable under the lease, unless we release that tenant from its obligations under the lease.
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
Investing in and Originating Loans
We have and may continue to originate real estate loans. Our criteria for investing in loans are substantially the same as those involved in our investment in properties. We may originate or invest in real estate loans including, but not limited to, investments in first, second and third mortgage loans, wraparound mortgage loans, construction mortgage loans on real property, preferred equity loans, and loans on leasehold interest mortgages. We also may invest in participations in mortgage, bridge or mezzanine loans. Further, we may invest in unsecured loans or loans secured by assets other than real estate; however, we will not make unsecured loans or loans not secured by mortgages unless such loans are approved by a majority of our independent directors. A bridge loan is short-term financing for an individual or business, until permanent or the next stage of financing, can be obtained. A mezzanine loan is a loan made in respect of certain real property that is secured by a lien on the ownership interests of the entity that, directly or indirectly, owns the real property. These loans would be subordinate to the mortgage loans directly on the underlying property.
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
The selling price of a property that is net-leased will be determined in large part by the amount of rent payable under the lease and the capitalization rate applied to that rent. If a tenant has a repurchase option at a formula price, we may be limited in realizing any appreciation. In connection with sales of our properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. The terms of payment will be affected by industry customs in the area in which the property being sold is located and the then-prevailing economic conditions.
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

Competition in Acquiring, Leasing and Operating Properties
Conflicts of interest will exist to the extent that we may acquire, or seek to acquire, properties in the same geographic areas where properties owned by Carter Validus Mission Critical REIT II, Inc., the other publicly registered, non-traded REIT offered, distributed and/or managed by affiliates of our Advisor, or any other programs focused on healthcare assets that may be sponsored by affiliates of our advisor in the future, are located. In such a case, a conflict could arise in the acquisition or leasing of properties if we and another program sponsored by affiliates of our Advisor were to compete for the same properties or tenants in negotiating leases, or a conflict could arise in connection with the resale of properties if we and another program sponsored by affiliates of our Advisor were to attempt to sell similar properties at the same time. Conflicts of interest also may exist at such time as we or our affiliates, managing properties on our behalf, seek to employ developers, contractors or building managers, as well as under other circumstances. Our Advisor will seek to reduce conflicts relating to the employment of developers, contractors or building managers by making prospective employees aware of all such properties seeking to employ such persons. In addition, our Advisor will seek to reduce conflicts that may arise with respect to properties available for sale or rent by making prospective purchasers or tenants aware of all properties. However, these conflicts cannot be fully avoided in that there may be established differing compensation arrangements for employees at different properties or differing terms for resales or leasing of the various properties.
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
Joint Ventures with Affiliates of Our Advisor
We may enter into joint ventures with other programs sponsored by affiliates of our Advisor (as well as other parties) for the acquisition, development or improvement of properties. We will not enter into a joint venture with our Sponsor, our Advisor, any director or any affiliate thereof, unless a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction, approve the transaction as being fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures. Our Advisor and its affiliates may have conflicts of interest in determining which programs sponsored by affiliates of our Advisor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals which are, or which may become inconsistent with our business interests or goals. In addition, should any such joint venture be consummated, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.
Receipt of Fees and Other Compensation by Our Advisor and Its Affiliates
Transactions involving the purchase and sale of properties have resulted, and may in the future result, in the receipt of commissions, fees and other compensation by our Advisor and its affiliates, including, as applicable, acquisition and advisory fees, property management and leasing fees, disposition fees, brokerage commissions and participation in net sale proceeds. Subject to oversight by our board of directors, our Advisor will have considerable discretion with respect to all decisions relating to the terms and timing of all transactions. Therefore, our Advisor may have conflicts of interest concerning certain actions taken on our behalf, particularly due to the fact that such fees generally will be payable to our Advisor and its affiliates regardless of the quality of the properties acquired or the services provided to us.
Employees
We have no direct employees. The employees of our Advisor and its affiliates provide services for us related to acquisition, property management, asset management, accounting, investor relations, and all other administrative services.
We are dependent on our Advisor and its affiliates for services that are essential to us, including asset acquisition and disposition decisions, property management and other general administrative responsibilities. In the event that our Advisor or its affiliates become unable to provide these services to us, we would be required to obtain such services from other sources.
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
Concentration of Credit Risk and Significant Leases
As of December 31, 2018, we had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. We limit our cash investments to financial institutions with high credit standings; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have not experienced loss of or lack of access to cash in our accounts.
Based on leases of our properties in effect as of December 31, 2018, two exposures to tenant concentrations accounted for 10.0% or more of our 2018 revenue from continuing operations. The following table shows the tenants that accounted for 10.0% or more of our 2018 revenue from continuing operations:

Tenant	Property	Segment	2018 Revenue from Continuing Operations (in thousands) (1)	Percentage of 2018 Revenue from Continuing Operations	Leased Sq Ft	Lease Expiration Date
Post Acute Medical, LLC (2)	(2)	Healthcare	$14,547	20.2%	355,241	(2)
21st Century Oncology, Inc	21st Century Oncology Portfolio	Healthcare	8,973	12.5%	200,132	01/15/2033
			$23,520		555,373

(1)	Revenue from continuing operations is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive (loss) income.

(2)	The following leases are under common control of the guarantor, Post Acute Medical, LLC:

Tenant	Property	Lease Expiration Date
Post Acute Medical at San Antonio, LLC	Post Acute/Warm Springs Rehab Hospital of Westover Hills	08/31/2036
Post Acute Medical at San Antonio, LLC	Warm Springs Rehabilitation Hospital	08/31/2036
Warm Springs Specialty Hospital of San Antonio, LLC	San Antonio Healthcare Facility	01/31/2037
Warm Springs Rehabilitation Hospital of Victoria, LLC	Post Acute Medical - Victoria I	05/22/2036
Post Acute Medical at Victoria, LLC	Post Acute Medical - Victoria II	05/22/2036
Post Acute Medical of New Braunfels, LLC	Post Acute Medical - New Braunfels	05/22/2036
PAM II of Covington, LLC	Post Acute Medical - Covington	05/22/2036
Post Acute Medical at Hammond, LLC	Post Acute Medical - Hammond	05/22/2036
Based on leases of our properties in effect as of December 31, 2018, the following table shows the geographic diversification of our real estate properties that accounted for 10.0% or more of our revenue from continuing operations as of December 31, 2018:

MSA	Total Number of Leases	Leased Sq Ft	2018 Revenue from Continuing Operations (in thousands) (1)	Percentage of 2018 Revenue from Continuing Operations
San Antonio-New Braunfels, TX	7	320,514	$8,346	11.6%
Dallas-Fort Worth-Arlington, TX	3	169,290	7,470	10.4%
	10	489,804	$15,816

(1)	Revenue from continuing operations is based on the total revenue recognized and reported in the accompanying consolidated statements of comprehensive (loss) income.

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
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay and have no limits on the amounts we may pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2018, our cash flows provided by operations of approximately $23.6 million was a shortfall of $63.1 million, or 72.8%, of our ordinary distributions (total ordinary distributions were approximately $86.7 million, of which $44.9 million was cash and $41.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, our unsecured credit facility and proceeds from real estate dispositions. In addition, for the year ended December 31, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate dispositions and proceeds from our unsecured credit facility.
For the year ended December 31, 2017, our cash flows provided by operations of approximately $105.3 million was a shortfall of $24.8 million, or 19.1%, of our distributions (total distributions were approximately $130.1 million, of which $63.1 million was cash and $67.0 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP.
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
Our share repurchase program includes numerous restrictions that limit stockholders' ability to sell their shares. Subject to funds being available, we will limit the number of shares repurchased pursuant to our share repurchase program to 5.0% of the number of shares outstanding on December 31st of the previous year. Further, we will limit the number of shares repurchased each quarter in accordance with our share repurchase program.
Funding for the share repurchase program will be limited to proceeds received from the sale of shares pursuant to our distribution reinvestment plan during the prior calendar year and other operating funds, if any, reserved by our board of directors, in its sole discretion. Regardless of these limitations, we are not obligated to repurchase shares under the share repurchase program.
As disclosed in our Current Report on Form 8-K filed with the SEC on April 30, 2018, we determined that we reached the calendar year limitation of 5.0% of the number of shares of common stock outstanding on December 31st of the previous calendar year under our share repurchase program and were not able to fully process all repurchase requests for the month of April 2018, and would not process any further repurchase requests for the remainder of the year ending December 31, 2018.
On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, approved and established an Estimated Per Share NAV of our common stock of $5.33 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. Therefore, commencing with share repurchases in January 2019, the repurchase price for all stockholders is $5.33 per share.
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
As of December 31, 2018, we owned 30 real estate investments, located in 32 MSAs, two of which accounted for 10.0% or more of our revenue from continuing operations for the year ended December 31, 2018. Real estate investments located in the San Antonio-New Braunfels, Texas MSA and the Dallas-Fort Worth-Arlington, Texas MSA accounted for 11.6% and 10.4%, respectively, of our revenue from continuing operations for the year ended December 31, 2018. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the year ended December 31, 2018, 100.0% of our revenue from continuing operations was from healthcare properties.
As of December 31, 2018, we had two exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC and 21st Century Oncology, Inc. accounted for 20.2% and 12.5%, respectively, of revenue from continuing operations for the year ended December 31, 2018.
If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment strategies could be delayed or hindered, which could adversely affect our ability to make distributions and the value of our stockholders’ investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor, including Michael A. Seton, Todd M. Sakow and Kay C. Neely, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not currently intend to separately maintain key person life insurance on Todd M. Sakow and Michael A. Seton or any other person. We believe that our future success depends, in large part, upon our Advisor’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure our stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of our stockholders’ investment may decline.
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
As of December 31, 2018, we had cash and cash equivalents in excess of federally insurable levels. The Federal Deposit Insurance Corporation only insures interest-bearing accounts in amounts up to $250,000 per depositor per insured bank. While we monitor our cash balance in our operating accounts, if any of the banking institutions in which we have deposited funds ultimately fails, we may lose our deposits of over $250,000. The loss of our deposits may have a material adverse effect on our financial condition. We limit our cash investments to financial institutions with high credit standings; therefore, we believe we are not exposed to any significant credit risk on our cash deposits. To date, we have experienced no loss of or lack of access to cash in our accounts.
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
Certain of our executive officers and directors, including Michael A. Seton, Todd M. Sakow, Mario Garcia, Jr. and John E. Carter, who also serves as the chairman of our board of directors, also are officers of our Advisor and/or directors, our Property Manager and/or other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their stockholders and limited partners, which fiduciary duties may conflict with the duties that they owe to us and our stockholders. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our business strategy and our investment and leasing opportunities. Conflicts with our business and interests are most likely to arise from involvement in activities related to:

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
Morrison & Foerster LLP acts as legal counsel to us and also represents our Advisor and some of its affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Morrison & Foerster LLP may be precluded from representing any one or all such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Morrison & Foerster LLP may inadvertently act in derogation of the interest of the parties, which could affect our ability to meet our investment objectives.
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
As of December 31, 2018, approximately 29.2% of our tenants had an investment grade rating from a major ratings agency, 16.4% of our tenants were rated but did not have an investment grade rating from a major ratings agency and 54.4% of our tenants were not rated. Approximately 7.3% of our non-rated tenants were affiliates of companies having an investment grade credit rating. Our investments with such tenants may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which includes but not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Our properties and any other properties that we buy in the future will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. If any property is not fully occupied or if rents are being paid in an amount that is insufficient to cover operating expenses, we could be required to expend funds with respect to that property for operating expenses. The properties will be subject to increases in tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. While we expect that many of our properties will continue to be leased on a net lease basis or will require the tenants to pay all or a portion of such expenses, renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a net lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required taxes, utilities and other impositions, we could be required to pay those costs, which could adversely affect funds available for future acquisitions or cash available for distributions.
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
We are subject to risks inherent in concentrating investments in real estate. The risks resulting from a lack of diversification may become even greater as a result of our business strategy to invest to a substantial degree in healthcare properties. A downturn in the commercial real estate industry generally could significantly adversely affect the value of our properties. A downturn in the healthcare industry could negatively affect our lessees’ ability to make lease payments to us and our ability to make distributions to our stockholders. These adverse effects could be more pronounced than if we diversified our investments outside of real estate or if our portfolio did not include a concentration in healthcare properties. Our investments in healthcare properties accounted for 100.0% of our revenue from continuing operations for the year ended December 31, 2018.
Certain of our properties may not have efficient alternative uses, so the loss of a tenant may cause us to not be able to find a replacement or cause us to spend considerable capital to adapt the property to an alternative use.
Some of the properties we have acquired and seek to acquire are healthcare properties that may only be suitable for similar healthcare-related tenants. If we or our tenants terminate the leases for these properties or our tenants lose their regulatory authority to operate such properties, we may not be able to locate suitable replacement tenants to lease the properties for their specialized uses. Alternatively, we may be required to spend substantial amounts to adapt the properties to other uses. Any loss of revenues or additional capital expenditures required as a result may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Our healthcare properties and tenants may be unable to compete successfully, which could result in lower rent payments, reduce our cash flows from operations and amount available for distributions to our stockholders.
The healthcare properties we have acquired or seek to acquire in the future may face competition from nearby hospitals and other healthcare properties that provide comparable services. Some of those competing facilities are owned by governmental agencies and therefore are supported by tax revenues, and others are owned by non-profit corporations and therefore are supported to a large extent by endowments and charitable contributions. Not all of our properties will be affiliated with non-profit corporations and receive such support. Similarly, our tenants will face competition from other healthcare practices in nearby hospitals and other healthcare properties. Our tenants’ failure to compete successfully with these other practices could adversely affect their ability to make rental payments, which could adversely affect our rental revenues. Further, from time to time and for reasons beyond our control, referral sources, including physicians and managed care organizations, may change their lists of hospitals or physicians that are permitted to participate in the payer program. This could adversely affect our tenants’ ability to make rental payments, which could adversely affect our rental revenues. Any reduction in rental revenues resulting from the inability of our healthcare properties and our tenants to compete successfully may have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Reductions in reimbursement from third party payors, including Medicare and Medicaid, could adversely affect the profitability of our tenants and hinder their ability to make rental payments to us.
Sources of revenue for our tenants may include the federal Medicare program, state Medicaid programs, private insurance carriers and health maintenance organizations, among others. Healthcare providers continue to face increased government and private payor pressure to control or reduce healthcare costs and significant reductions in healthcare reimbursement, including reduced reimbursements and changes to payment methodologies under the Patient Protection and Affordable Care Act of 2010 ("Affordable Care Act"). In some cases, private insurers rely upon all or portions of the Medicare payment systems to determine payment rates that may result in decreased reimbursement from private insurers.

A slowdown in the United States economy could negatively affect state budgets, thereby putting pressure on states to decrease spending on state programs including Medicaid. The need to control Medicaid expenditures may be exacerbated by the potential for increased enrollment in state Medicaid programs due to unemployment and declines in family incomes. Historically, states have often attempted to reduce Medicaid spending by limiting benefits and tightening Medicaid eligibility requirements. Many states have adopted, or are considering the adoption of, legislation designed to enroll Medicaid recipients in managed care programs and/or impose additional taxes on hospitals to help finance or expand the states’ Medicaid systems. Potential reductions to Medicaid program spending in response to state budgetary pressures could negatively impact the ability of our tenants to successfully operate their businesses.
Efforts by payors to reduce healthcare costs will likely continue which may result in reductions or slower growth in reimbursement for certain services provided by some of our tenants. A reduction in reimbursements to our tenants from third party payors for any reason could adversely affect our tenants’ ability to make rent payments to us which may have a material adverse effect on our businesses, financial condition and results of operations, and our ability to make distributions to our stockholders.
The healthcare industry is heavily regulated, and new laws or regulations, changes to existing laws or regulations, loss of licensure or failure to obtain licensure could result in the inability of our tenants to make rent payments to us.
The healthcare industry is heavily regulated by U.S. federal, state and local governmental authorities. Our tenants generally are subject to laws and regulations covering, among other things, licensure, certification for participation in government programs, billing for services, privacy and security of health information, and relationships with physicians and other referral sources. In addition, new laws and regulations, changes in existing laws and regulations or changes in the interpretation of such laws or regulations could negatively affect our financial condition and the financial condition of our tenants. These changes, in some cases, could apply retroactively. The enactment, timing, or effect of legislative or regulatory changes cannot be predicted.
The Affordable Care Act is changing how healthcare services are covered, delivered, and reimbursed through expanded coverage of uninsured individuals and reduced Medicare program spending. In addition, it reforms certain aspects of health insurance, expands existing efforts to tie Medicare and Medicaid payments to performance and quality, and contains provisions intended to strengthen fraud and abuse enforcement. The complexities and ramifications of the Affordable Care Act are significant and are being implemented in a phased approach which began in 2010. It remains difficult to predict the full effects of the Affordable Care Act and its impact on our business, our revenues, and financial condition and those of our tenants due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual implementation, partial repeal, and possible full repeal. Further, we are unable to foresee how individuals and businesses will respond to the choices afforded them by the Affordable Care Act, or the effect of any potential changes made to the Affordable Care Act or other healthcare laws and programs. The Affordable Care Act could adversely affect the reimbursement rates received by our tenants, the financial success of our tenants and strategic partners and consequently us.
In 2012, the United States Supreme Court upheld the individual mandate of the Affordable Care Act but partially invalidated the expansion of Medicaid. The ruling on Medicaid expansion allow states not to participate in the expansion (and to forego funding for the Medicaid expansion) without losing their existing Medicaid funding. While the U.S. federal government paid for approximately 100% of those additional costs from 2014 to 2016, states now are expected to pay a small percentage of those additional costs. Because the U.S. federal government substantially funds the Medicaid expansion, it is unclear how many states ultimately will elect this option. As of January 2018, 32 states and Washington, D.C. have elected to participate in the Medicaid expansion. The participation by states in the Medicaid expansion could have the effect of increasing some of our tenants’ revenues but also could be a strain on U.S. federal government and state budgets.
In 2017, President Trump and Congress unsuccessfully sought to repeal and replace the Affordable Care Act. On January 20, 2017, President Trump issued an Executive Order stating that it is the administration’s official policy to repeal the Affordable Care Act and instructing the Secretary of Health and Human Services and the heads of all other executive departments and agencies with authority and responsibility under the Affordable Care Act to, among other matters, delay implementation of or grant an exemption from any provision of the Affordable Care Act that would impose a fiscal burden on any state or a cost, fee, tax, penalty, or regulatory burden on individuals, families, healthcare providers, health insurers, patients, and others. On December 22, 2017, the Tax Act was signed into law. The Tax Act, amongst other things, repeals the Affordable Care Act’s individual mandate penalty beginning in 2019. The elimination of the penalties does not remove the requirement to obtain healthcare coverage; however, without penalties there effectively will be no enforcement. On December 14, 2018, a federal district court in Texas ruled that the Affordable Care Act’s individual mandate was unconstitutional. The court also ruled that the provisions of the individual mandate were not severable from the remainder of the Affordable Care Act, rendering the remainder of the Affordable Care Act invalid as well. The Affordable Care Act will remain in place pending an appeal of the court’s decision to the United States Court of Appeals for the Fifth Circuit.
It is possible that Congress will continue to consider other legislation to repeal the Affordable Care Act or repeal and replace some or all elements of the Affordable Care Act.
 We cannot predict the effect of the Executive Order, the Tax Act’s 2019 repeal of the individual mandate penalty on the Affordable Care Act, or the Texas court’s decision or any appeal thereof, other state-based litigation, or whether Congress’ attempt to repeal or repeal and replace the law will be successful. Further, we cannot predict how the Affordable Care Act might be amended or modified, either through the legislative or judicial process, and how any such modification might impact our tenants’ operations or the net effect of this law on us. If the operations, cash flows, or financial condition of our operators and tenants are materially adversely impacted by any repeal or modification of the law, our revenue and operations may be materially adversely affected as well.
Recent changes to healthcare laws and regulations, including to government reimbursement programs such as Medicare and reimbursement rates applicable to our tenants, could have a material adverse effect on the financial condition of our tenants and, consequently, their ability to meet obligations to us.
Statutory and regulatory policy changes and decisions may impact one or more specific providers that lease space in any of our properties. In particular the following recent changes to healthcare laws and regulations may apply to our tenants:

•
The Medicare Access and CHIP Reauthorization Act of 2015 ("MACRA") reforms Medicare payment policy for services paid under the Medicare physician fee schedule and adopts a series of policy changes affecting a wide range of providers and suppliers. MACRA repeals the sustainable growth rate formula effective January 1, 2015, and establishes a new payment framework which may impact payment rates for our tenants.

•
On January 11, 2018, the Centers for Medicare and Medicaid Services, or CMS, issued guidance to support state efforts to improve Medicaid enrollee health outcomes by incentivizing community engagement among able-bodied, working-age Medicaid beneficiaries. The policy excludes individuals eligible for Medicaid due to a disability, elderly beneficiaries, children and pregnant women. Thus far, CMS has received proposals from several states seeking requirements for able bodied Medicaid beneficiaries to engage in employment and community engagement initiatives. Kentucky, Indiana, Arkansas, New Hampshire, Arizona, Michigan and Wisconsin have been granted a waiver for their programs and require Medicaid beneficiaries to work or get ready for employment, and work requirement waiver requests from other states are currently pending before CMS. However, in June 2018, the Federal District Court in the District of Columbia vacated the CMS approval of the Kentucky waiver, finding the approval was arbitrary and capricious and the Court referred it back to CMS. In response to CMS’ willingness to entertain Medicaid program waivers, states are seeking waivers to impose other Medicaid eligibility requirements, such as drug testing and eligibility time limits. If the “work requirement” and other eligibility requirements expand to the states’ Medicaid programs, it may decrease the number of patients eligible for Medicaid. The patients that are no longer eligible for Medicaid may become self-pay patients, which may adversely impact our tenant’s ability to receive reimbursement. If our tenants’ patient payor mix becomes more self-pay patients, it may impact our tenants’ ability to collect revenues and pay rent. In addition, beginning in 2018, CMS cut funding to the 340B Program, which is intended to lower drug costs for certain healthcare providers. The cuts in the 340B Program may result in some of our tenants having less money available to cover operational costs.

•
In February of 2018, Congress passed the Bipartisan Balanced Budget Act of 2018. Some of the most notable provisions of the Bipartisan Balanced Budget Act include: (i) the permanent extension of Medicare Special Needs Plans, or SNPs, which provide tailored care for certain qualifying Medicare beneficiaries; (ii) guaranteed funding for the Children’s Health Insurance Program, or CHIP, through 2027; (iii) expansion of Medicare coverage for tele-medicine services; and (iv) expanded testing of certain value-based care models. The extension of SNPs and funding for CHIP secure coverage for patients of our tenants and may reduce the number of uninsured patients treated by our tenants. The expansion of coverage for tele-medicine services could impact the demand for medical properties. If more patients can be treated remotely, providers may have less demand for real property.

•
Every year, the CMS adjusts payment levels and policies for physician services through rulemaking, in compliance with statutory requirements, and other budget decisions by the Executive Branch. In November 2018, CMS issued a final rule for the Medicare physician fee schedule effective for 2019. Among other things, the final rule increases payment levels during 2019 for many physician services, although payment for some procedures may be reduced based on recalculations of the practice expense component of the physician relative value units. Medicare payment for certain drugs may be reduced from 6% to 3% of the wholesale acquisition cost, if an average sales price is not available.

These regulatory changes may have an adverse financial impact on our tenants, which could impact their ability to pay rent to us. In addition, many states also regulate the establishment and construction of healthcare facilities and services, and the expansion of existing healthcare facilities and services through certificate of need, or CON, laws, which may include regulation of certain types of beds, medical equipment, and capital expenditures. Under such laws, the applicable state regulatory body must determine a need exists for a project before the project can be undertaken. If any of our tenants seeks to undertake a CON-

regulated project, but are not authorized by the applicable regulatory body to proceed with the project, these tenants could be prevented from operating in their intended manner and could be materially adversely affected.
The application of lower reimbursement rates to our tenants or failure to qualify for existing rates under certain exceptions, the failure to comply with these laws and regulations, or the failure to secure CON approval to undertake a desired project could adversely affect our tenants’ ability to make rent payments to us which may have an adverse effect on our business, financial condition, and results of operations, our ability to make distributions to our stockholders.
Tenants of our healthcare properties are subject to anti-fraud and abuse laws, the violation of which by a tenant may jeopardize the tenant’s ability to make rent payments to us.
There are various federal and state laws prohibiting fraudulent and abusive business practices by healthcare providers who participate in, receive payments from, or are in a position to make referrals in connection with government-sponsored healthcare programs, including the Medicare and Medicaid programs. Our lease arrangements with certain tenants may also be subject to these fraud and abuse laws.
Violations of these laws may result in criminal and/or civil penalties that range from punitive sanctions, damage assessments, penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. In addition, the Affordable Care Act clarifies that the submission of claims for items or services generated in violation of the Anti-Kickback Statute constitutes a false or fraudulent claim under the False Claims Act. The federal government has taken the position, and some courts have held, that violations of other laws, such as the Stark Law, can also be a violation of the False Claims Act. Additionally, certain laws, such as the False Claims Act, allow for individuals to bring whistleblower actions on behalf of the government for violations thereof. Imposition of any of these penalties upon one of our tenants or strategic partners could jeopardize that tenant’s ability to operate or to make rent payments or affect the level of occupancy in our healthcare properties, which may have a material adverse effect on our business, financial condition, and results of operations, and our ability to make distributions to our stockholders.
Adverse trends in healthcare provider operations may negatively affect our lease revenues and our ability to make distributions to our stockholders.
The healthcare industry is currently experiencing, among other things:

•	changes in the demand for and methods of delivering healthcare services;

•	changes in third party reimbursement methods and policies;

•	consolidation and pressure to integrate within the healthcare industry through acquisitions, joint ventures and managed service organizations; and

•	increased scrutiny of billing, referral, and other practices by U.S. federal and state authorities.
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
Certain states have also passed tort reform legislation which limits the amount of damages that can be recovered in professional liability suits. In some states, damage limitations under tort reform legislation have been overturned by courts; this trend may continue as more plaintiffs challenge the legality of these limitations. If this trend continues, our tenants may be exposed to rising insurance premiums.
We also believe that there has been, and will continue to be, an increase in governmental investigations of certain healthcare providers, particularly in the area of Medicare/Medicaid false claims and patient privacy, as well as an increase in enforcement actions resulting from these investigations. Insurance may not be available to cover such losses. Any adverse determination in a legal proceeding or governmental investigation, whether currently asserted or arising in the future, could have a material adverse effect on a tenant’s financial condition. If a tenant is unable to obtain or maintain insurance coverage, if judgments are obtained in excess of the insurance coverage, if a tenant is required to pay uninsured punitive damages, or if a tenant is subject to an uninsurable government enforcement action, the tenant could be exposed to substantial additional liabilities, which may affect the tenant’s ability to pay rent, which in turn could have a material adverse effect on our business, financial condition and results of operations and our ability to make distributions to our stockholders.
Further, the Health Insurance Portability and Accountability Act, commonly referred to as HIPAA, was established in 1996 to set national standards for the confidentiality, security, and transmission of personal health information (PHI). Healthcare providers are required, under HIPAA and its implementing regulations, to protect and keep confidential any PHI. HIPAA also sets limits and conditions on use and disclosure of PHI without patient authorization. The law gives patients specific rights to their health information, including rights to obtain a copy of or request corrections to their medical records. The physician or the medical practice can be liable if there are improper disclosures of PHI, including from employee mishandling of PHI, medical records security breaches, lost or stolen electronic devices, hacking, social media breaches or failure to get patient authorizations. Violations could result in multi-million dollar penalties. Actual or potential violations of HIPAA could subject our tenants to government investigations, litigation or other enforcement actions which could adversely affect our tenants’ ability to pay rent and could have a material adverse effect on our business, financial condition, and results of operations, our ability to pay distributions to our stockholders.
Changes in the insurance products available for patients will impact the tenant’s payor mix and may adversely impact revenues.
In 2014, state insurance exchanges created by the Affordable Care Act were implemented, which provided a new mechanism for individuals to obtain insurance. The number of payors participating in the state insurance exchanges vary, and in some regions there are very limited insurance plans available for patients. In addition, not all healthcare providers will maintain participation agreements with the payors that are participating in the state health insurance exchange. Therefore, it is possible that our tenants may incur a change in their reimbursement if the tenant does not have a participation agreement with the state insurance exchange payors and a large number of individuals elect to purchase insurance from the state insurance exchange. Further, the rates of reimbursement from the state insurance exchange payors to healthcare providers will vary greatly. The rates of reimbursement will be subject to negotiation between the healthcare provider and the payor, which may vary based upon the market, the healthcare provider’s quality metrics, the number of providers participating in the area and the patient population, among other factors. Therefore, it is uncertain whether healthcare providers will incur a decrease in reimbursement from the state insurance exchange, which may impact a tenant’s ability to pay rent.
The insurance plans that participated on the health insurance exchanges were expecting to receive risk corridor payments to address the high risk claims that it paid through the exchange product. However, the federal government currently owes the insurance companies approximately $12.3 billion under the risk corridor payment program that is currently disputed by the federal government. If the court decisions that risk corridor payments are not required to be paid to the qualified health plans on the health insurance exchange remain in effect and binding, the insurance companies may cease offering the Health Insurance Exchange product to the current beneficiaries. Therefore, our tenants will likely see an increase in individuals who are self-pay or have a lower health benefit plan due to the increase in the premium payments. Our tenants’ collections and revenues may be adversely impacted by the change in the payor mix of their patients and it may adversely impact the tenants’ ability to make rent payments.
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
As of December 31, 2018, we had $226.3 million of total principal debt outstanding, of which $170.4 million was variable rate principal debt outstanding. As of December 31, 2018, our weighted average interest rate for variable rate debt was 4.3%. Increases in interest rates would increase our interest costs if we obtain additional variable rate debt, which could reduce our cash flows and our ability to pay distributions to our stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
The London Inter-bank Offered Rate (“LIBOR”) and certain other interest “benchmarks” may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Additionally, LIBOR may cease to be published and could be replaced by alternative benchmarks, which could impact interest rates under our debt agreements.
The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. If LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, interest rates on our current or future debt obligations may be adversely affected.
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
To maintain our qualification as a REIT, we must ensure that we meet the REIT gross income tests annually and that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and certain kinds of mortgage-related securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer. No more than 20% of the value of our total assets can be represented by securities of one or more taxable REIT subsidiaries, and not more than 25% of the value of our assets may consist of "non-qualified publicly offered REIT debt investments." If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio or not make otherwise attractive investments in order to maintain our qualification as a REIT. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
In addition, on December 22, 2017, the Tax Cuts and Jobs Act was signed into law. The Tax Cuts and Jobs Act made significant changes to the U.S. federal income tax rules for taxation of individuals and businesses, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and individual tax rates, the Tax Cuts and Jobs Act eliminates or restricts various deductions. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017, and before January 1, 2026. The Tax Cuts and Jobs Act made numerous changes to the tax rules that do not affect the REIT qualification rules directly, but may otherwise affect us or our stockholders.
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
Dividends payable by REITs generally are subject to a higher tax rate than regular corporate dividends under current law.
The maximum U.S. federal income tax rate for “qualified dividends” payable to U.S. stockholders that are individuals, trusts and estates generally is 20%. Dividends payable by REITs, however, are generally not eligible for the reduced rates for qualified dividends and are taxed at ordinary income rates (but under the Tax Cuts and Jobs Act, U.S. stockholders that are individuals, trusts and estates generally may deduct 20% of ordinary dividends from a REIT for taxable years beginning after December 31, 2017, and before January 1, 2026). Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, to the extent that the reduced rates continue to apply to regular corporate qualified dividends, investors that are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could materially and adversely affect the value of the shares of REITs, including our common stock.
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
Employee Benefit Plan, IRA, and Other Tax-Exempt Investor Risks
We, and our stockholders that are employee benefit plans, IRAs, annuities described in Sections 403(a) or (b) of the Code, Archer MSAs, health savings accounts, Coverdell education savings accounts, and other arrangements that are subject to ERISA or Section 4975 of the Code (referred to generally as “Benefit Plans and IRAs”) will be subject to risks relating specifically to our having such Benefit Plan and IRA stockholders, which risks are discussed below.
If a stockholder that is a Benefit Plan or IRA fails to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended, or ERISA, or the Code as a result of an investment in shares of our common stock, such stockholder could be subject to civil penalties (and criminal penalties, if the failure is willful).
There are special considerations that apply to Benefit Plans and IRAs investing in shares of our common stock.  Stockholders that are Benefit Plans and IRAs should consider:

•	whether the investment is consistent with the applicable provisions of ERISA and the Code, or any other applicable governing authority in the case of a plan not subject to ERISA or the Code;

•	whether the investment is made in accordance with the documents and instruments governing the Benefit Plan or IRA, including any investment policy;

•	whether the investment satisfies the prudence, diversification and other requirements of Sections 404(a) of ERISA or any similar rule under other applicable laws or regulations;

•	whether the investment will impair the liquidity needs, the minimum and other distribution requirements, or tax withholding requirements of the Benefit Plan or IRA that may be applicable;

•	whether the investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code or any similar rule under other applicable laws or regulations;

•	whether the investment will produce or result in “unrelated business taxable income” or UBTI, as defined in Sections 511 through 514 of the Code, to the Benefit Plan or IRA;

•
whether the investment will impair the Benefit Plan’s or IRA’s need to value its assets annually (or more frequently) in accordance with ERISA, the Code, and the applicable provisions of the Benefit Plan or IRA; and

•	whether the investment will cause our assets to be treated as “plan assets” of the Benefit Plan or IRA.
Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA, the Code, or other applicable statutory or common law may result in the imposition of civil and criminal (if the violation is willful) penalties, and can subject the fiduciary to equitable remedies. In addition, if an investment in our common stock constitutes a prohibited transaction under ERISA or the Code, the “party-in-interest” (within the meaning of ERISA) or “disqualified person” (within the meaning of the Code) who authorized or directed the investment may have to compensate the plan for any losses the plan suffered as a result of the transaction or restore to the plan any profits made by such person as a result of the transaction, or may be subject to excise taxes with respect to the amount involved.  In the case of a prohibited transaction involving an IRA, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subject to tax.

In addition to considering their fiduciary responsibilities under ERISA and the prohibited transaction rules of ERISA and the Code, stockholders that are Benefit Plans and IRAs should consider the effect of the plan assets regulation, U.S. Department of Labor Regulation Section 2510.3-101, as modified by ERISA Section 3(42). To avoid our assets from being considered “plan assets” under the plan assets regulation, our charter prohibits “benefit plan investors” from owning 25% or more of the shares of our common stock prior to the time that the common stock qualifies as a class of publicly-offered securities, within the meaning of the plan assets regulation. However, we cannot assure our stockholders that those provisions in our charter will be effective in limiting benefit plan investors’ ownership to less than the 25% limit. For example, the limit could be unintentionally exceeded if a benefit plan investor misrepresents its status as a benefit plan investor. If our underlying assets were to be considered plan assets of a benefit plan investor subject to ERISA, (i) we would be an ERISA fiduciary and subject to certain fiduciary requirements of ERISA with which it would be difficult for us to comply and (ii) we could be restricted from entering into favorable transactions if the transaction, absent an exemption, would constitute a prohibited transaction under ERISA or the Code.    Even if our assets are not considered to be “plan assets,” a prohibited transaction could occur if we or any of our affiliates is a fiduciary (within the meaning of ERISA) of a Benefit Plan or IRA stockholder.
Due to the complexity of these rules and the potential penalties that may be imposed, it is important that stockholders that are Benefit Plans and IRAs consult with their own advisors regarding the potential applicability of ERISA, the Code and any similar applicable law.
Stockholders that are Benefit Plans and IRAs may be limited in their ability to withdraw required minimum distributions as a result of an investment in shares of our common stock.
If Benefit Plans or IRAs invest in our common stock, the Code may require such plan or IRA to withdraw required minimum distributions in the future. Our stock will be highly illiquid, and our share repurchase program only offers limited liquidity. If a Benefit Plan or IRA requires liquidity, it may generally sell its shares, but such sale may be at a price less than the price at which such plan or IRA initially purchased its shares of our common stock. If a Benefit Plan or IRA fails to make required minimum distributions, as required, it may be subject to certain taxes and tax penalties.
Specific rules apply to foreign, governmental and church plans.
As a general rule, certain employee benefit plans, including foreign pension plans, governmental plans established or maintained in the United States (as defined in Section 3(32) of ERISA), and certain church plans (as defined in Section 3(33) of ERISA), are not subject to ERISA’s requirements and are not “benefit plan investors” within the meaning of the plan assets regulation. Any such plan that is qualified and exempt from taxation under Sections 401(a) and 501(a) of the Code may nonetheless be subject to the prohibited transaction rules set forth in Section 503 of the Code and, under certain circumstances in the case of church plans, Section 4975 of the Code. Also, some foreign plans and governmental plans may be subject to foreign, state, or local laws which are, to a material extent, similar to the provisions of ERISA or Section 4975 of the Code. Each fiduciary of a plan subject to any such similar law should make its own determination as to the need for, and the availability of, any exemption relief.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Our principal executive offices are located at 4890 West Kennedy Blvd., Suite 650, Tampa, Florida 33609. We do not have an address separate from our Advisor or our Sponsor.
As of December 31, 2018, we owned a healthcare portfolio of 30 real estate investments, consisting of 61 properties, located in 32 MSAs, comprising 2.6 million gross rentable square feet of commercial space, including the square footage of buildings which are situated on land subject to a ground lease. As of December 31, 2018, 57 of the real estate properties with leases in-place were single-tenant commercial properties, two of the real estate properties with leases in-place were multi-tenant commercial properties and two real estate properties were vacant. As of December 31, 2018, 92% of our rental square feet was leased with a weighted average remaining lease term of 12.1 years. As of December 31, 2018, we had $36,289,000 outstanding principal in notes payable secured by certain of our properties and the related tenant leases. As of December 31, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $311,879,000, an aggregate outstanding principal balance of $190,000,000 and $121,879,000 was available to be drawn. See Part IV, Item 15. "Exhibits, Financial Statement Schedules—Schedule III—Real Estate Assets and Accumulated Depreciation," of this Annual Report on Form 10-K for a detailed listing of our properties.

Property Statistics
The following table shows the property statistics of our real estate portfolio as of December 31, 2018:

Real Estate Investments	MSA	Type of Property	Number of Properties	Date Acquired	Year Built		Physical Occupancy	Leased Sq Ft		Encumbrances $ (in thousands)
St. Louis Surgical Center	St. Louis, MO-IL	Healthcare	1	02/09/2012	2005		100.0%	21,823		$—	(11)
Stonegate Medical Center	Austin-Round Rock, TX	Healthcare	1	03/30/2012	2008		100.0%	27,375	(1)	—	(11)
HPI Integrated Medical Facility	Oklahoma City, OK	Healthcare	1	06/28/2012	2007		100.0%	34,970		—	(11)
Baylor Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	08/29/2012	2010		100.0%	62,390		17,923
Vibra Denver Hospital	Denver-Aurora-Lakewood, CO	Healthcare	1	09/28/2012	1962	(2)	100.0%	131,210		—	(11)
Vibra New Bedford Hospital	Providence-Warwick, RI-MA	Healthcare	1	10/22/2012	1942		100.0%	70,657		—	(11)
Houston Surgery Center	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	11/28/2012	1998	(3)	100.0%	14,000		—	(11)
Akron General Medical Center	Akron, OH	Healthcare	1	12/28/2012	2012		100.0%	98,705		—	(11)
Grapevine Hospital	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2013	2007		100.0%	61,400		—
Wilkes-Barre Healthcare Facility	Scranton-Wilkes-Barre-Hazleton, PA	Healthcare	1	05/31/2013	2012		100.0%	15,996		—	(11)
Fresenius Healthcare Facility	Elkhart-Goshen, IN	Healthcare	1	06/11/2013	2010		100.0%	15,462		—	(11)
Physicians' Specialty Hospital	Fayetteville-Springdale-Rogers, AR-MO	Healthcare	1	06/28/2013	1994	(4)	100.0%	55,740		—	(11)
Christus Cabrini Surgery Center	Alexandria, LA	Healthcare	1	07/31/2013	2007		100.0%	15,600		—	(11)
Valley Baptist Wellness Center	Brownsville-Harlingen, TX	Healthcare	1	08/16/2013	2007		100.0%	38,111		—
Akron General Integrated Medical Facility	Akron, OH	Healthcare	1	08/23/2013	2013		100.0%	38,564		—	(11)
Legent Orthopedic and Spine Hospital (12)	San Antonio-New Braunfels, TX	Healthcare	1	08/29/2013	2013		100.0%	82,316		—
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio-New Braunfels, TX	Healthcare	1	09/06/2013	2012		100.0%	50,000		—	(11)
Warm Springs Rehabilitation Hospital	San Antonio-New Braunfels, TX	Healthcare	1	11/27/2013	1987		100.0%	113,136		—	(11)
Lubbock Heart Hospital	Lubbock, TX	Healthcare	1	12/20/2013	2003		100.0%	102,143		18,366	(16)
Walnut Hill Medical Center	Dallas-Ft. Worth-Arlington, TX	Healthcare	1	02/25/2014	1983	(5)	—%	—		—
Cypress Pointe Surgical Hospital	Hammond, LA	Healthcare	1	03/14/2014	2006		100.0%	63,000		—	(11)
UTMB Health Clear Lake Campus (17)	Houston-The Woodlands-Sugar Land, TX	Healthcare	1	07/11/2014	2014		100.0%	373,070		—
Rhode Island Rehabilitation Healthcare Facility	Providence-Warwick, RI-MA	Healthcare	1	08/28/2014	1965	(6)	100.0%	92,944		—	(11)
Select Medical Portfolio	(7)	Healthcare	3	08/29/2014	(7)		100.0%	166,414		—	(11)
San Antonio Healthcare Facility (13)	San Antonio-New Braunfels, TX	Healthcare	1	09/12/2014	(8)		81.3%	47,091		—	(11)
Dermatology Associates of Wisconsin Portfolio	(9)	Healthcare	9	09/15/2014	(9)		100.0%	88,114		—	(11)
Lafayette Surgical Hospital	Lafayette, LA	Healthcare	1	09/19/2014	2004		100.0%	73,824		—	(11)
Landmark Hospital of Savannah	Savannah, GA	Healthcare	1	01/15/2015	2014		100.0%	48,184		—	(11)
21st Century Oncology Portfolio	(10)	Healthcare	18	(10)	(10)		96.6%	200,132	(15)	—	(11)
Post Acute Medical Portfolio	(14)	Healthcare	5	05/23/2016	(14)		100.0%	158,105		—	(11)
			61					2,360,476		$36,289

(1)	Effective February 28, 2019, a tenant which leased 9,100 square feet at the Stonegate Medical Center terminated its lease and vacated the property.

(2)	The Vibra Denver Hospital was renovated in 1985.

(3)	The Houston Surgery Center was renovated in 2012.

(4)	The Physicians’ Specialty Hospital was renovated in 2009.

(5)	The Walnut Hill Medical Center was renovated in 2013.

(6)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(7)	The Select Medical Portfolio consists of the following three properties:

Property Description	MSA	Year Built
Select Medical—Akron	Akron, OH	2008
Select Medical—Frisco	Dallas-Ft. Worth-Arlington, TX	2010
Select Medical—Bridgeton	St. Louis, MO-IL	2012

(8)	The San Antonio Healthcare Facility was redeveloped in 2017.

(9)	The Dermatology Associates of Wisconsin Portfolio consists of the following nine properties:

Property Description	MSA	Year Built
Dermatology Assoc-Randolph Ct	Green Bay, WI	2003
Dermatology Assoc-Murray St	Green Bay, WI	2008
Dermatology Assoc-N Lightning Dr	Appleton, WI	2011
Dermatology Assoc-Development Dr	Green Bay, WI	2010
Dermatology Assoc-York St	Green Bay, WI	1964
Dermatology Assoc-Scheuring Rd	Green Bay, WI	2005
Dermatology Assoc-Riverview Dr	Green Bay, WI	2011
Dermatology Assoc-State Rd 44	Oshkosh-Neenah, WI	2010
Dermatology Assoc-Green Bay Rd	Green Bay, WI	2007

(10)	The 21st Century Oncology Portfolio consists of the following 18 properties:

Property Description	MSA	Date Acquired	Year Built
21st Century Oncology-Yucca Valley	Riverside-San Bernardino-Ontario, CA	3/31/2015	2009
21st Century Oncology-Rancho Mirage	Riverside-San Bernardino-Ontario, CA	3/31/2015	2008
21st Century Oncology-Palm Desert	Riverside-San Bernardino-Ontario, CA	3/31/2015	2005
21st Century Oncology-Santa Rosa Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2003
21st Century Oncology-Crestview	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2004
21st Century Oncology-Fort Walton Beach	Crestview-Fort Walton Beach-Destin, FL	3/31/2015	2005
21st Century Oncology-Bradenton	North Port-Sarasota-Bradenton, FL	3/31/2015	2002
21st Century Oncology-Fort Myers I	Cape Coral-Fort Myers, FL	3/31/2015	1999
21st Century Oncology-Fort Myers II	Cape Coral-Fort Myers, FL	3/31/2015	2010
21st Century Oncology-Bonita Springs	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-Lehigh Acres	Cape Coral-Fort Myers, FL	3/31/2015	2002
21st Century Oncology-Jacksonville	Jacksonville, FL	3/31/2015	2009
21st Century Oncology-Frankfort	Lexington-Fayette, KY	3/31/2015	1993
21st Century Oncology-Las Vegas	Las Vegas-Henderson-Paradise, NV	3/31/2015	2007
21st Century Oncology-Henderson	Las Vegas-Henderson-Paradise, NV	3/31/2015	2000
21st Century Oncology-Fairlea	Hagerstown-Martinsburg, MD-WV	3/31/2015	1999
21st Century Oncology-El Segundo	Los Angeles-Long Beach-Anaheim, CA	4/20/2015	2009
21st Century Oncology-Lakewood Ranch	North Port-Sarasota-Bradenton, FL	4/20/2015	2008

(11)
Property is under the unsecured credit facility’s unencumbered pool availability. As of December 31, 2018, 53 commercial properties were under the unsecured credit facility’s unencumbered pool availability and we had $190,000,000 principal amount outstanding thereunder. 17 of the 18 properties in the 21st Century Oncology Portfolio are under the unsecured credit facility's unencumbered pool availability.

(12)	Formerly known as the Cumberland Surgical Hospital and Victory Medical Center Landmark.

(13)	Formerly known as the Victory IMF.

(14)	The Post Acute Medical Portfolio consists of the following five properties:

Property Description	MSA	Date Acquired	Year Built
Post Acute Medical - Victoria I	Victoria, TX	5/23/2016	2013
Post Acute Medical - Victoria II	Victoria, TX	5/23/2016	1998
Post Acute Medical - New Braunfels	San Antonio-New Braunfels, TX	5/23/2016	2007
Post Acute Medical - Covington	New Orleans-Metairie, LA	5/23/2016	1984
Post Acute Medical - Hammond	Hammond, LA	5/23/2016	2004

(15)	One of the 18 properties in the 21st Century Oncology Portfolio, comprising 7,107 rentable square feet, was vacant as of December 31, 2018.

(16)	This loan was repaid at maturity on January 25, 2019.

(17)	Formerly known as the Bay Area Regional Medical Center.
We believe the properties are adequately covered by insurance and are suitable for their respective intended purpose. Real estate assets, other than land, are depreciated on a straight-line basis over each asset's useful life.
Leases
Although there are variations in the specific terms of the leases of our portfolio, the following is a summary of the general structure of our leases. Generally, the leases of our properties provide for initial terms ranging from 10 to 20 years. As of December 31, 2018, the weighted average remaining lease term of our properties was 12.1 years. The properties generally are leased under net leases pursuant to which the tenant bears responsibility for substantially all property costs and expenses associated with ongoing maintenance and operation, including utilities, property taxes and insurance. Certain leases provide for fixed increases in rent. Generally, the property leases provide the tenant with one or more multi-year renewal options, subject to generally the same terms and conditions as the initial lease term.
The following table shows lease expirations of our real properties based on annualized contractual base rent as of December 31, 2018 and for each of the next ten years ending December 31 and thereafter, as follows:

Year of Lease Expiration	Total Number of Leases	Leased Sq Ft	Annualized Contractual Base Rent (in thousands)(1) (2)	Percentage of Annualized Contractual Base Rent
2019	1	9,100	$342	0.4%
2020	—	—	—	—%
2021	—	—	—	—%
2022	—	—	—	—%
2023	1	54,000	2,126	2.8%
2024	10	104,110	2,973	4.0%
2025	4	168,331	4,897	6.5%
2026	2	18,275	599	0.8%
2027	—	—	—	—%
2028	—	—	—	—%
Thereafter	30	2,006,660	64,298	85.5%
	48	2,360,476	$75,235	100.0%

(1)	Effective February 28, 2019, a tenant which leased 9,100 square feet at the one of our properties terminated its lease and vacated the property.

(2)	Annualized base rent is based on contractual base rent from leases in effect as of December 31, 2018.
Indebtedness
For a discussion of our indebtedness, see Note 9—"Notes Payable," Note 10—"Unsecured Credit Facility," and Note 14—"Derivative Instruments and Hedging Activities" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.

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

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
As of March 18, 2019, we had approximately 180.6 million shares of common stock outstanding, held by a total of 39,275 stockholders of record. The number of stockholders is based on the records of DST Systems, Inc., who serves as our registrar and transfer agent. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. Unless and until our shares are listed on a national securities exchange, we do not expect that a public market for the shares will develop. Through February 14, 2018, the offering price for the shares in the Third DRIP Offering was $9.26 per share. Commencing on February 15, 2018 and through September 30, 2018, the offering price for the shares in the Third DRIP Offering was $6.26 per share. Effective October 1, 2018, we are offering shares of our common stock to our stockholders pursuant to the Third DRIP Offering at a price of $5.33 per share, which is the Estimated Per Share NAV, as determined by our board of directors on September 27, 2018.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
To assist the FINRA members and their associated persons that participated in our public offering of common stock, pursuant to NASD Conduct Rule 2340, we disclose in each annual report distributed to stockholders a per share estimated value of the shares, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, our Advisor will prepare annual statements of estimated share values to assist fiduciaries of retirement plans subject to the annual reporting requirements of ERISA in the preparation of their reports relating to an investment in our shares. For these purposes, the Estimated Per Share NAV of our common shares was $5.33 per share. The Estimated Per Share NAV was approved by our board of directors, at the recommendation of the Audit Committee, on September 27, 2018. The Estimated Per Share NAV of common stock is based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a diluted basis, calculated as of June 30, 2018.
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

Share Repurchase Program
Our board of directors has adopted a share repurchase program that enables our stockholders to request to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to request to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below. Repurchase of shares of our common stock is at the sole discretion of our board of directors. In addition, our board of directors has the right, in its sole discretion, to waive such holding requirement in the event of the death or qualifying disability of a stockholder, or other involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder’s IRA.
We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year, or the 5.0% Annual Limitation. In addition, the share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose.
On April 30, 2018, we filed a Current Report on Form 8-K announcing that we had reached the 5.0% Annual Limitation, and that we would not be able to fully process all repurchase requests for the month of April 2018. We processed repurchase requests received between March 27, 2018 and April 24, 2018, in the manner described below, but did not process any further repurchase requests for the remainder of the year ending December 31, 2018. For repurchase requests received by us between March 27, 2018 and April 24, 2018, shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests.
If we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, all outstanding repurchase requests will automatically roll over to the subsequent quarter and priority will be given to the repurchase requests in the subsequent quarter as provided above. A stockholder or his or her estate, heir or beneficiary, as applicable, may withdraw a repurchase request in whole or in part at any time up to five business days prior to the next quarter Repurchase Date, as defined below.
The prices at which we repurchased our shares of common stock during 2018, were based on the most recent estimated per share NAV, which effective February 15, 2018, was $6.26, and the period of time each stockholder has held its shares.
On July 30, 2018, we filed a Current Report on Form 8-K announcing our board of directors approved and adopted the First Amended and Restated Share Repurchase Program. Subsequently, on October 25, 2018, we filed a Current Report on Form 8-K announcing that our board of directors approved and adopted the Second Amended and Restated Share Repurchase Program. We refer to the First Amended and Restated Share Repurchase Program and the Second Amended and Restated Share Repurchase Program collectively as the Amended & Restated SRP.
The Amended & Restated SRP provides that we will repurchase shares on a quarterly, instead of monthly, basis. For shares to be eligible for repurchase, we must receive a written purchase request at least five business days prior to the first day of the quarter in which the stockholder or his or her estate, heir or beneficiary, as applicable, requests a repurchase of his or her or its shares. We will either accept or reject a repurchase request by the first day of each quarter, and will process accepted repurchase requests on or about the tenth day of such quarter, or the Repurchase Date. If a repurchase request is granted, we or our agent will send the repurchase amount to each stockholder, estate, heir or beneficiary on or about the Repurchase Date.
The Company will limit the number of shares repurchased each quarter pursuant to the Amended & Restated SRP as follows:

•	on the first quarter Repurchase Date, we will not repurchase in excess of 2.0% of the number of shares outstanding as of December 31 of the prior calendar year;

•	on the second quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year;

•	on the third quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year; and

•	on the fourth quarter Repurchase Date, we will not repurchase in excess of 1.0% of the number of shares outstanding as of December 31 of the prior calendar year.
In the event we do not meet an applicable quarterly share repurchase limitation, we will increase the share limitation in the next quarter and continue to adjust the quarterly share limitations in accordance with the 5.0% Annual Limitation. The Amended & Restated SRP became effective with share repurchases in 2019.

Our common stock currently is not listed on a national securities exchange and we will not seek to list our stock unless our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with limited, interim liquidity, stockholders who have beneficially held their shares for at least one year may present all or a portion of the holder’s shares to us for repurchase at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, purchase the shares presented for repurchase for cash to the extent that we have sufficient funds available to us to fund such repurchase. Prior to the time, if any, that our shares are listed on a national securities exchange, our share repurchase program, as described below, may provide eligible stockholders with limited, interim liquidity by enabling them to sell shares back to us, subject to restrictions and applicable law. On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, approved and established an Estimated Per Share NAV of our common stock of $5.33 based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018. Therefore, commencing with share repurchases in January 2019, the repurchase price for all stockholders will be the Estimated Per Share NAV, or $5.33 per share. The Estimated Per Share NAV of our shares should not be viewed as an accurate reflection of the fair market value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
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
A stockholder or his or her estate, heir or beneficiary may present to us fewer than all of the shares then-owned for repurchase. Repurchase requests made (i) on behalf of a deceased stockholder or a stockholder with a qualifying disability; (ii) by a stockholder due to another involuntary exigent circumstance, such as bankruptcy; or (iii) by a stockholder due to a mandatory distribution under such stockholder’s IRA may be made at any time after the occurrence of such event.
A stockholder who wishes to have shares repurchased must mail or deliver to us a written request on a form provided by us and executed by the stockholder, its trustee or authorized agent, which we must receive at least five business days prior to the first day of the quarter in which the stockholder is requesting a repurchase of its shares. An estate, heir or beneficiary that wishes to have shares repurchased following the death of a stockholder must mail or deliver to us a written request on a form provided by us, including evidence acceptable to our board of directors of the death of the stockholder, and executed by the executor or executrix of the estate, the heir or beneficiary, or their trustee or authorized agent, which we must receive at least five business days prior to the first day of the quarter in which the estate, heir, or beneficiary is requesting a repurchase of its shares.
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
Our board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change our share repurchase program at any time upon 30 days' prior notice to our stockholders for any reason it deems appropriate. Additionally, we will be required to discontinue sales of shares under the Third DRIP Offering on the date we sell all of the shares registered for sale under the Third DRIP Offering, unless we file a new registration statement with the SEC and applicable states, or the Third DRIP Offering is terminated by our board of directors. Because the repurchase of shares will be funded with the net proceeds we receive from the sale of shares under the Third DRIP Offering, the discontinuance or termination of the Third DRIP Offering will adversely affect our ability to redeem shares under the share repurchase program. We will notify our stockholders of such development in our next annual or quarterly reports or by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act.
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
During the year ended December 31, 2018, we repurchased approximately 9,321,000 shares of common stock, for an aggregate purchase price of $64,289,000 (an average of $6.90 per share). Of this amount, we repurchased 12,361 shares from stockholders in accordance with certain agreements with such stockholders, and not in connection with our share repurchase program, for an aggregate purchase price of approximately $77,000. During the year ended December 31, 2017, we repurchased approximately 5,773,000 shares of common stock, for an aggregate purchase price of $57,049,000 (an average of $9.88 per share) under our share repurchase program.
During the three months ended December 31, 2018, we repurchased the following shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Numbers of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
10/01/2018 - 10/31/2018	7,336	$6.26	—	$—
11/01/2018 - 11/30/2018	—	$—	—	$—
12/01/2018 - 12/31/2018	5,025	$6.26	—	$—
Total	12,361		—
During the three months ended December 31, 2018, we repurchased approximately $77,000 of shares of common stock.

Stockholders
As of March 18, 2019, we had approximately 180,648,000 shares of common stock outstanding held by 39,275 stockholders of record.
Distributions
We are taxed, and qualify, as a REIT for federal income tax purposes. As a REIT, we make distributions each taxable year equal to at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding capital gains). One of our primary goals is to continue to pay monthly distributions to our stockholders. For the year ended December 31, 2018, we paid aggregate distributions of $642,898,000 ($601,079,000 in cash and $41,819,000 reinvested in shares of our common stock pursuant to the DRIP). For the year ended December 31, 2017, we paid aggregate distributions of $130,075,000 ($63,082,000 in cash and $66,993,000 reinvested in shares of our common stock pursuant to the DRIP).
Use of Public Offering Proceeds
As of December 31, 2018, we had issued approximately 203.0 million shares of common stock in our Offerings for gross proceeds of $1,988.6 million, out of which we paid $156.5 million in selling commissions and dealer manager fees, $18.3 million in organization and offering costs and $54.6 million in acquisition related expenses to our Advisor or its affiliates. With the net offering proceeds and associated borrowings, we acquired $2,189.1 million in real estate investments, $117.2 million in real estate-related notes receivable, $46.6 million in notes receivable and $127.1 million in a preferred equity investment as of December 31, 2018. As of December 31, 2018, we had invested $187.1 million in capital improvements related to certain real estate investments.

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

The selected financial data presented below was derived from our consolidated financial statements (amounts in thousands, except shares and per share data):

	As of and for the Year Ended December 31,
Selected Financial Data	2018	2017	2016	2015	2014
Balance Sheet Data:
Total real estate, net	$879,337	$908,188	$1,039,330	$964,052	$800,723
Acquired intangible assets, net	$59,681	$86,938	$94,675	$103,185	$96,232
Cash and cash equivalents	$43,133	$336,500	$42,613	$28,527	$113,093
Preferred equity investment	$—	$—	$—	$127,147	$—
Assets of discontinued operations, net	$401	$213,833	$1,093,465	$1,093,821	$1,118,439
Total assets	$1,023,516	$1,624,599	$2,337,654	$2,382,440	$2,182,961
Notes payable, net	$36,214	$140,602	$172,042	$209,027	$215,777
Credit facility, net	$190,000	$—	$356,211	$290,456	$73,034
Intangible lease liabilities, net	$16,537	$17,555	$18,667	$19,745	$19,961
Liabilities of discontinued operations, net	$13	$5,058	$361,405	$379,375	$324,338
Total liabilities	$260,796	$193,782	$932,710	$920,264	$652,368
Total equity	$762,720	$1,430,817	$1,404,944	$1,462,176	$1,530,593
Operating Data:
Total revenue	$56,362	$94,414	$90,237	$96,818	$65,701
Rental expenses	$11,225	$13,071	$8,972	$7,363	$3,667
Acquisition related expenses	$—	$—	$1,667	$3,693	$4,081
Depreciation and amortization	$51,001	$33,540	$47,591	$30,429	$17,104
(Loss) income from operations	$(21,677)	$30,007	$14,800	$39,371	$29,562
(Loss) income from continuing operations	$(40,572)	$(37,038)	$478	$32,071	$18,997
Income from discontinued operations	$36,591	$261,675	$34,679	$36,305	$18,634
Net (loss) income	$(3,981)	$224,637	$35,157	$68,376	$37,631
Net loss (income) attributable to noncontrolling interests in consolidated partnerships	$22	$(47,326)	$(3,921)	$(4,938)	$(4,133)
Net (loss) income attributable to common stockholders	$(3,959)	$177,311	$31,236	$63,438	$33,498
Funds from operations attributable to common stockholders (1)	$20,161	$103,955	$114,634	$127,914	$75,882
Modified funds from operations attributable to common stockholders (1)	$29,402	$84,373	$111,196	$105,214	$67,957
Per Share Data:
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.22)	$(0.20)	$—	$0.17	$0.12
Discontinued operations	0.20	1.15	0.17	0.19	0.11
Net (loss) income attributable to common stockholders	$(0.02)	$0.95	$0.17	$0.36	$0.23
Diluted:
Continuing operations	$(0.22)	$(0.20)	$—	$0.17	$0.12
Discontinued operations	0.20	1.15	0.17	0.19	0.11
Net (loss) income attributable to common stockholders	$(0.02)	$0.95	$0.17	$0.36	$0.23
Distributions declared	$636,796	$130,183	$128,316	$124,963	$100,617
Distributions declared per common share	$3.49	$0.70	$0.70	$0.70	$0.70
Weighted average number of common shares outstanding:
Basic	182,667,312	185,922,468	183,279,872	178,521,807	143,682,692
Diluted	182,667,312	185,922,468	183,297,662	178,539,609	143,700,672
Cash Flow Data:
Net cash provided by operating activities	$23,599	$105,278	$122,821	$107,659	$69,723
Net cash provided by (used in) investing activities	$255,214	$1,092,831	$(18,818)	$(324,316)	$(1,021,697)
Net cash (used in) provided by financing activities	$(587,426)	$(903,800)	$(89,468)	$132,518	$1,065,284

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
On April 14, 2014, we registered 10,526,315 shares of common stock for a price per share of $9.50 for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the First DRIP Offering. On November 25, 2015, we ceased offering shares of common stock pursuant to the First DRIP Offering and registered an additional 10,473,946 shares of common stock for a price per share of $9.5475, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2015, and (ii) $9.50 per share, for a proposed maximum offering price of $100,000,000 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the Second DRIP Offering. On May 22, 2017, we ceased offering shares of common stock pursuant to the Second DRIP Offering and registered an additional 11,387,512 shares of common stock for a price per share of $9.519, which was the greater of (i) 95% of the fair market value per share as determined by our board of directors as of September 30, 2016, and (ii) $9.50 per share, for a proposed maximum offering price of $108,397,727 in shares of common stock under the DRIP pursuant to a Registration Statement on Form S-3, or the Third DRIP Offering. We refer to the First DRIP Offering, the Second DRIP Offering and the Third DRIP Offering as the DRIP Offerings, and collectively with our Offering, the Offerings.
On November 16, 2015, our board of directors, at the recommendation of our audit committee, or the Audit Committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of September 30, 2015, of $10.05. On November 28, 2016, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2016, of $10.02.On December 21, 2017, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of September 30, 2017, of $9.26. In connection with a special cash distribution paid on March 16, 2018, our board of directors approved a new Estimated Per Share NAV of $6.26, calculated based on the Estimated Per Share NAV as of September 30, 2017 of $9.26, less the special cash distribution of $3.00 per share. The updated Estimated Per Share NAV of $6.26 was effective on February 15, 2018, which was the record date of the special cash distribution. On September 27, 2018, our board of directors, at the recommendation of the Audit Committee, established an updated Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33. Each Estimated Per Share NAV was calculated for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. We intend to publish an updated Estimated Per Share NAV on at least an annual basis. Each Estimated Per Share NAV was determined by our board of directors after consultation with our Advisor and an independent third-party valuation firm.

On December 21, 2017, our board of directors approved an amendment to the DRIP in order for the purchase price per DRIP share to equal the most recent Estimated Per Share NAV. As a result, effective February 1, 2018, shares of common stock were offered pursuant to the Third DRIP Offering for a price per share of $9.26. In connection with the special cash distribution paid on March 16, 2018, to stockholders of record on February 15, 2018, our board of directors approved the updated Estimated Per Share NAV of $6.26, effective as of the February 15, 2018 record date. Therefore, effective February 15, 2018, shares of common stock were offered pursuant to the Third DRIP Offering for a price per share of $6.26. On September 27, 2018, our board of directors established an updated Estimated Per Share NAV of $5.33. Accordingly, commencing with distributions that accrued for the month of October 2018, shares of common stock are offered pursuant to the Third DRIP Offering at $5.33, per share until such time as our board of directors determines a new Estimated Per Share NAV.
As of December 31, 2018, we had issued approximately 203,039,000 shares of common stock in our Offerings for gross offer proceeds of $1,988,580,000, before share repurchases of $169,200,000 and offering costs, selling commissions and dealer manager fees of $174,852,000.
Effective April 10, 2018, John E. Carter resigned as our Chief Executive Officer. Mr. Carter remains the Chairman of our board of directors. In connection with Mr. Carter's resignation as Chief Executive Officer, our board of directors elected Michael A. Seton to serve as our Chief Executive Officer, effective April 10, 2018. Mr. Seton continues to serve as our President, a position he has held since August 2010.
On September 13, 2018, Lisa A. Drummond retired as our Secretary, effective immediately. Our board of directors elected Todd M. Sakow as our Secretary, effective September 13, 2018. Mr. Sakow continues to serve as our Chief Financial Officer and Treasurer, positions he has held since August 2010.
Substantially all of our operations are conducted through Carter/Validus Operating Partnership, LP, or our Operating Partnership. We are externally advised by Carter/Validus Advisors, LLC, or our Advisor, pursuant to an advisory agreement between us and our Advisor, which is our affiliate. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and rely upon our Advisor to provide substantially all of our services.
Our Property Manager, a wholly-owned subsidiary of our Sponsor, serves as our property manager. Our Advisor and our Property Manager received fees during our acquisition stage and will continue to receive fees during our operational stages, and our Advisor may be eligible to receive fees during our liquidation stage.
During the year ended December 31, 2017, our board of directors made a determination to sell our data center assets. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the years presented. As a result, we have classified our data centers segment as discontinued operations.
As of December 31, 2018, we had disposed of 23 properties (20 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,398.7 million and generated net proceeds from the sale of those assets of $1,372.6 million. During the year ended December 31, 2017, we sold 16 properties, including 15 data center properties and one healthcare property, and during the year ended December 31, 2018, we sold five data center properties and two healthcare properties. As of December 31, 2018, we had completed the disposition of all our data center properties.
As of December 31, 2018, we had completed acquisitions of 49 real estate investments, consisting of 84 properties, comprised of 95 buildings and parking facilities totaling of approximately 6,222,000 square feet of gross rentable area (excluding parking facilities), for an aggregate purchase price of $2,189,062,000. We have not acquired any real estate investments since May 2016.
As of December 31, 2018, we owned 30 real estate investments, consisting of 61 properties, comprised of 64 buildings and approximately 2,578,000 square feet of gross rentable area, all of which were part of our healthcare portfolio.
On May 4, 2018, Bay Area Regional Medical Center, LLC, or Bay Area, announced in a press release that it was closing its operations on May 10, 2018, and filing for bankruptcy in the near term. On May 4, 2018, we repaid our outstanding mortgage note payable related to the property in the principal amount of $84,667,000. On August 13, 2018, we terminated our lease agreement with Bay Area. On October 24, 2018, we entered into a lease agreement with a new tenant, the Board of Regents of the University of Texas System, or the Board of Regents, which is an affiliate of the University of Texas Medical Branch, or UTMB, to lease the UTMB Health Clear Lake Campus (formerly known as the Bay Area Regional Medical Center) property. The lease agreement was effective as of October 22, 2018. The lease agreement has an initial 15-year term with three 5-year renewal terms exercisable at the option of the Board of Regents (subject to certain conditions) and provides for a fixed base rent for the first five years of the lease term that will be payable monthly, subsequent to a free-rent period from October 1, 2018 to June 30, 2019.
Critical Accounting Policies
We believe that the following discussion addresses the most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.
Impairment of Long Lived Assets
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we assess the recoverability of the assets by estimating whether we will recover the carrying value of the assets through their undiscounted future cash flows and eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the assets, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the assets.
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
In addition, we apply a market approach using comparable sales for certain properties. The use of alternative assumptions in the market approach analysis could result in a different determination of the property’s estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the real estate and related assets.
Impairment of Real Estate
During the year ended December 31, 2018, real estate assets related to two healthcare properties with an aggregate carrying amount of $49,103,000 were determined to be impaired. The carrying value of the properties were reduced to their estimated fair value of $42,515,000, resulting in an impairment charge of $6,588,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income.
During the year ended December 31, 2018, we recognized an impairment of tenant improvements related to one healthcare property by accelerating the depreciation of the tenant improvements as a result of a lease termination, which is included in depreciation and amortization on the consolidated statements of comprehensive (loss) income.
During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were determined to be impaired. We used a discounted cash flow analysis and market valuation approach, which required certain judgments to be made by management. The carrying value of the properties were reduced to their estimated fair value of $52,557,000, resulting in an impairment charge of $33,211,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income. We review each property based on the highest and best use and market participant assumptions. See Note 13—"Fair Value" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for more details.
In addition, during the year ended December 31, 2017, we recorded an impairment loss of $5,936,000 related to one real estate property, which was sold on December 28, 2017 in the amount of $88,000,000. The impairment loss is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income. No impairment losses were recorded during the year ended December 31, 2016.
Impairment of Acquired Intangible Assets and Intangible Lease Liabilities
For the year ended December 31, 2018, we recognized an impairment of two in-place lease intangible assets in the amount of approximately $21,505,000, of which $21,296,000 related to Bay Area, a former tenant of the Company, by accelerating the amortization of the intangible assets. On August 13, 2018, we terminated the lease with Bay Area. As of December 31, 2018, we do not have any acquired intangible assets or intangible lease liabilities related to Bay Area.
In addition, for the year ended December 31, 2018, we accelerated the amortization of an above-market lease intangible asset in the amount of $311,000 as a result of a lease termination.

For the year ended December 31, 2017, we recognized an impairment of three in-place lease intangible assets in the amount of approximately $1,151,000 by accelerating the amortization of the intangibles as a result of a lease amendment.
For the year ended December 31, 2016, we recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,422,000 as a result of two tenants experiencing financial difficulties.
Disposition of Real Estate Properties During 2018
During the year ended December 31, 2018, we sold an aggregate of seven properties, consisting of five data center properties and two healthcare properties, which comprised 988,000 rentable square feet, for an aggregate sale price of $245,665,000.
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
Rental Income
The amount of rental income generated by our properties depends principally on our ability to maintain the occupancy rates of leased space and to lease available space at the then-existing rental rates. Negative trends in one or more of these factors could adversely affect our rental income in future periods. As of December 31, 2018, our operating properties were 92% leased.
Results of Operations
During the year ended December 31, 2017, our board of directors made a determination to sell our data center properties. Consistent with the decision, during the fourth quarter of 2017 and the year ended December 31, 2018, we sold 20 data center properties, (including one real estate property owned through a consolidated partnership) for aggregate consideration of $1,307,500,000. This decision represented a strategic shift that had a major effect on our results and operations and assets and liabilities for the years presented and qualifies as discontinued operations. The results of operations discussed below reflect the data centers segment presented as discontinued operations.
Our results of operations are influenced by the operating performance of our operating healthcare real estate properties.
The following table shows the property statistics of our real estate properties as of December 31, 2018, 2017 and 2016:

	December 31,
	2018	2017	2016
Number of operating properties	61	63	63
Leased square feet	2,360,000	2,367,000	2,709,000
Weighted average percentage of rentable square feet leased	92%	91%	100%
The following table summarizes the activity of our operating real estate properties for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Operating properties acquired	—	—	5
Operating properties placed in service	—	1	—
Operating properties disposed	2	1	—
Aggregate cost of operating properties placed in service	$—	$19,466,000	$—
Aggregate purchase price of operating properties acquired	$—	$—	$71,000,000
Net book value of properties disposed	$2,761,000	$93,435,000	$—
Leased square feet additions	—	34,000	158,000

These sections describe and compare our results of operations for the years ended December 31, 2018, 2017 and 2016. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, we analyze the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	Change
Same store rental revenue	$53,195	$83,183	$(29,988)
Non-same store rental revenue	1,538	5,462	(3,924)
Same store tenant reimbursement revenue	1,065	4,422	(3,357)
Non-same store tenant reimbursement revenue	549	1,310	(761)
Other operating income	15	37	(22)
Total revenue	$56,362	$94,414	$(38,052)

•
Same store rental revenue and tenant reimbursement revenue decreased primarily due to an increase in bad debt expense of $33.9 million related to Bay Area, which was experiencing financial difficulties. On August 13, 2018, we terminated our lease agreement with Bay Area. On October 24, 2018, we entered into a lease agreement with an affiliate of UTMB to lease the UTMB Health Clear Lake Campus (formerly known as the Bay Area Regional Medical Center) property, which was effective as of October 22, 2018, and resulted in recording of $3.2 million in same store rental and tenant reimbursement revenue.

•	Non-same store rental revenue and tenant reimbursement revenue decreased primarily due to the sale of three healthcare properties since January 1, 2017.
Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	Change
Same store rental expenses	$10,339	$11,292	$(953)
Non-same store rental expenses	886	1,779	(893)
General and administrative expenses	6,004	7,185	(1,181)
Asset management fees	9,809	10,611	(802)
Depreciation and amortization	51,001	33,540	17,461
Total expenses	$78,039	$64,407	$13,632

•
Same store rental expenses decreased primarily due to a decrease of property management fees during the year ended December 31, 2018, relating to one of our former tenants, Bay Area, which was experiencing financial difficulties, and a decrease in real estate taxes, offset by an increase in utilities in 2018.

•	Non-same store rental expenses and asset management fees decreased primarily due to the sale of three healthcare properties since January 1, 2017.

•	General and administrative expenses decreased primarily due to the completion of a cost segregation study during the year ended December 31, 2017.

•
Depreciation and amortization increased primarily due to the accelerated amortization of $21,505,000 related to the in-place lease intangible assets at two properties, majority of which relates to Bay Area, partially offset by a decrease in depreciation and amortization expense due to the sale of three healthcare properties since January 1, 2017.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	Change
Other interest and dividend income:
Cash deposits interest	$361	$68	$293
Notes receivable interest and other income	3,402	3,079	323
Total other interest and dividend income	3,763	3,147	616

Interest expense, net:
Interest on notes payable	(4,082)	(8,797)	4,715
Interest on unsecured credit facility	(7,121)	(12,946)	5,825
Amortization of deferred financing costs	(2,321)	(3,005)	684
Capitalized interest	225	2,865	(2,640)
(Loss) gain on debt extinguishment	(207)	2,774	(2,981)
Total interest expense, net	(13,506)	(19,109)	5,603
Provision for loan losses	(2,782)	(11,936)	9,154
Impairment loss on real estate	(6,588)	(39,147)	32,559
Gain on real estate dispositions	218	—	218
Total other expense	(18,895)	(67,045)	48,150
Income from discontinued operations	$36,591	$261,675	$(225,084)

•
Interest on notes payable decreased due to the repayment of five notes payable since January 1, 2017, in the amount of $116.5 million. The outstanding principal balance on notes payable was $36.3 million as of December 31, 2018, as compared to $141.5 million as of December 31, 2017.

•
Interest on unsecured credit facility decreased due to a decrease in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $171.5 million as of December 31, 2018, as compared to $396.3 million as of December 31, 2017.

•
Capitalized interest decreased due to a decrease in the average accumulated expenditures on development properties to $3.5 million for the year ended December 31, 2018, as compared to $43.2 million for the year ended December 31, 2017, as a result of placing three capital improvement projects into service.

•	Loss on debt extinguishment increased due to associated early extinguishment of debt obligations.

•
Provision for loan losses decreased in the amount of $9.1 million. During the year ended December 31, 2018, we recorded $1.9 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable. Bad debt expense related to the personal property tax receivable was recorded in connection with Bay Area, which was experiencing financial difficulties. During the year ended December 31, 2017, we recorded $11.9 million as bad debt expense on notes receivable and accrued interest related to two tenants.

•
Impairment loss on real estate decreased due to impairment loss recorded in the amount of $6.6 million during 2018, related to two real estate properties, compared to impairment loss recorded in the amount of $39.1 million during 2017, related to five real estate properties.

•	Income from discontinued operations decreased primarily due to a gain of $224.1 million on the sale of 15 data center properties recognized in 2017.

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016
Changes in our revenues are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Same store rental revenue	$76,231	$72,351	$3,880
Non-same store rental revenue	12,414	14,171	(1,757)
Same store tenant reimbursement revenue	4,438	3,055	1,383
Non-same store tenant reimbursement revenue	1,294	643	651
Other operating income	37	17	20
Total revenue	$94,414	$90,237	$4,177

•
Same store rental revenue increased primarily due to bad debt expense recorded in the amount of $12.3 million during the year ended December 31, 2017 as compared to $24.6 million during the year ended December 31, 2016, partially offset by a decrease in contractual rental revenue and straight-line rental revenue during the year ended December 31, 2017, as a result of certain tenants experiencing financial difficulties.

•
Non-same store rental revenue decreased primarily as a result of the sale of a healthcare property during the year ended December 31, 2017, offset by the acquisition of five properties and one property placed into service since January 1, 2016.

•
Same store tenant reimbursement revenue increased primarily due to an increase in real estate taxes recognized during the year ended December 31, 2017, due to assumption of unpaid taxes by one of our tenants, offset by an increase in bad debt expenses related to tenant reimbursement revenues.

•	Non-same store tenant reimbursement revenue increased primarily due to the acquisition of five properties and placing one property into service since January 1, 2016.
Changes in our expenses are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Same store rental expenses	$11,024	$7,651	$3,373
Non-same store rental expenses	2,047	1,321	726
General and administrative expenses	7,185	6,251	934
Acquisition related expenses	—	1,667	(1,667)
Asset management fees	10,611	10,956	(345)
Depreciation and amortization	33,540	47,591	(14,051)
Total expenses	$64,407	$75,437	$(11,030)

•
Same store rental expenses increased primarily due to an increase in real estate taxes recognized during the year ended December 31, 2017, due to assumption of unpaid taxes by us on behalf of one of our tenants.

•	Non-same store rental expenses increased primarily due to the acquisition of five operating properties and one property placed in service since January 1, 2016.

•
General and administrative expenses increased primarily due to federal excise tax incurred during the year ended December 31, 2017, in the amount of $0.6 million, coupled with an increase in professional fees related to strategic advice in connection with dispositions of our data center properties.

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

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	For the Year Ended December 31,
	2017	2016	Change
Other interest and dividend income:
Cash deposits interest	$68	$52	$16
Dividends on preferred equity investment	—	11,595	(11,595)
Notes receivable interest and other income	3,079	1,648	1,431
Total other interest and dividend income	3,147	13,295	(10,148)

Interest expense, net:
Interest on notes payable	(8,797)	(10,077)	1,280
Interest on unsecured credit facility	(12,946)	(10,934)	(2,012)
Amortization of deferred financing costs	(3,005)	(3,603)	598
Capitalized interest	2,865	2,424	441
Gain (loss) on debt extinguishment	2,774	(1,133)	3,907
Total interest expense, net	(19,109)	(23,323)	4,214
Provision for loan losses	(11,936)	(4,294)	(7,642)
Impairment loss on real estate	(39,147)	—	(39,147)
Total other expense	(67,045)	(14,322)	(52,723)
Income from discontinued operations	$261,675	$34,679	$226,996

•	Dividends on preferred equity investment decreased due to the redemption of the preferred equity investment on October 4, 2016.

•	Notes receivable interest and other income increased primarily due to an increase in the weighted average outstanding principal balance of our notes receivable, net of reserves.

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

•	Impairment loss on real estate increased due to impairment loss recorded in the amount of $39.1 million during 2017, related to of five real estate properties.

•
Income from discontinued operations, which includes revenue, operating expenses and interest expense of the data center segment, increased primarily due to a gain of $224.1 million on the sale of 15 data center properties.

Distributions to Stockholders
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, and may continue to pay and have no limits on the amounts we may pay, distributions from sources other than from our cash flows from operations. For the year ended December 31, 2018, our cash flows provided by operations of approximately $23.6 million was a shortfall of $619.3 million, or 96.3%, of our distributions (total distributions were approximately $642.9 million, of which $601.1 million was cash and $41.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, our unsecured credit facility and proceeds from real estate dispositions. For the year ended December 31, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period, proceeds from real estate dispositions and proceeds from our unsecured credit facility.
For the year ended December 31, 2018, our cash flows provided by operations of approximately $23.6 million was a shortfall of $63.1 million, or 72.8%, of our ordinary distributions (total ordinary distributions were approximately $86.7 million, of which $44.9 million was cash and $41.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, our unsecured credit facility and proceeds from real estate dispositions.
For the year ended December 31, 2017, our cash flows provided by operations of approximately $105.3 million was a shortfall of $24.8 million, or 19.1%, of our distributions (total distributions were approximately $130.1 million, of which $63.1 million was cash and $67.0 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP.
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
The following table shows the character of distributions we paid on a percentage basis during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	2.85%	—%	45.45%
Capital gain distributions	5.07%	100.00%	3.20%
Nontaxable distributions	92.08%	—%	51.35%
Total	100.00%	100.00%	100.00%
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
Repurchases of shares of our common stock are at the sole discretion of our board of directors, provided, however, that we will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31st of the previous calendar year, or the 5.0% Annual Limitation. In addition, we will further limit the amount of shares repurchased each quarter, subject to adjustments in accordance with the 5.0% Annual Limitation. Our board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days’ prior notice to our stockholders for any reason it deems appropriate.
On April 30, 2018, we announced we had reached the 5.0% Annual Limitation, and that we would not be able to fully accommodate all repurchase requests for the month of April 2018, and will not process any further requests for the remainder of the year ending December 31, 2018. For repurchase requests we received for the April 30, 2018 repurchase, shares were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information.
On July 26, 2018, our board of directors approved and adopted the Amended and Restated Share Repurchase Program, or the First Amended & Restated SRP, which became effective when we recommenced repurchasing shares of common stock in

2019. The First Amended & Restated SRP provides, among other things that we will repurchase shares on a quarterly, instead of monthly, basis. On October 24, 2018, our board of directors approved and adopted the Second Amended and Restated Share Repurchase Program, or the Second Amended & Restated SRP, to update the definition of "Repurchase Date" in order to clarify that we will either accept or reject a repurchase request by the first day of each quarter, and will process accepted repurchase requests on or about the tenth day of such quarter. Further, if a repurchase is granted, we or our agent will send the repurchase amount to each stockholder, estate, heir, or beneficiary on or about the tenth day of such quarter.
The purchase price for shares repurchased pursuant to the Second Amended & Restated SRP will be based on our most recent Estimated Per Share NAV, which we expect to update on at least an annual basis.
During the year ended December 31, 2018, we repurchased approximately 9,321,000 shares for an aggregate purchase price of $64,289,000 (an average of $6.90 per share). Of this amount, we repurchased 12,361 shares from stockholders in accordance with certain agreements with such stockholders and not in connection with our share repurchase program, for an aggregate purchase price of approximately $77,000. During the year ended December 31, 2017, we repurchased approximately 5,773,000 shares of common stock for an aggregate purchase price of $57,049,000 (an average of $9.88 per share).
Our board of directors has the right, in its sole discretion, to waive the one-year holding requirement under the Second Amended & Restated SRP in the event of the death or qualifying disability of a stockholder, or involuntary exigent circumstances, such as bankruptcy, or a mandatory requirement under a stockholder's IRA.
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
Liquidity and Capital Resources
Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current and future investments. We may utilize future proceeds from secured and unsecured financings to selectively acquire additional real estate properties and real estate-related investments. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.
We are required by the terms of applicable loan documents to meet certain financial covenants, such as coverage ratios and reporting requirements. In addition, certain loan agreements include cross-default provisions to financial covenants in lease agreements with our tenants so that a default in the financial covenant in the lease agreement is a default in our loan. On August 13, 2018, our Operating Partnership and certain of our subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement to amend certain financial covenants as a result of Bay Area experiencing financial difficulties. We are in compliance with the covenants of the First Amendment to the Third Amended and Restated Credit Agreement. We were in compliance with all financial covenant requirements as of the date of the filing of this Annual Report.
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
As of December 31, 2018, we had disposed of 23 properties (20 data center properties, including one real estate property owned through a consolidated partnership, and three healthcare properties) for an aggregate sale price of $1,398.7 million and generated net proceeds from the sale of those assets of $1,372.6 million.

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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offerings, borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We require approximately $1.7 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of December 31, 2018, we had $0.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of December 31, 2018, we had approximately $43.1 million in cash and cash equivalents. For the year ended December 31, 2018, we incurred capital expenditures of $5.0 million that primarily related to three healthcare real estate investments.
Unsecured Credit Facility
As of December 31, 2018, the maximum commitment available under the unsecured credit facility was $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to our Operating Partnership’s right to a 12-month extension. Subject to certain conditions, the unsecured credit facility can be increased to $750,000,000. Generally, proceeds of the unsecured credit facility are used for tenant improvements, leasing commissions and capital expenditures with respect to real estate, for repayment of indebtedness and for general corporate and working capital purposes. See Note 10—"Unsecured Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreement. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by us, our Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. We were in compliance with all financial covenant requirements under the unsecured credit facility at December 31, 2018.
During the year ended December 31, 2018, 18 of our properties were resubmitted to the unencumbered pool of the unsecured credit facility, which increased our total unencumbered pool availability under the unsecured credit facility by approximately $61,185,000. In connection with property dispositions, we removed five properties from the unencumbered pool of the unsecured credit facility, which decreased our total unencumbered pool availability under the unsecured credit facility by approximately $106,500,000. As of December 31, 2018, we had a total unencumbered pool availability under the unsecured credit facility of $311,879,000 and an aggregate outstanding principal balance of $190,000,000; therefore, $121,879,000 was available to be drawn under the unsecured credit facility.
Financing
We anticipate that our aggregate borrowings, both secured and unsecured, will not exceed 50.0% of the greater of combined cost or fair market value of our real estate-related investments. For these purposes, the fair market value of each asset is equal to the value reported in the most recent independent appraisal of the asset. Our policies do not limit the amount we may borrow with respect to any individual investment. As of December 31, 2018, our borrowings were 19.8% of the fair market value of our real estate-related investments.
Under our charter, we have a limitation on borrowing that precludes us from borrowing in excess of 300% of our net assets, without the approval of a majority of our independent directors. Net assets for purposes of this calculation are defined to be our total assets (other than intangibles) valued at cost prior to deducting depreciation, amortization, bad debt and other non-cash reserves, less total liabilities. Generally, the preceding calculation is expected to approximate 75% of the aggregate cost of our real estate-related investments before depreciation, amortization, bad debt and other similar non-cash reserves. In addition, we may incur mortgage debt and pledge some or all of our properties as security for that debt to obtain funds to acquire additional real properties or for working capital. We may also borrow funds to satisfy the REIT tax qualification requirement that we distribute at least 90% of our annual REIT taxable income to our stockholders. Furthermore, we may borrow if we otherwise deem it necessary or advisable to ensure that we maintain our qualification as a REIT for federal income tax purposes. As of December 31, 2018, our leverage did not exceed 300% of the value of our net assets.
Notes Payable
For a discussion of our notes payable, see Note 9—"Notes Payable" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Cash Flows
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

	For the Year Ended December 31,
(in thousands)	2018	2017	Change
Net cash provided by operating activities	$23,599	$105,278	$(81,679)
Net cash provided by investing activities	$255,214	$1,092,831	$(837,617)
Net cash used in financing activities	$(587,426)	$(903,800)	$316,374
Operating Activities

•
Net cash provided by operating activities decreased primarily due to the sale of 16 properties during 2017 and the sale of seven properties during the year ended December 31, 2018, coupled with less rent collected from Bay Area, which was experiencing financial difficulties. The lease with Bay Area was terminated on August 13, 2018.

Investing Activities

•
Net cash provided by investing activities decreased primarily due a decrease in proceeds from real estate disposals of $890.5 million, offset by proceeds from the sale of equipment of $20.9 million, a decrease in capital expenditures of $18.8 million and a decrease in notes receivable advances of $12.8 million.

Financing Activities

•
Net cash used in financing activities decreased primarily due to a decrease in payments on our debt principal balances of $624.1 million, an increase in proceeds from our credit facility of $164.0 million and a decrease in distributions to noncontrolling interests of $70.1 million, offset by an increase in distributions to stockholders of $538.0 million and an increase in repurchases of common stock of $7.2 million.

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

Investing Activities

•
Net cash provided by investing activities increased primarily due to an increase in proceeds from real estate disposals of $1,131.6 million, a decrease in investments in real estate of $71.0 million and a decrease in capital expenditures of $45.7 million, offset by a decrease in our redemption of our preferred equity investment of $127.1 million and an increase in notes receivable, net of $9.6 million.

Financing Activities

•
Net cash used in financing activities increased primarily due to an increase in payments on our debt principal balances of $647.8 million, an increase in distributions to noncontrolling interests of $71.8 million, a decrease in proceeds from our credit facility of $64.0 million, an increase in repurchases of common stock of $23.7 million and an increase in distributions to stockholders of $3.0 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including funds available for distribution, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our qualification as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions, and therefore distribution payments are not assured. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions. Additionally, our organizational documents permit us to pay distributions from unlimited amounts of any source, and we have and may continue to use sources other than operating cash flows to fund distributions, including funds equal to amounts reinvested in the DRIP Offerings, which may reduce the amount of capital available to support our operations.
We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP Offerings. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018			2017
Distributions paid in cash - common stockholders	$601,079,000	(1)		$63,082,000
Distributions reinvested (shares issued)	41,819,000			66,993,000
Total distributions	$642,898,000			$130,075,000
Source of distributions:
Cash flows provided by operations (3)	$23,599,000		4%	$63,082,000	48%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	41,819,000		7%	66,993,000	52%
Cash and cash equivalents - Beginning of period (3)	336,500,000	(2)	52%	$—	—%
Proceeds from real estate disposals (3)	240,980,000		37%	$—	—%
Total sources	$642,898,000		100%	$130,075,000	100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of December 31, 2018 were $5.0 million for common stockholders. These distributions were paid on January 2, 2019.
For the year ended December 31, 2018, we declared and paid distributions of approximately $642.9 million to common stockholders, which includes shares issued pursuant to the DRIP Offerings, consisting of an ordinary distribution of $86.7 million and a special cash distribution of $556.2 million, as compared to FFO (as defined below) for the year ended

December 31, 2018 of $20.2 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to December 31, 2018, see Note 21—"Subsequent Events" to the consolidated financial statements included in this Annual Report on Form 10-K.
Commitments and Contingencies
For a discussion of our commitments and contingencies, see Note 18—"Commitments and Contingencies" to the consolidated financial statements that are a part of this Annual Report on Form 10-K.
Debt Service Requirements
One of our principal liquidity needs is the payment of principal and interest on outstanding indebtedness. As of December 31, 2018, we had $36.3 million in notes payable principal outstanding and $190.0 million principal outstanding under the unsecured credit facility. We are required by the terms of certain loan documents to meet certain covenants, such as financial ratios and reporting requirements. As of December 31, 2018, we were in compliance with all such covenants and requirements on our mortgage loans payable and the unsecured credit facility.
As of December 31, 2018, the total aggregate notional amount under derivative instruments was $55.9 million. We have agreements with each derivative counterparty that contain cross-default provisions, whereby if we default on certain of our unsecured indebtedness, then we could also be declared in default on our derivative obligations, resulting in an acceleration of payment thereunder. As of December 31, 2018, we were in compliance with all such cross-default provisions.
Contractual Obligations
As of December 31, 2018, we had approximately $226,289,000 of principal debt outstanding, of which $36,289,000 related to notes payable and $190,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable" and Note 10—"Unsecured Credit Facility" to the consolidated financial statements that are a part of this Annual Report on Form 10-K for certain terms of the debt outstanding.
Our contractual obligations as of December 31, 2018, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	38,403	(4)	865	16,655	—	55,923
Interest payments — variable rate debt fixed through interest rate swap agreements (2)	1,342		1,655	675	—	3,672
Principal payments — variable rate debt	170,366	(4), (5)	—	—	—	170,366
Interest payments — variable rate debt (3)	2,751		—	—	—	2,751
Capital expenditures	1,666		—	—	—	1,666
Ground lease payments	725		2,182	2,294	32,137	37,338
Total	$215,253		$4,702	$19,624	$32,137	$271,716

(1)	As of December 31, 2018, we had $55.9 million outstanding principal on notes payable and our unsecured credit facility that were fixed through the use of interest rate swap agreements.

(2)	We used the fixed rates under our interest rate swap agreements as of December 31, 2018, to calculate the debt payment obligations in future periods.

(3)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreements as of December 31, 2018, to calculate the debt payment obligations in future periods.

(4)
Of these amounts, $190.0 million relates to the revolving line of credit under our unsecured credit facility. The maturity date on the revolving line of credit under our unsecured credit facility is May 28, 2019, subject to our right to a 12-month extension, which we intend to exercise.

(5)	Of this amount, $18,366,000 relates to a loan agreement that was repaid at maturity on January 25, 2019.

Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of, our Advisor or its affiliates for disposition fees, asset and property management fees and reimbursement of operating costs. Refer to Note 11—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K for a detailed discussion of the various related-party transactions and agreements.
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
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guidelines: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income; nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, adjustments related to contingent purchase price obligations, amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments), loss on debt extinguishment, acquisition related expenses; and the adjustments of such items related to noncontrolling interests in our Operating Partnership. The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
Since MFFO excludes acquisition fees and expenses, it should not be construed as a historic performance measure. Acquisition fees and expenses are paid in cash by us, and we have not set aside or put into escrow any specific amount of proceeds from our offerings to be used to fund acquisition fees and expenses. Acquisition fees and expenses include payments to our Advisor or its affiliates and third parties. Such fees and expenses will not be reimbursed by our Advisor or its affiliates and third parties, and therefore if there are no proceeds remaining from the sale of shares of our common stock to fund future acquisition fees and expenses, such fees and expenses will need to be paid from either additional debt, operational earnings or cash flows, net proceeds from the sale of properties, or from ancillary cash flows. As a result, the amount of proceeds available for investment and operations would be reduced, or we may incur additional interest expense as a result of borrowed funds. Nevertheless, our Advisor or its affiliates will not accrue any claim on our assets if acquisition fees and expenses are not paid from the proceeds of our offerings. Under GAAP, acquisition fees and expenses related to the acquisition of properties determined to be business combinations are expensed as incurred, including investment transactions that are no longer under consideration, and, when incurred, are included in acquisition related expenses in the accompanying consolidated statements of comprehensive (loss) income and acquisition fees and expenses associated with transactions determined to be an asset purchase are capitalized.
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

The following is a reconciliation of net income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands, except share data and per share amounts):

	For the Year Ended December 31,
	2018	2017		2016
Net (loss) income attributable to common stockholders	$(3,959)	$177,311		$31,236
Adjustments:
Depreciation and amortization	51,001	65,750		86,335
Impairment loss on real estate	6,588	39,147		—
Gain on real estate dispositions from discontinued operations	(33,251)	(224,133)		—
Gain on real estate dispositions from continuing operations	(218)	—		—
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	45,880	(4)	(2,937)	(5)
FFO attributable to common stockholders	$20,161	$103,955		$114,634
Adjustments:
Acquisition related expenses (1)	$—	$—		$1,667
Amortization of intangible assets and liabilities (2)	(500)	(3,118)		(3,297)
Change in fair value of contingent consideration	—	(2,920)		300
Straight-line rent (3)	9,534	(13,342)		(3,941)
Loss on debt extinguishment	207	4,513		1,133
Noncontrolling interests’ share of the above adjustments related to the consolidated partnerships	—	(4,715)	(6)	700	(7)
MFFO attributable to common stockholders	$29,402	$84,373		$111,196
Weighted average common shares outstanding - basic	182,667,312	185,922,468		183,279,872
Weighted average common shares outstanding - diluted	182,667,312	185,922,468		183,297,662
Weighted average common shares outstanding - diluted for FFO	182,689,646	185,940,379		183,297,662
Net income per common share - basic	$(0.02)	$0.95		$0.17
Net income per common share - diluted	$(0.02)	$0.95		$0.17
FFO per common share - basic	$0.11	$0.56		$0.63
FFO per common share - diluted	$0.11	$0.56		$0.63

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

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. For the year ended December 31, 2018, we wrote off approximately $18,046,000 of straight-line rent, of which $17,628,000 related to Bay Area, a former tenant that was experiencing financial difficulties. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

(4)	Of this amount, $(2,306,000) related to depreciation and amortization and $48,186,000 related to gain on real estate dispositions.

(5)	Total amount related to depreciation and amortization.

(6)	Of this amount, $489,000 related to straight-line rents, $742,000 related to above- and below-market leases and $(5,946,000) related to loss on debt extinguishment.

(7)	Of this amount, $(175,000) related to straight-line rents and $875,000 related to above- and below-market leases.
The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the following quarterly periods (amounts in thousands, except share data and per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Net income (loss) attributable to common stockholders	$2,060	$5,570	$5,642	$(17,231)
Adjustments:
Depreciation and amortization	7,692	7,243	7,245	28,821
Impairment loss on real estate	757	—	5,831	—
Gain on real estate dispositions from discontinued operations	—	(4,007)	(10,666)	(18,578)
Gain on real estate dispositions from continuing operations	—	—	(218)	—
FFO attributable to common stockholders	$10,509	$8,806	$7,834	$(6,988)
Adjustments:
Amortization of intangible assets and liabilities (1)	134	(184)	(223)	(227)
Straight-line rent (2)	(3,329)	(1,078)	(1,175)	15,116
Loss on debt extinguishment	—	—	207	—
MFFO attributable to common stockholders	$7,314	$7,544	$6,643	$7,901
Weighted average common shares outstanding - basic	182,656,235	181,260,431	181,128,292	185,673,400
Weighted average common shares outstanding - diluted	182,678,735	181,282,589	181,128,292	185,673,400
Weighted average common shares outstanding - diluted for FFO	182,678,735	181,282,589	181,146,292	185,673,400
Net income (loss) per common share - basic	$0.01	$0.03	$0.03	$(0.09)
Net income (loss) per common share - diluted	$0.01	$0.03	$0.03	$(0.09)
FFO per common share - basic	$0.06	$0.05	$0.04	$(0.04)
FFO per common share - diluted	$0.06	$0.05	$0.04	$(0.04)

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

(2)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays if applicable). This may result in income recognition that is significantly different than the underlying contract terms. For the quarter ended March 31, 2018, we wrote off approximately $17,628,000 of straight-line rent, which related to Bay Area, a former tenant that was experiencing financial difficulties. For the quarter ended December 31, 2018, we wrote off approximately $418,000 of straight-line rent as a result of a lease termination. By adjusting for the change in deferred rent receivables, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of December 31, 2018 (amounts in thousands):

December 31, 2018
Notes payable:
Variable rate notes payable fixed through interest rate swaps	$17,923
Variable rate notes payable (1)	18,366
Total notes payable	36,289
Unsecured credit facility:
Variable rate revolving line of credit fixed through interest rate swaps	38,000
Variable rate revolving line of credit	152,000
Total unsecured credit facility	190,000
Total principal debt outstanding (2)	$226,289

(1)	$18,366,000 relates to a loan agreement that was repaid at maturity on January 25, 2019.

(2)	As of December 31, 2018, the weighted average interest rate on our total debt outstanding was 4.1%.
As of December 31, 2018, $170.4 million of the $226.3 million total debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.3% per annum. As of December 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in a change in interest expense of $0.9 million per year.
As of December 31, 2018, we had two interest rate swap agreements outstanding, which mature on May 28, 2019 and October 11, 2022, with an aggregate notional amount under the swap agreements of $55.9 million and an aggregate settlement asset value of $0.4 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of December 31, 2018, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $0.8 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, an evaluation as of the end of the period covered by this Annual Report on Form 10-K was conducted under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of December 31, 2018, were effective at a reasonable assurance level.
(b) Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. Under the supervision, and with the participation, of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the Original Framework. Based on our evaluation under the Original Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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
(c) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Board of Directors and Executive Officers
Our directors and executive officers and their respective positions are as follows:

Name	Age	Positions
John E. Carter	59	Chairman of the Board
Mario Garcia, Jr.	48	Director
Jonathan Kuchin	67	Director (Independent)
Randall Greene	69	Director (Independent)
Ronald Rayevich	76	Director (Independent)
Michael A. Seton	46	Chief Executive Officer
Todd M. Sakow	47	Secretary, Chief Financial Officer and Treasurer
John E. Carter founded and has served as the Chairman of the board of directors of Carter Validus Mission Critical REIT, Inc. since December 2009 and served as Chief Executive Officer from December 2009 to April 2018. Mr. Carter serves as the Chairman of the board of directors of Carter Validus Mission Critical REIT II, Inc. since January 2013 and served as Chief Executive Officer from January 2013 to April 2018. Mr. Carter also served as President of Carter Validus Mission Critical REIT, Inc. from December 2009 to March 2015 and served as President of Carter Validus Mission Critical REIT II, Inc. from January 2013 to March 2015. Mr. Carter serves as Executive Chairman of Carter Validus Advisors II, LLC. Mr. Carter founded and serves as Executive Chairman of Carter/Validus Advisors, LLC and has served as Chief Executive Officer from December 2009 to August 2015 and Co-Chief Executive Officer from August 2015 to April 2018, a member of the Investment Management Committee of Carter/Validus Advisors, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services, LLC since December 2009. Mr. Carter founded and serves as Executive Chairman of Carter/Validus REIT Investment Management Company, LLC and has served as Chief Executive Officer from December 2009 to July 2015 and Co-Chief Executive Officer of Carter/Validus REIT Investment Management Company from July 2015 to April 2018. Mr. Carter serves as Executive Chairman of CV REIT Management Company, LLC and served as Co-Chief Executive Officer from October 2015 to April 2018. He has served as Chief Executive Officer of Carter Validus Mission Critical REIT II, Inc. from January 2013 to July 2015 and Co-Chief Executive Officer of Carter Validus Advisors II, LLC from August 2015 to April 2018, and is a member of the Investment Committee of Carter Validus Advisors II, LLC and Chief Executive Officer of Carter Validus Real Estate Management Services II, LLC since January 2013. Mr. Carter serves as Executive Chairman of the sponsor, Carter Validus REIT Management company II, LLC. He has served as Chief Executive Officer from January 2013 to July 2015 and as Co-Chief Executive Officer of Carter Validus REIT Management Company II, LLC, from July 2015 to April 2018. Mr. Carter also served on the Board of Managers for Validus/Strategic Capital Partners, LLC (now Strategic Capital Management Holdings, LLC) from November 2010 to August 2014. Mr. Carter serves as Chairman of the board of directors of Carter Multifamily Growth & Income Fund, LLC. He also serves as Executive Chairman and as a member of the investment committee of the advisor, Carter Multifamily Growth & Income Advisors, LLC and as Executive Chairman of the sponsor, Carter Multifamily Fund Management Company, LLC. Mr. Carter has more than 37 years of real estate experience in all aspects of leasing, asset management, acquisitions, finance, investment and corporate advisory services. Mr. Carter served as Vice Chairman and a principal of Carter & Associates, L.L.C., or Carter & Associates, one of the principals of our sponsor, from January 2000 to June 2016. Mr. Carter has served in such capacities since he merged his company, Newport Partners, LLC, or Newport Partners, to Carter & Associates in January 2000. Mr. Carter founded Newport Partners in November 1989 and grew the company into a full-service real estate firm with approximately 63 associates throughout Florida. Prior to November 1989, Mr. Carter worked for two years at Trammel Crow Company. In the early 1980s, he spent five years at Citicorp where he focused primarily on tax shelter, Industrial Revenue Bonds (IRBs) and other real estate financing transactions. He also was a founding board member of GulfShore Bank (currently Seacoast Bank), a community bank located in Tampa, Florida, serving on the Board from August 2007 until April 2017. Mr. Carter is a licensed real estate broker, a retired member of the IPA Board and Executive Committee and is a member of NAREIT’s Public Non-Listed REIT Council Executive Committee. Mr. Carter obtained a Bachelor’s degree in Economics with a minor in Mathematics from St. Lawrence University in Canton, New York in 1982 and a Masters in Business Administration from Harvard University in Cambridge, Massachusetts in 1989. Mr. Carter was selected to serve as a director because he has significant real estate experience in various areas. He has expansive knowledge of the real estate industry and has relationships with chief executives and other senior management at numerous real estate companies. Mr. Carter brings a unique and valuable perspective to our board of directors.

Mario Garcia, Jr. has been a director of the Company since November 2010. Mr. Garcia, Jr. has been a member of the Investment Management Committee of Carter/Validus Advisors, LLC since November 2010. He also currently serves, since February 2014, as a member of the Investment Committee of Carter Validus Advisors II, LLC. Mr. Garcia, Jr. has over 15 years of real estate experience. Mr. Garcia, Jr. helped found the sponsor of the Company and Carter Validus Mission Critical REIT II, Inc. He helped found and served on the Board of Managers of Validus/Strategic Capital Partners, LLC (now known as Strategic Capital Management Holdings, LLC) from November 2010 to August 2014 and has served on the Board of Managers of Validus/Strategic Capital, LLC since December 2015. In 2004, Mr. Garcia, Jr., as CEO and Managing Partner, formed Validus Group Partners, Ltd. (“Validus Group”), an investment firm based in Tampa, Florida that develops, owns and manages real estate and real estate related businesses. Validus Group is one of the principals of our sponsor. Mr. Garcia, Jr. served as the founding chairman of GulfShore Bank (currently Seacoast Bank), a Tampa Bay area community bank focused on serving small to medium sized companies that he helped start in 2007, from August 2007 through April 2017. He served as a board member at both the Bank and the Bank’s holding company from August 2007 to April 2017. In 2013, Mr. Garcia, Jr. helped found Validus Senior Living, a senior lifestyle company that owns and operates senior living communities. Validus Senior Living also provides property development, acquisition and management expertise. Mr. Garcia, Jr. also has been since 1995 the Chairman and Founder of Electrostim Medical Services, Inc. (“EMSI”), a national medical device company which he established in 1995 as a start-up business. Mr. Garcia, Jr. has been a board member of the Boys & Girls Club of Tampa Bay since March 2017. He has served as a founding board member of the Neurostimulation Device Alliance Board since February 2012. Mr. Garcia, Jr. is a member of Vistage International, a networking group of Chief Executive Officers managing business throughout the world. Mr. Garcia, Jr. and his businesses support Metropolitan Ministries, the Boys and Girls Club of Tampa Bay and a variety of other charitable foundations.
Jonathan Kuchin has been an independent director since March 2011. Mr. Kuchin has also served as an independent director of Carter Validus Mission Critical REIT II, Inc. since April 2014. Mr. Kuchin, a certified public accountant, has more than 29 years of experience in public accounting, focusing on public companies and their financial and tax issues, including initial public offerings, public financings, mergers and acquisitions, compensation issues (i.e., options, warrants, phantom stock, restricted stock), and implementation and compliance with the Sarbanes-Oxley Act of 2002, or SOX. On June 30, 2010, Mr. Kuchin retired as a tax partner from PricewaterhouseCoopers, or PwC. At retirement, he was a real estate tax partner in the New York City office, where he focused on public and private REIT clients and on SEC reporting aspects of public REITs, including accounting for income taxes and uncertainty of income taxes as well as compliance with SOX. He served in that capacity from June 2006 until his retirement date. From September 2004 to June 2006, Mr. Kuchin was a tax service partner for large corporations at PwC in the New York City office, where he focused on PwC audit clients and their issues relating to accounting for income taxes, compliance with SOX, deferred tax studies, first SEC filings and conversion to GAAP. Prior to June 2006, Mr. Kuchin served as the tax partner in charge of the PwC Seattle office and focused his practice on large public companies and the issues related to SEC filings, accounting for income taxes, SOX, and all other tax issues for public companies. In addition to his client responsibilities in Seattle, he managed the tax practice of 85 tax professionals including partners specializing in international tax, state and local tax, financial service tax and private companies. From October 1988 to July 1997, when he was admitted to the Coopers and Lybrand partnership, Mr. Kuchin held various positions with Coopers & Lybrand. Mr. Kuchin obtained a Bachelor’s degree in Business Economics from the University of California, Santa Barbara in March of 1981. Mr. Kuchin was selected to serve as an independent director because of his significant real estate experience and his expansive knowledge in the public accounting and real estate industries.
Randall Greene has been an independent director since July 2010. Mr. Greene has also served as an independent director of Carter Validus Mission Critical REIT II, Inc. since April 2014. He has over 40 years of experience in real estate management, mortgage banking, construction and property development. Mr. Greene served as Vice President of Charter Mortgage Co. and as President of its subsidiary, St. John’s Management Company, from 1975 to 1977, in which he managed more than 3,500 multifamily units and 300,000 square feet of commercial and retail space throughout Florida. He also was President and Chief Executive Officer of Coastland Corporation of Florida (formerly Nasdaq: CLFL), a community developer in Florida, from 1976 to 1986, in which he supervised the development of more than 2000 acres of residential and commercial properties, the construction of more than 500 homes and a number of commercial and retail developments. From 1986 to 1993, Mr. Greene was the President and a director of Beggins/Greene, Inc., which was the principal developer of Symphony Isles, a waterfront community in Apollo Beach, Florida. From 1992 to 1995, Mr. Greene was a consultant for Eastbrokers, A.B., in which he consulted on the acquisition of hotels and commercial properties throughout Eastern Europe. Mr. Greene currently serves as the Managing Partner and a director for Greene Capital Partners, LLC, an investment and advisory firm, and has been in this position since 1999, as well as President and a Director of ITR Capital Management, LLC, an investment management firm, positions he has held since September 2009. Mr. Greene also served as the Chief Operating Officer of the Florida Department of Environmental Protection from September 2011 through March 2015. Mr. Greene has also been an executive coach for more than 50 Tampa-area CEOs through Vistage Florida since November 2004, and currently coaches 20 CEOs. Mr. Greene was a member of the Florida Chapter of the Young Presidents’ Organization from 1980-1999 and served as Florida Chapter Chairman in 1995. He is a member of the World Presidents’ Organization, Tampa Young Presidents’ Organization Forum III, Association for Corporate Growth, Leadership Tampa Alumni, and the Financial Planning Association. Mr. Greene

is also a Certified Financial Planner. He has been honored as an Outstanding Young Man of America, as an Alumnus of the Year by Phi Kappa Tau Fraternity and is a member of Florida Blue Key. Mr. Greene obtained a Bachelor’s degree, with distinction, from Eckerd College in St. Petersburg, Florida in 1986 and a Masters in Business Administration from The Wharton School, University of Pennsylvania in Philadelphia, Pennsylvania in 1988. Mr. Greene was selected to serve as a director due to his knowledge of the real estate and mortgage banking industries and his previous service as the President and Chief Executive Officer of a public company that was a community developer. Mr. Greene’s experience assists the company in managing and operating as a public company in the real estate industry.
Ronald Rayevich has been an independent director since July 2010. Mr. Rayevich has also served as an independent director of Carter Validus Mission Critical REIT II, Inc. since April 2014. He has been active in residential and commercial real estate and investment management since 1965. In 1995, following an early retirement, Mr. Rayevich formed Raymar Associates, Inc. and since that time has been active as a commercial real estate consultant. Recent clients include the Carlyle Realty, L.P., a Washington, DC based real estate investment arm of the Carlyle Group from 1996 to 2011 and Advance Realty, a New Jersey based real estate investment and development company (1995 through 2012 and 2015 to date), where he currently serves as a member of its Advisory Board. Mr. Rayevich spent most of his career with Prudential Insurance Company (now Prudential Financial) (1965 to 1979 and from 1985 to the end of 1994), last serving as President and COO of The Prudential Realty Group with responsibility for the management of the insurance company’s then $6.5 billion commercial real estate portfolio. From 1982 to 1985, Mr. Rayevich was Managing Director, Investment Banking, with Prudential-Bache Securities (now Wells Fargo Advisors). And from 1979 to 1982, he served as Vice President for Investments at Columbia University with management responsibility for the university’s entire endowment. Mr. Rayevich holds a BA in History from The Citadel (1964) and an MBA in Finance from Florida State University (1971). In 1997 he served as National President (now-Chairman) of NAIOP, the Commercial Real Estate Development Association. As a Director Emeritus of this 19,000-member commercial real estate association, he was the founder of its National Forums program and founding Chairman and Governor of the NAIOP Research Foundation, where he continues to be active as Chair of its Audit and Investment Committees. Since 1991 he has been a Full Member of the Urban Land Institute. He has served for 12 years (2003 - 2015) as a member of The Citadel Trust, which manages a $90 million portion of The Citadel’s endowment and was elected its Chairman for the maximum term of six years.
Michael A. Seton, age 46, has served as the Chief Executive Officer of Carter Validus Mission Critical REIT, Inc. since April 2018 and as the President of Carter Validus Mission Critical REIT, Inc. since March 2015. He also serves as the Chief Executive Officer of Carter/Validus Advisors, LLC, served as the Co-Chief Executive Officer from August 2015 to April 2018, and has served as the President of Carter/Validus Advisors, LLC since December 2009. He co-founded and serves as Chief Executive Officer of Carter/Validus REIT Investment Management Company, LLC, served as Co-Chief Executive Officer from July 2015 to April 2018 and served as President of Carter/Validus REIT Investment Management Company, LLC since December 2009.  Mr. Seton has also served as Chief Executive Officer of Carter Validus Mission Critical REIT II, Inc. since April 2018 and as President of Carter Validus Mission Critical REIT II, Inc. since March 2015. He serves as Chief Executive Officer of Carter Validus Advisors II, LLC, served as Co-Chief Executive Officer from August 2015 to April 2018, and has served as the President and a member of the Investment Committee of Carter Validus Advisors II, LLC since January 2013. He co-founded and serves as the Chief Executive Officer of Carter Validus REIT Management Company II, LLC, and served as Co-Chief Executive Officer from July 2015 to April 2018 and as President since January 2013. He serves as the Chief Executive Officer of CV REIT Management Company, LLC and served as Co-Chief Executive Officer from October 2015 to April 2018.  He serves as the Chief Executive Officer of CV Data Center Growth & Income Fund Manager, LLC. He also serves as Chief Executive Officer and a member of the Investment Committee of CV Data Center Growth & Income REIT Advisors, LLC. He serves as Chairman of CV Data Center Real Estate Management Services, LLC. Mr. Seton has more than 20 years of real estate investment and finance experience. From December 1996 until June 2009, Mr. Seton worked for Eurohypo AG (including its predecessor organizations) in New York, New York. At Eurohypo AG, Mr. Seton was a Managing Director and Division Head in the Originations Group, leading a team of 12 professionals in the origination, structuring, documenting, closing and syndication of real estate financings for private developers and owners, REITs, and real estate operating companies. Real estate finance transactions in which Mr. Seton was involved included both on and off-balance sheet executions, including senior debt and mezzanine financings. Mr. Seton has been directly involved in over $35 billion in acquisitions and financings during his real estate career. Mr. Seton obtained a Bachelor of Science in Economics from Vanderbilt University in Nashville, Tennessee in 1994.
Todd M. Sakow, age 47, has served as Secretary of Carter Validus Mission Critical REIT, Inc. and as Chief Operating Officer and Secretary of Carter/Validus Advisors, LLC since September 2018 and as Chief Financial Officer and Treasurer of Carter Validus Mission Critical REIT, Inc. and Carter/Validus Advisors, LLC since August 2010. Mr. Sakow has also served as Chief Operating Officer and Secretary of Carter/Validus REIT Investment Management Company, LLC since September 2018 and has served as Chief Financial Officer and Treasurer of Carter/Validus REIT Investment Management Company, LLC since July 2010. He has also served as Chief Operating Officer and Secretary of Carter Validus Mission Critical REIT, II Inc. and of Carter Validus Advisors II, LLC since September 2018, and, from March 2013 through September 2018, served as the Chief

Financial Officer and Treasurer of Carter Validus Mission Critical REIT, II Inc. and of Carter Validus Advisors II, LLC. Mr. Sakow has also served as Chief Operating Officer and Secretary of Carter Validus REIT Management Company II, LLC since September 2018 and has served as Chief Financial Officer of Carter Validus REIT Management Company II, LLC since January 2013. Mr. Sakow has more than 15 years of real estate and tax experience in the REIT industry and is a Certified Public Accountant. From January 2002 until July 2010, Mr. Sakow worked for American Land Lease, Inc. (formerly NYSE: ANL). From January 2006 through July 2010, he served as its Vice President of Finance, from April 2003 through January 2010, he served as Tax Director and from January 2002 through January 2006, he served as Assistant Corporate Controller. Mr. Sakow’s responsibilities included SEC reporting, REIT tax compliance, and treasury management functions. Prior to joining American Land Lease, Inc., Mr. Sakow was a senior auditor at Ernst & Young, LLP from June 1999 through January 2002. Mr. Sakow received a B.S. in Accounting and a Masters in Accounting from the University of Florida, in 1997 and 1999, respectively. Mr. Sakow has been a board member of the Friends of Joshua House since 2014.
Our executive officers have stated that there are no arrangements or understandings of any kind between them and any other person relating to their appointments as executive officers.
Committees of our Board of Directors
Audit Committee
The board of directors maintains one standing committee, the audit committee, to assist in fulfilling its responsibilities. The audit committee is composed of Messrs. Kuchin, Greene and Rayevich, all three of whom are independent directors as defined under our charter. The audit committee reports regularly to the full board and annually evaluates its performance. The audit committee meets periodically during the year, usually in conjunction with regular meetings of the board. The audit committee, by approval of at least a majority of the members, selects the independent registered public accounting firm to audit our annual financial statements, reviews with the independent registered public accounting firm the plans and results of the audit engagement, approves the audit and non-audit services provided by the independent registered public accounting firm, reviews the independence of the independent registered public accounting firm, considers the range of audit and non-audit fees and reviews the adequacy of our internal accounting controls.
Although our shares are not listed for trading on any national securities exchange, all three members of the audit committee meet the current independence and qualifications requirements of the New York Stock Exchange, as well as our charter and applicable rules and regulations of the SEC. While all three members of the audit committee have significant financial and/or accounting experience, the board of directors has determined that Mr. Kuchin satisfies the SEC’s requirements for an “audit committee financial expert” and has designated Mr. Kuchin as our audit committee financial expert.
Compensation Committee
Our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Nominating Board of Directors — Functions
We believe that our board of directors is qualified to perform the functions typically delegated to a nominating committee, and that the formation of a separate committee is not necessary at this time. Therefore, all members of our board of directors develop the criteria necessary for prospective members of our board of directors and participate in the consideration of director nominees. The primary functions of the members of our board of directors relating to the consideration of director nominees are to conduct searches and interviews for prospective director candidates, if necessary, review background information for all candidates for the board of directors, including those recommended by stockholders, and formally propose the slate of director nominees for election by the stockholders at the annual meeting.
Special Committee
Our board of directors established a special committee. The special committee was formed for the purpose of reviewing, considering, investigating, evaluating and, if deemed appropriate by the special committee, negotiating strategic alternatives. The members of the special committee are Jonathan Kuchin and Randall Greene, with Mr. Kuchin serving as the chairman of the special committee.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer and individual beneficially owning more than 10% of a registered security of the Company to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018, or written representations that no additional forms were required, to the best of our knowledge, all of the filings by the Company’s directors and executive officers were made on a timely basis.
Code of Business Conduct and Ethics
Our board of directors has adopted a Code of Business Conduct and Ethics that is applicable to all members of our board of directors, our officers and employees, and the employees of our advisor. The policy may be located on our website at www.cvmissioncriticalreit.com by clicking on “Corporate Governance,” and then on “Code of Business Conduct and Ethics.” If, in the future, we amend, modify or waive a provision in the Code of Business Conduct and Ethics, we may, rather than filing a Current Report on Form 8-K, satisfy the disclosure requirement by posting such information on our website as necessary.
Item 11. Executive Compensation.
Compensation of Executive Officers
We have no employees. Our executive officers do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. In addition, our board of directors believes that it is appropriate for our board not to have a standing compensation committee based upon the fact that our executive officers, including our principal financial officer, and non-independent directors do not receive compensation directly from us for services rendered to us, and we do not intend to pay any compensation directly to our executive officers or non-independent directors.
Our executive officers are also officers of our advisor, and its affiliates, including Carter Validus Real Estate Management Services, LLC, our property manager, and are compensated by these entities, in part, for their services to us. We pay fees to such entities under our advisory agreement and our property management and leasing agreement. We also reimburse our advisor for its provision of administrative services, including related personnel costs, subject to certain limitations. A description of the fees that we pay to our advisor and property manager or their affiliates is found in the “Transactions with Related Persons, Promoters and Certain Control Persons” within Item 13. "Certain Relationships and Related Transactions, and Director Independence".
Compensation of Directors
Directors who are also officers or employees of our advisor or their affiliates (Messrs. Carter and Garcia) do not receive any special or additional remuneration for service on the board of directors or any of its committees. Each non-employee director receives compensation for service on the board of directors and any of its committees as provided below:

•	an annual retainer of $40,000;

•	an additional retainer of $60,000 for the special committee board members;

•
an additional annual retainer of $10,000 to the chairman of the audit committee (the additional annual retainer to the chairman of the audit committee increased from $7,500 to $10,000, effective September 1, 2018);

•	$2,000 for each board meeting attended in person;

•	$2,000 for each committee meeting attended in person ($2,500 for attendance by the chairperson of the audit committee at each meeting of the audit committee);

•	$500 per board or committee meeting attended by telephone conference; and

•
in the event that there is a meeting of the board of directors and one or more committees on a single day, the fees paid to each director will be limited to $2,500 per day ($3,000 per day for the chairman of the audit committee, if there is a meeting of that committee).

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.
Further, we have authorized and reserved 300,000 shares of our common stock for issuance under the Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan, or the Incentive Plan, and we granted 3,000 shares of common stock to each of our independent directors in connection with each independent director’s initial election or appointment to the board of directors. The Incentive Plan provides for annual grants of 3,000 shares of common stock to each of our independent directors in connection with such independent director’s subsequent re-election to our board of directors, provided, such independent director is an independent director of our company during such annual period. Restricted stock issued to our independent directors will vest over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.
Director Compensation Table
The following table sets forth certain information with respect to our director compensation during the fiscal year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensations Earnings	All Other Compensation ($)		Total ($)
John E. Carter	$—	$—	$—	$—	$—	$—		$—
Mario Garcia, Jr.	$—	$—	$—	$—	$—	$1,702	(4)	$1,702
Jonathan Kuchin (1)	$93,000	$18,780	$—	$—	$—	$13,526	(5)	$125,306
Randall Greene (2)	$80,500	$18,780	$—	$—	$—	$3,649	(6)	$102,929
Ronald Rayevich (3)	$62,000	$18,780	$—	$—	$—	$5,135	(7)	$85,915

(1)
On July 20, 2018, Jonathan Kuchin was awarded 3,000 restricted shares of common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $6.26 per share for an aggregate amount of $18,780. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(2)
On July 20, 2018, Randall Greene was awarded 3,000 restricted shares of common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $6.26 per share for an aggregate amount of $18,780. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(3)
On July 20, 2018, Ronald Rayevich was awarded 3,000 restricted shares of common stock in connection with his re-election to the board of directors. The grant date fair value of the stock was $6.26 per share for an aggregate amount of $18,780. As of December 31, 2018, all of the 3,000 shares of common stock remain unvested.

(4)	Amount represents reimbursement of travel expenses incurred by directors to attend various director meetings.

(5)
Of this amount, $3,079 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $10,447 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

(6)
Of this amount, $3,066 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $583 represents reimbursement of other expenses incurred by directors to attend various director meetings.

(7)
Of this amount, $3,275 reflects the dollar value of distributions paid in connection with the stock awards granted to our independent directors and $1,860 represents reimbursement of travel and other expenses incurred by directors to attend various director meetings.

Compensation Committee Interlocks and Insider Participation
We do not have a standing compensation committee and do not separately compensate our executive officers. Therefore, none of our executive officers participated in any deliberations regarding executive compensation. There are no interlocks or insider participation as to compensation decisions required to be disclosed pursuant to SEC regulations.
During the fiscal year ended December 31, 2018, John E. Carter, Michael A. Seton, Mario Garcia, Jr. and Todd M. Sakow also served as officers, directors and/or key personnel of our advisor, our property manager, our dealer manager and/or other affiliated entities. As such, they did not receive any separate compensation from us for services as our directors and/or executive officers. For information regarding transactions with such related parties, see the section entitled “Transactions with Related Persons, Promoters and Certain Control Person.” within Item 13. "Certain Relationships and Related Transactions, and Director Independence". In addition, John E. Carter and Mario Garcia, Jr. are both founding members, and both served on the board of directors, of GulfShore Bank (currently Seacoast Bank), a community bank located in Tampa, Florida, until April 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans and Unregistered Sales of Equity Securities
We adopted the Incentive Plan, pursuant to which our board of directors has the authority to grant restricted or deferred stock awards to persons eligible under the plan. The maximum number of shares of our common stock that may be issued pursuant to the Incentive Plan is 300,000, subject to adjustment under specified circumstances. The following table provides information regarding the Incentive Plan as of December 31, 2018:

Plan Category	Number of Securities to Be Issued upon Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders (1)	—	—	222,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	222,000

(1)
On July 20, 2018, we granted 3,000 restricted shares of common stock to each of our independent directors in connection with such director’s re-election to our board of directors. The fair value of each share of our restricted common stock was estimated at the date of grant at $6.26 per share. As of December 31, 2018, we had issued an aggregate of 78,000 shares of restricted stock to our independent directors in connection with their appointment or re-election to our board of directors. Restricted stock issued to our independent directors vests over a four-year period following the first anniversary of the date of grant in increments of 25% per annum.

The shares described above were not registered under the Securities Act and were issued in reliance on Section 4(a)(2) of the Securities Act.
Beneficial Ownership of Equity Securities
The following table sets forth information as of March 18, 2019 regarding the beneficial ownership of our common stock by each person known by us to own 5.0% or more of the outstanding shares of common stock, each of our directors, and each named executive officer, and our directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 180,647,892 shares of common stock outstanding as of March 18, 2019.

Name of Beneficial Owner (1)	Number of Shares of Common Stock Beneficially Owned (2)	Percentage
Carter/Validus REIT Investment Management Company, LLC	20,000	*
Directors
John E. Carter	(3)	*
Mario Garcia, Jr.	(4)	*
Jonathan Kuchin (5)	32,651	*
Randall Greene (5)	35,905	*
Ronald Rayevich (5)	27,000	*
Executive Officers
Todd M. Sakow	(6)	*
Michael A. Seton	(7)	*
All officers and directors as a group (7 persons)	115,556	*

*	Represents less than 1% of the outstanding common stock.

(1)	The address of each beneficial owner listed is c/o Carter Validus Mission Critical REIT, Inc., 4890 W. Kennedy Blvd., Suite 650, Tampa, Florida 33609.

(2)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group which may be exercised within 60 days following March 18, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)
Mr. Carter is Executive Chairman of Carter/Validus REIT Investment Management Company, LLC, which directly owns 20,000 shares of common stock in our company. Mr. Carter disclaims beneficial ownership of the shares held by Carter/Validus REIT Investment Management Company, LLC, except to the extent of his pecuniary interest.

(4)
Mr. Garcia, Jr. directly or indirectly controls Carter/Validus REIT Investment Management Company, LLC, which directly owns 20,000 shares of common stock in our company. Mr. Garcia, Jr. disclaims beneficial ownership of the shares held by Carter/Validus REIT Investment Management Company, LLC, except to the extent of his pecuniary interest.

(5)	Represents restricted shares of our common stock issued to the beneficial owner in connection with his initial election and his subsequent election to the board of directors.

(6)
Mr. Sakow is the Chief Financial Officer, Treasurer, Chief Operating Officer and Secretary of Carter/Validus REIT Investment Management Company, LLC, which directly owns 20,000 shares of common stock in our company. Mr. Sakow disclaims beneficial ownership of the shares held by Carter/Validus REIT Investment Management Company, LLC, except to the extent of his pecuniary interest.

(7)
Mr. Seton is the Chief Executive Officer of Carter/Validus REIT Investment Management Company, LLC, which directly owns 20,000 shares of common stock in our company. Mr. Seton disclaims beneficial ownership of the shares held by Carter/Validus REIT Investment Management Company, LLC, except to the extent of his pecuniary interest.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Transactions with Related Persons, Promoters and Certain Control Persons
Our independent directors have reviewed the material transactions between our affiliates and us during the year ended December 31, 2018. Set forth below is a description of the transactions with affiliates. We believe that we have executed all of the transactions set forth below on terms that are fair and reasonable to the Company and on terms no less favorable to us than those available from unaffiliated third parties.
Each of our executive officers and our non-independent directors, Messrs. Carter and Garcia, is affiliated with our advisor and its affiliates. In addition, each of our executive officers also serves as an officer of our advisor, our property manager and/or other affiliated entities.
Carter/Validus REIT Investment Management Company, LLC, or our sponsor, owns a 75% managing member interest in our advisor. Strategic Capital Management Holdings, LLC, which is wholly owned by Validus/Strategic Capital, LLC and is the indirect owner of Strategic Capital Advisory Services, LLC, and SC Distributors, LLC, owns a 25% non-managing member interest in our advisor. Our sponsor is directly or indirectly controlled by Messrs. Carter, Sakow, Seton and Garcia, Jr., as they, along with others who are not our executive officers or directors, are members of our sponsor
We have no direct employees. Substantially all of our business is managed by the Advisor pursuant to the advisory agreement by and among us, our operating partnership and the Advisor. The employees of the Advisor and other affiliates provide services to us related to property management, asset management, accounting, investor relations, and all other administrative services.
Refer to Note 11—"Related-Party Transactions and Arrangements" to our consolidated financial statements that are a part of this Annual Report on Form 10-K.
Asset Management Fees
We pay the Advisor an annual asset management fee of 0.85% of the aggregate asset value, plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month.
Operating Expenses
We reimburse the Advisor for all expenses it paid or incurred in connection with the services provided to us, subject to certain limitations. We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on our behalf are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.

Property Management Fees
We pay Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for our properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. We reimburse the Property Manager and its affiliates for property-level expenses that any of them pay or incur on our behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of our executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If we contract directly with third parties for such services at customary market fees, we may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will we pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying consolidated statements of comprehensive (loss) income.
Leasing Commission Fees
We pay the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. Leasing commissions are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the term of the related lease.
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, we may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees included in continuing operations are capitalized in buildings and improvements in the accompanying consolidated balance sheets.
Disposition Fees
If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of our independent directors, in connection with the sale of one or more assets, a merger with a change of control of us or a sale of the Company, we will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Disposition fees are recorded in gain on real estate dispositions in the accompanying consolidated statements of comprehensive (loss) income.
Subordinated Participation in Net Sale Proceeds
After investors have received a return of their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of December 31, 2018, we had not incurred a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Subordinated Incentive Listing Fee
Upon the listing of our common stock on a national securities exchange, we would pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of our outstanding stock plus all distributions paid by us prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of December 31, 2018, we had not incurred a subordinated incentive listing fee to the Advisor or its affiliates.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of our adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of our common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2018, we had not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.

The following table details amounts incurred for the years ended December 31, 2018, 2017 and 2016 in connection with our operations-related services described above (amounts in thousands):

		Incurred
		For the Year Ended December 31,
Fee	Entity	2018	2017	2016
Asset management fees (1)	Carter/Validus Advisors, LLC and its affiliates	$10,131	$18,717	$19,505
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	1,728	1,598	1,793
Disposition fees (2)	Carter/Validus Advisors, LLC and its affiliates	1,228	4,311	—
Property management fees (3)	Carter Validus Real Estate Management Services, LLC	1,831	5,056	5,425
Leasing commission fees (4)	Carter Validus Real Estate Management Services, LLC	3,435	644	1,138
Construction management fees (5)	Carter Validus Real Estate Management Services, LLC	137	524	986
Total		$18,490	$30,850	$28,847

(1)	Of the amounts incurred, $9,809,000, $10,611,000 and $10,956,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Of the amounts incurred, $16,000, $440,000 and $0 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Of the amounts incurred, $1,728,000, $2,542,000 and $2,945,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Of the amounts incurred, $3,435,000, $640,000 and $277,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)	Of the amounts incurred, $137,000, $524,000 and $661,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table details amounts payable as of December 31, 2018 and 2017 in connection with our operations-related services described above (amounts in thousands):

		Payable
		As of December 31,
Fee	Entity	2018	2017
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$801	$980
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	281	98
Disposition fees	Carter/Validus Advisors, LLC and its affiliates	—	440
Property management fees	Carter Validus Real Estate Management Services, LLC	181	473
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	60	364
Construction management fees	Carter Validus Real Estate Management Services, LLC	6	17
Total (1)		$1,329	$2,372

(1)
In addition, the Company had $12,000 and $175,000 due to affiliates included in liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.

Review, Approval or Ratification of Transactions with Related Persons
In order to reduce or eliminate certain potential conflicts of interest, (A) our charter contains a number of restrictions relating to (1) transactions we enter into with our sponsor, our directors and our advisor and its affiliates, and (2) certain future offerings, and (B) the advisory agreement contains procedures and restrictions relating to the allocation of investment opportunities among entities affiliated with our advisor. These restrictions, include, among others, the following:

•
We will not purchase or lease properties from our sponsor, our advisor, any of our directors, or any of their respective affiliates without a determination by a majority of our directors, including a majority of our independent directors, not otherwise interested in such transaction that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its current appraised value, as determined by an independent appraiser. We will not sell or lease properties to our sponsor, our advisor, any of our directors, or any of their respective affiliates unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•
We will not make any loans to our sponsor, our advisor, any of our directors, or any of their respective affiliates, except that we may make or invest in mortgage loans involving our sponsor, our advisor, our directors or their respective affiliates, if such mortgage loan is insured or guaranteed by a government or government agency or provided, among other things, that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair and reasonable to us and on terms no less favorable to us than those available from unaffiliated third parties. Our sponsor, our advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our advisor and its affiliates will be entitled to reimbursement, at cost, at the end of each fiscal quarter for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, that we will not reimburse our advisor at the end of any fiscal quarter for the amount, if any, by which our total operating expenses, including the advisor asset management fee, paid during the four consecutive fiscal quarters then ended exceeded the greater of (i) 2.0% of our average invested assets for such period or (ii) 25.0% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for such period.

•
If an investment opportunity becomes available that is deemed suitable, after our advisor’s and our board of directors’ consideration of pertinent factors, for both us and one or more other entities affiliated with our advisor, and for which more than one of such entities has sufficient uninvested funds, then the entity that has had the longest period of time elapse since it was offered an investment opportunity will first be offered such investment opportunity. In determining whether or not an investment opportunity is suitable for more than one such entity, our advisor and our board of directors shall examine, among others, the following factors:

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
If a subsequent development, such as a delay in the closing of the acquisition or construction of a property, causes any such investment, in the opinion of our advisor, to be more appropriate for a program other than the program that committed to make the investment, our advisor may determine that another program affiliated with our advisor or its affiliates will make the investment. Our board of directors, including our independent directors, has a duty to ensure that the method used by our advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is reasonable and applied fairly to us.

•
We will not accept goods or services from our sponsor, our advisor, our directors, or any of their or its affiliates or enter into any other transaction with our sponsor, our advisor, our directors, or any of their affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence
As required by our charter, a majority of the members of our board of directors must qualify as “independent directors” as affirmatively determined by the board of directors. Our board of directors consults with our legal counsel and counsel to the independent directors, as applicable, to ensure that our board of directors’ determinations are consistent with our charter and applicable securities and other laws and regulations regarding the definition of “independent director.”
Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, our senior management and our independent registered public accounting firm, the board has determined that Messrs. Kuchin, Greene, and Rayevich, who comprise a majority of our board, qualify as independent directors. A copy of our independent director definition, which is contained in our charter and complies with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts, or the NASAA REIT Guidelines, was attached as an appendix to the proxy statement for our 2016 Annual Meeting of Stockholders, which was filed with the SEC on April 26, 2016. Although our shares are not listed for trading on any national securities exchange, our independent directors also meet the current independence and qualifications requirements of the New York Stock Exchange.
Item 14. Principal Accounting Fees and Services.
Independent Auditors
During the years ended December 31, 2018 and 2017, KPMG LLP, or KPMG, served as our independent registered public accounting firm and provided us with certain audit and non-audit services. KPMG has served as our independent registered public accounting firm since 2014.
The audit committee reviewed the audit and non-audit services performed by KPMG, as well as the fees charged by KPMG for such services. In its review of the non-audit services and fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of KPMG. The aggregate fees billed to us for professional accounting services by KPMG for the years ended December 31, 2018 and December 31, 2017 are respectively set forth in the table below:

	Year Ended December 31, 2018	Year Ended December 31, 2017
Audit fees	$410,000	$512,500
Audit-related fees	—	—
Tax fees	—	—
All other fees	10,890	10,890
Total	$420,890	$523,390
For purpose of the preceding table, the professional fees are classified as follows:

•
Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements and other services that generally only the independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC, and audits of acquired properties or businesses or statutory audits for our subsidiaries or affiliates.

•
Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, statutory subsidiary or equity investment audits incremental to the audit of the consolidated financial statements and general assistance with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC rules promulgated pursuant to the Sarbanes Oxley Act of 2002.

•
Tax fees — These are fees for all professional services performed by professional staff, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state, and local tax issues related to due diligence.

•	All other fees — These are fees for other permissible work performed that do not meet the above-described categories, including a subscription to an accounting research website.
Pre-Approval Policies
The audit committee’s charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditors, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditors’ independence. Unless a type of service to be provided by the independent auditors has received “general” pre-approval, it will require “specific” pre-approval by the audit committee.
All requests for services to be provided by the independent auditor that do not require specific pre-approval by the audit committee will be submitted to management and must include a detailed description of the services to be rendered. Management will determine whether such services are included within the list of services that have received the general pre-approval of the audit committee. The audit committee will be informed on a timely basis of any such services rendered by the independent auditors.
Requests to provide services that require specific pre-approval by the audit committee will be submitted to the audit committee by both the independent auditors and the principal financial officer, and must include a joint statement as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence. The chairman of the audit committee has been delegated the authority to specifically pre-approve de minimis amounts for services not covered by the general pre-approval guidelines. All amounts, including a subscription to an accounting research website, require specific pre-approval by the audit committee prior to the engagement of KPMG. All amounts specifically pre-approved by the chairman of the audit committee in accordance with this policy, are to be disclosed to the full audit committee at the next regularly scheduled meeting.
All services rendered by KPMG for the years ended December 31, 2018 and December 31, 2017 were pre-approved in accordance with the policies and procedures described above.

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
No additional financial statement schedules are presented since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is disclosed in the Consolidated Financial Statements and notes thereto.
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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Carter Validus Mission Critical REIT, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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
Tampa, Florida
March 22, 2019

PART 1. FINANCIAL STATEMENTS
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31, 2018	December 31, 2017
ASSETS
Real estate:
Land	$72,700	$73,769
Buildings and improvements, less accumulated depreciation of $100,897 and $86,092, respectively	806,637	834,419
Total real estate, net	879,337	908,188
Cash and cash equivalents	43,133	336,500
Acquired intangible assets, less accumulated amortization of $23,822 and $23,640, respectively	59,681	86,938
Other assets, net	40,964	79,140
Assets of discontinued operations, net ($0 and $6,852, respectively, related to VIE)	401	213,833
Total assets	$1,023,516	$1,624,599
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $75 and $875, respectively	$36,214	$140,602
Credit facility	190,000	—
Accounts payable due to affiliates	1,329	2,372
Accounts payable and other liabilities	16,703	28,195
Intangible lease liabilities, less accumulated amortization of $5,712 and $4,694, respectively	16,537	17,555
Liabilities of discontinued operations, net ($0 and $599, respectively, related to VIE)	13	5,058
Total liabilities	260,796	193,782
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 203,114,678 and 196,892,945 shares issued, respectively; 183,081,839 and 186,181,545 shares outstanding, respectively	1,831	1,862
Additional paid-in capital	1,612,969	1,635,329
Accumulated distributions in excess of earnings	(852,505)	(211,750)
Accumulated other comprehensive income	425	407
Total stockholders’ equity	762,720	1,425,848
Noncontrolling interests	—	4,969
Total equity	762,720	1,430,817
Total liabilities and stockholders’ equity	$1,023,516	$1,624,599
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Rental revenue	$91,226	$106,612	$111,167
Provision for doubtful accounts related to rental revenue	(36,478)	(17,930)	(24,628)
Tenant reimbursement revenue	5,898	8,557	5,247
Provision for doubtful accounts related to tenant reimbursement revenue	(4,284)	(2,825)	(1,549)
Total revenue	56,362	94,414	90,237
Expenses:
Rental expenses	11,225	13,071	8,972
General and administrative expenses	6,004	7,185	6,251
Acquisition related expenses	—	—	1,667
Asset management fees	9,809	10,611	10,956
Depreciation and amortization	51,001	33,540	47,591
Total expenses	78,039	64,407	75,437
(Loss) income from operations	(21,677)	30,007	14,800
Other income (expense):
Other interest and dividend income	3,763	3,147	13,295
Interest expense, net	(13,506)	(19,109)	(23,323)
Provision for loan losses	(2,782)	(11,936)	(4,294)
Impairment loss on real estate	(6,588)	(39,147)	—
Gain on real estate dispositions	218	—	—
Total other expense	(18,895)	(67,045)	(14,322)
(Loss) income from continuing operations	(40,572)	(37,038)	478
Income from discontinued operations	36,591	261,675	34,679
Net (loss) income	(3,981)	224,637	35,157
Net loss (income) attributable to noncontrolling interests in consolidated partnerships	22	(47,326)	(3,921)
Net (loss) income attributable to common stockholders	$(3,959)	$177,311	$31,236
Other comprehensive income (loss):
Unrealized income (loss) on interest rate swaps, net	$18	$(1,416)	$4,403
Other comprehensive income (loss)	18	(1,416)	4,403
Comprehensive (loss) income	(3,963)	223,221	39,560
Comprehensive loss (income) attributable to noncontrolling interests in consolidated partnerships	22	(47,326)	(3,921)
Comprehensive (loss) income attributable to common stockholders	$(3,941)	$175,895	$35,639
Weighted average number of common shares outstanding:
Basic	182,667,312	185,922,468	183,279,872
Diluted	182,667,312	185,922,468	183,297,662
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.22)	$(0.20)	$—
Discontinued operations	0.20	1.15	0.17
Net (loss) income attributable to common stockholders	$(0.02)	$0.95	$0.17
Diluted:
Continuing operations	$(0.22)	$(0.20)	$—
Discontinued operations	0.20	1.15	0.17
Net (loss) income attributable to common stockholders	$(0.02)	$0.95	$0.17
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2015	181,200,952	$1,812	$1,591,076	$(161,798)	$(2,580)	$1,428,510	$33,666	$1,462,176
Vesting of restricted stock	9,000	—	90	—	—	90	—	90
Issuance of common stock under the distribution reinvestment plan	7,131,264	71	68,015	—	—	68,086	—	68,086
Distributions to noncontrolling interests	—	—	—	—	—	—	(3,299)	(3,299)
Distributions declared to common stockholders	—	—	—	(128,316)	—	(128,316)	—	(128,316)
Other offering costs	—	—	(18)	—	—	(18)	—	(18)
Repurchase of common stock	(3,431,543)	(34)	(33,301)	—	—	(33,335)	—	(33,335)
Other comprehensive income	—	—	—	—	4,403	4,403	—	4,403
Net income	—	—	—	31,236	—	31,236	3,921	35,157
Balance, December 31, 2016	184,909,673	$1,849	$1,625,862	$(258,878)	$1,823	$1,370,656	$34,288	$1,404,944
Vesting of restricted stock	9,000	—	88	—	—	88	—	88
Issuance of common stock under the distribution reinvestment plan	7,035,781	71	66,922	—	—	66,993	—	66,993
Purchase of noncontrolling interests	—	—	(500)	—	—	(500)	—	(500)
Distributions to noncontrolling interests	—	—	—	—	—	—	(76,645)	(76,645)
Distributions declared to common stockholders	—	—	—	(130,183)	—	(130,183)	—	(130,183)
Other offering costs	—	—	(52)	—	—	(52)	—	(52)
Repurchase of common stock	(5,772,909)	(58)	(56,991)	—	—	(57,049)	—	(57,049)
Other comprehensive loss	—	—	—	—	(1,416)	(1,416)	—	(1,416)
Net income	—	—	—	177,311	—	177,311	47,326	224,637
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	9,000	—	86	—	—	86	—	86
Issuance of common stock under the distribution reinvestment plan	6,212,732	62	41,757	—	—	41,819	—	41,819
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,947)	(4,947)
Distributions declared to common stockholders	—	—	—	(636,796)	—	(636,796)	—	(636,796)
Other offering costs	—	—	(7)	—	—	(7)	—	(7)
Repurchase of common stock	(9,321,438)	(93)	(64,196)	—	—	(64,289)	—	(64,289)
Other comprehensive income	—	—	—	—	18	18	—	18
Net loss	—	—	—	(3,959)	—	(3,959)	(22)	(3,981)
Balance, December 31, 2018	183,081,839	$1,831	$1,612,969	$(852,505)	$425	$762,720	$—	$762,720
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(3,981)	$224,637	$35,157
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,001	65,750	86,335
Amortization of deferred financing costs	2,321	3,778	4,576
Amortization of above-market leases	619	353	421
Amortization of intangible lease liabilities	(1,119)	(3,471)	(3,718)
Gain on real estate dispositions from discontinued operations	(33,251)	(224,133)	—
Gain on real estate dispositions from continuing operations	(218)	—	—
Provision for doubtful accounts	22,716	18,733	6,007
Provision for loan losses	2,782	11,936	4,294
Impairment loss on real estate	6,588	39,147	—
Loss on debt extinguishment	207	4,513	1,133
Straight-line rent	9,534	(13,342)	(3,941)
Stock-based compensation	86	88	90
Change in fair value of contingent consideration	—	(2,920)	300
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(9,197)	1,503	4,087
Accounts payable due to affiliates	(1,194)	(106)	405
Other assets	(23,295)	(21,188)	(12,325)
Net cash provided by operating activities	23,599	105,278	122,821
Cash flows from investing activities:
Investment in real estate	—	—	(71,000)
Proceeds from real estate disposals of continuing and discontinued operations	241,043	1,131,582	—
Proceeds from the sale of equipment	20,900	—	—
Capital expenditures	(4,994)	(23,765)	(69,496)
Capital distributions from unconsolidated partnership	965	—	—
Real estate deposits, net	—	—	450
Collections of real estate-related notes receivable	—	514	—
Preferred equity investment	—	—	127,147
Notes receivable, net	(2,700)	(15,500)	(5,919)
Net cash provided by (used in) investing activities	255,214	1,092,831	(18,818)
Cash flows from financing activities:
Payments on notes payable	(105,188)	(345,335)	(56,521)
Proceeds from credit facility	285,000	121,000	185,000
Payments on credit facility	(95,000)	(479,000)	(120,000)
Proceeds from debt extinguishment	338	4,641	—
Payments on debt extinguishment	—	(7,573)	(790)
Payments of deferred financing costs	(2,254)	(1,788)	(467)
Repurchase of common stock	(64,289)	(57,049)	(33,335)
Other offering costs	(7)	(52)	(18)
Distributions to stockholders	(601,079)	(63,082)	(60,038)
Purchase of noncontrolling interests	—	(500)	—
Distributions to noncontrolling interests	(4,947)	(75,062)	(3,299)
Net cash used in financing activities	(587,426)	(903,800)	(89,468)
Net change in cash, cash equivalents and restricted cash	(308,613)	294,309	14,535
Cash, cash equivalents and restricted cash - Beginning of year	351,914	57,605	43,070
Cash, cash equivalents and restricted cash - End of year	$43,301	$351,914	$57,605
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $225, $2,771 and $2,859, respectively	$11,872	$35,432	$34,980
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$41,819	$66,993	$68,086
Deemed distributions related to taxes withheld	$—	$1,992	$—
The accompanying notes are an integral part of these consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009, and has elected to be taxed, and currently qualifies, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the Company's data center assets. This decision represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the years presented. As a result, the Company classified the assets in its data centers segment as discontinued operations. During the year ended December 31, 2017, the Company sold 16 properties, which consisted of 15 data center properties and one healthcare property. During the year ended December 31, 2018, the Company sold seven properties, which consisted of five data center properties and two healthcare properties. As a result, as of December 31, 2018, the Company had completed the disposition of all its data center properties.
As of December 31, 2018, the Company owned 30 real estate investments, consisting of 61 properties, all of which were part of the healthcare portfolio.
On January 22, 2018, in connection with the Company's dispositions in 2017 and 2018, the Company's board of directors declared a special cash distribution of $3.00 per share of common stock. The special cash distribution was funded with the proceeds from the disposition of certain real estate properties between December 2017 and January 2018. The special cash distribution was paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018, in the aggregate amount of approximately $556,227,000.
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, the Operating Partnership, all majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net, in the accompanying consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net, in the accompanying consolidated balance sheets. See Note 7—"Other Assets, Net."
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
The following table presents a reconciliation of the beginning of year and end of year cash, cash equivalents and restricted cash reported within the consolidated balance sheets to the totals shown in the consolidated statements of cash flows (amounts in thousands):

	For the Year Ended December 31,
Beginning of year:	2018	2017		2016
Cash and cash equivalents	$336,500	$42,613		$28,527
Restricted cash (1)	15,414	14,992		14,543
Cash, cash equivalents and restricted cash	$351,914	$57,605		$43,070

End of year:
Cash and cash equivalents	$43,133	$336,500		$42,613
Restricted cash	168	15,414	(1)	14,992	(1)
Cash, cash equivalents and restricted cash	$43,301	$351,914		$57,605

(1)	Amount attributable to continuing and discontinued operations.
Deferred Financing Costs
Deferred financing costs are loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the effective interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity unless specific rules are met that would allow for the carryover of such costs to the refinanced debt. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. Deferred financing costs are recorded as a reduction of the related debt on the accompanying consolidated balance sheets. Deferred financing costs related to a revolving line of credit are recorded in other assets, net, on the accompanying consolidated balance sheets.
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
The Company classifies real estate properties as discontinued operations for all periods presented if they represent a strategic shift that has (or will have) a major effect on the Company's results and operations. The assets, liabilities and operations for the years presented are classified on the consolidated balance sheets and consolidated statements of comprehensive (loss) income as discontinued operations for all periods presented.
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
Impairment of Real Estate
During the year ended December 31, 2018, real estate assets related to two healthcare properties with an aggregate carrying amount of $49,103,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy (defined below). The carrying value of the properties were reduced to their estimated fair value of $42,515,000, resulting in an impairment charge of $6,588,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income.
During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were determined to be impaired, using Level 3 inputs of the fair value hierarchy (defined below). The Company used a discounted cash flow analysis and market valuation approach, which required certain judgments to be made by management. The carrying value of the properties were reduced to their estimated fair value of $52,557,000, resulting in an impairment charge of $33,211,000, which is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income. The Company reviews each property based on the highest and best use and market participant assumptions. See Note 13—"Fair Value" for more details.
During the year ended December 31, 2017, the Company recorded an impairment loss of $5,936,000 related to one real estate property, which was sold on December 28, 2017 in the amount of $88,000,000. The impairment loss is included in impairment loss on real estate in the consolidated statements of comprehensive (loss) income. No impairment losses were recorded during the year ended December 31, 2016.

Impairment of Acquired Intangible Assets and Intangible Lease Liabilities
For the year ended December 31, 2018, the Company recognized an impairment of two in-place lease intangible assets in the amount of approximately $21,505,000, of which $21,296,000 was related to a former tenant of the Company, Bay Area Regional Medical Center, LLC, or Bay Area, by accelerating the amortization of the intangible assets. On August 13, 2018, the Company terminated its lease agreement with Bay Area. As of December 31, 2018, the Company does not have any acquired intangible assets or intangible lease liabilities related to Bay Area.
In addition, for the year ended December 31, 2018, the Company accelerated the amortization of an above-market lease intangible asset in the amount of $311,000 as a result of a lease termination.
For the year ended December 31, 2017, the Company recognized an impairment of three in-place lease intangible assets in the amount of approximately $1,151,000 by accelerating the amortization of the intangibles as a result of a lease amendment.
For the year ended December 31, 2016, the Company recognized an impairment of one in-place lease intangible asset and one capitalized lease commission by accelerating the amortization in the amount of $16,422,000 as a result of two tenants experiencing financial difficulties.
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
Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Effective January 1, 2018, the Company recognizes non-rental related revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. A five-step transactional analysis is required to determine how and when to recognize revenue. Non-rental revenue, subject to ASC 606, is immaterial to the Company's financial statements. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursement revenue, which are outside the scope of ASC 606.
The majority of the Company's revenue is derived from rental revenue which is accounted for in accordance with ASC 840, Leases. In accordance with ASC 840, Leases, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursement revenue, which is comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized when the services are provided and the performance obligations are satisfied.
Tenant receivables and unbilled straight-line rent receivables are carried net of the allowances for uncollectible current tenant receivables and unbilled deferred rent. An allowance will be maintained for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company also maintains an allowance for straight-line rent receivables arising from the straight-lining of rents. The Company’s determination of the adequacy of these allowances is based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees and current economic conditions and other relevant factors.
For the years ended December 31, 2018, 2017 and 2016, the Company recorded $36,478,000, $17,930,000 and $24,628,000, respectively, in provision for doubtful accounts for rental revenue and straight-line rent receivable, which are recorded as a reduction in revenue in the accompanying consolidated statements of comprehensive (loss) income. Of the $36,478,000 recorded for the year ended December 31, 2018, $33,242,000 related to Bay Area. As of December 31, 2018, the Company had fully reserved for and written off all its outstanding accounts receivable for rental revenue and straight-line rent receivable related to delinquent accounts.
On October 24, 2018, the Company entered into a lease agreement with a new tenant, the Board of Regents of the University of Texas System, or the Board of Regents, which is an affiliate of the University of Texas Medical Branch, or UTMB, to lease the UTMB Health Clear Lake Campus (formerly known as the Bay Area Regional Medical Center) property. The lease agreement has an initial 15-year term with three 5-year renewal terms exercisable at the option of the Board of Regents, (subject to certain conditions) and provides for a fixed base rent for the first 5 years of the lease term that will be payable monthly, subsequent to a free-rent period from October 1, 2018 to June 30, 2019.
For the years ended December 31, 2018, 2017 and 2016, the Company recorded $4,284,000, $2,825,000 and $1,549,000, respectively, in provision for doubtful accounts for tenant reimbursement revenue, which are recorded as a reduction in revenue in the accompanying consolidated statements of comprehensive (loss) income. Of the $4,284,000 recorded for the year ended December 31, 2018, $3,634,000 related to Bay Area. As of December 31, 2018, the Company had fully reserved for and written off all its accounts receivable for tenant reimbursement revenue related to delinquent accounts.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable and recorded in other interest and dividend income in the accompanying consolidated statements of comprehensive (loss) income.
The Company evaluates the collectability of both interest and principal on each note receivable to determine whether it is collectible, primarily through the evaluation of credit quality indicators, such as the tenant's financial condition, collateral, evaluations of historical loss experience, current economic conditions and other relevant factors, including contractual terms of repayments. Evaluating a note receivable for potential impairment requires management to exercise judgment. The use of alternative assumptions in evaluating a note receivable could result in a different determination of the note's estimated fair value and a different conclusion regarding the existence of an impairment, the extent of such loss, if any, as well as the carrying value of the note receivable.
As of December 31, 2018 and 2017, the aggregate balance of the Company's notes receivable, including accrued interest receivable (if applicable), after allowances for loan losses was $2,700,000 and $20,138,000, respectively, related to Bay Area. The principal balances of the Company's notes receivable are secured by their respective collateral.
For the years ended December 31, 2018, 2017 and 2016, the Company recorded $2,782,000, $11,936,000, and $4,294,000, respectively, in provision for loan losses in the accompanying consolidated financial statements. Of the $2,782,000 recorded for the year ended December 31, 2018, $1,810,000 related to Bay Area.
On August 13, 2018, the Company terminated its lease agreement with Bay Area, and on August 21, 2018, the Company accepted equipment in exchange for full settlement on a note receivable, which had an outstanding principal balance of $20,000,000. The equipment was accounted for at fair value of $21,000,000, less costs to sell of $100,000, and as a result, the Company recorded income on exchange of assets of $900,000 for the year ended December 31, 2018, which was recorded in other interest and dividend income in the accompanying consolidated statements of comprehensive (loss) income.
On October 22, 2018, the Company sold its equipment held for sale to UTMB, generating net proceeds from the sale of approximately $20,900,000.
Income Taxes
The Company currently qualifies and is taxed as a REIT under Sections 856 through 860 of the Code. Accordingly, it will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to stockholders, and provided it satisfies, on a continuing basis, through actual investment and operating results, the REIT requirements, including certain asset, income, distribution and stock ownership tests. If the Company fails to qualify as a REIT, and does not qualify for certain statutory relief provisions, it would be subject to U.S. federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year in which it lost its REIT qualification, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Accordingly, failure to qualify as a REIT could have a material adverse impact on the results of operations and amounts available for distribution to stockholders.
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
The Company has concluded that there was no impact related to uncertain tax provisions from results of operations of the Company for the years ended December 31, 2018, 2017 and 2016. The United States of America is the jurisdiction for the Company, and the earliest tax year subject to examination is 2015.
Concentration of Credit Risk and Significant Leases
As of December 31, 2018, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of December 31, 2018, the Company owned real estate investments in 32 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of revenue from continuing operations. Real estate investments located in the San Antonio-New Braunfels, Texas MSA and the Dallas-Fort Worth-Arlington, Texas MSA accounted for an aggregate of 11.6% and 10.4%, respectively, of revenue from continuing operations for the year ended December 31, 2018.
For the year ended December 31, 2018, 100.0% of revenue from continuing operations was from the healthcare properties.
As of December 31, 2018, the Company had two exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC and 21st Century Oncology, Inc. accounted for 20.2% and 12.5%, respectively, of revenue from continuing operations for the year ended December 31, 2018.
Stockholders’ Equity
As of December 31, 2018, the Company was authorized to issue 350,000,000 shares of stock, of which 300,000,000 shares are designated as common stock at $0.01 par value per share and 50,000,000 shares are designated as preferred stock at $0.01 par value per share. As of December 31, 2018, the Company had approximately 203,115,000 shares of common stock issued and 183,082,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. As of December 31, 2017, the Company had approximately 196,893,000 shares of common stock issued and 186,182,000 shares of common stock outstanding, and no shares of preferred stock issued and outstanding. The Company’s board of directors may authorize additional shares of common stock and amend their terms without obtaining stockholder approval.
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
On April 30, 2018, the Company announced it had reached the 5.0% annual share limitation, and that it would not be able to fully accommodate all repurchase requests for the month of April 2018, and, as a result, the Company did not process any further requests for the remainder of the year ended December 31, 2018. For repurchase requests received by the Company for the April 30, 2018, shares of common stock were repurchased as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s individual retirement account; and (iv) finally, pro rata as to all other repurchase requests. See Part II, Item 5. "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for more information on the Company's share repurchase program.
On July 26, 2018, the Company's board of directors approved and adopted the Amended and Restated Share Repurchase Program, or the First Amended & Restated SRP, which became effective when the Company recommenced repurchasing shares of common stock in 2019. The First Amended & Restated SRP provides, among other things, that the Company will repurchase shares on a quarterly, instead of monthly, basis. See Note 21—"Subsequent Events" for share repurchases processed subsequent to December 31, 2018.
On October 24, 2018, the board of directors approved and adopted the Second Amended and Restated Share Repurchase Program, or the Second Amended & Restated SRP, in order to update the definition of "Repurchase Date" in order to clarify that the Company will either accept or reject a repurchase request by the first day of each quarter, and will process accepted repurchase requests on or about the tenth day of such quarter. Further, if a repurchase is granted, the Company or its agent will send the repurchase amount to each stockholder, estate, heir, or beneficiary on or about the tenth day of such quarter.
During the year ended December 31, 2018, the Company repurchased approximately 9,321,000 shares of common stock, or 5.00% of shares outstanding as of December 31, 2017, for an aggregate purchase price of approximately $64,289,000 (an average of $6.90 per share). During the year ended December 31, 2017, the Company repurchased approximately 5,773,000 shares of common stock, or 3.12% of shares of common stock outstanding as of December 31, 2016, for an aggregate purchase price of approximately $57,049,000 (an average of $9.88 per share).
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. The Company’s distributions declared per common share was $3.49 for the year ended December 31, 2018. The Company's distributions declared per common share was $0.70 for the years ended December 31, 2017 and 2016.
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

As of December 31, 2018, the Company had distributions payable of approximately $4,974,000. Of these distributions payable, approximately $2,691,000 was paid in cash and approximately $2,283,000 was reinvested in shares of common stock pursuant to the DRIP on January 2, 2019. See Note 21—"Subsequent Events" for further discussion.
Distributions to stockholders are determined by the board of directors of the Company and are dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Code.
Earnings Per Share
Basic earnings per share for all periods presented are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. For the years ended December 31, 2018 and 2017, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock antidilutive. For the year ended December 31, 2016, diluted earnings per share reflected the effect of approximately 18,000 non-vested shares of restricted common stock that were outstanding as of such period.
Reportable Segments
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about an enterprise’s reportable segments. As of December 31, 2018, 2017 and 2016, 100% of the Company’s consolidated revenues from continuing operations were generated from real estate investments in healthcare properties. The Company’s chief operating decision maker evaluates operating performance of healthcare properties on an individual property level, which are aggregated into one reportable segment due to their similar economic characteristics.
In accordance with the definition of discontinued operations, the Company's decision to sell the properties in the data centers segment represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the periods presented. As a result, the Company no longer has a data centers segment. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2018 and 2017, and the operations have been classified as income from discontinued operations on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the consolidated statements of comprehensive (loss) income during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the consolidated statements of comprehensive (loss) income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. The ineffective portion of the income or loss on the derivative instrument is recognized in the consolidated statements of comprehensive (loss) income during the current period.
In accordance with the fair value measurement guidance ASU 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.

Recently Issued Accounting Pronouncements
On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. The pronouncement was issued to clarify the principles for recognizing revenue and to develop a common revenue standard and disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2017. On February 25, 2016, the FASB released ASU 2016-02, Leases (Topic 842). Upon adoption of ASU 2016-02 in 2019, as discussed below, the Company will be required to separate lease contracts into lease and non-lease components, whereby the non-lease components would be subject to ASU 2014-09. The Company adopted the provisions of ASU 2014-09 effective January 1, 2018, using the modified retrospective approach. Property rental revenue is accounted for in accordance with ASC 840, Leases. The Company's rental revenue consists of (i) contractual revenues from leases recognized on a straight-line basis over the term of the respective lease; (ii) parking revenue; and (iii) the reimbursements of the tenants' share of real estate taxes, insurance and other operating expenses. The Company determined that the revenue recognition from parking revenue will be generally consistent with prior recognition methods, and, therefore, did not have material changes to the consolidated financial statements as a result of adoption. For the year ended December 31, 2018, parking revenue was 0.02% of consolidated revenue. The Company evaluated the revenue recognition for its contracts within this scope under the previous accounting standards and under ASU 2014-09 and concluded that there were no changes to the consolidated financial statements as a result of adoption.
On February 23, 2017, the FASB issued ASU 2017-05, Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Non-financial Assets, ASC 610-20, or ASU 2017-05. ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of non-financial assets. Partial sales of non-financial assets include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 provides guidance on how entities should recognize sales, including partial sales, of non-financial assets (and in-substance non-financial assets) to non-customers. ASU 2017-05 requires the seller to recognize a full gain or loss in a partial sale of non-financial assets, to the extent control is not retained. Any noncontrolling interest retained by the seller would, accordingly, be measured at fair value. ASU 2017-05 was effective for fiscal years beginning after December 15, 2017, including interim reporting periods within those fiscal years. The Company adopted ASU 2017-05 effective January 1, 2018. The Company disposed certain real estate properties, including land, in cash transactions with no contingencies and no future involvement in the operations, therefore, the adoption of ASU 2017-05 had no impact on the Company's consolidated financial statements.
On February 25, 2016, the FASB established Topic 842, Leases, by issuing ASU 2016-02. ASU 2016-02 establishes the principles to increase the transparency about the assets and liabilities arising from leases. ASU 2016-02 results in a more faithful representation of the rights and obligations arising from leases by requiring lessees to recognize the lease assets and lease liabilities that arise from leases in the consolidated balance sheet and to disclose qualitative and quantitative information about lease transactions and aligns lessor accounting and sale leaseback transactions guidance more closely to comparable guidance in ASC 606, and ASC 610-20. Under ASU 2016-02, a lessee is required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is a lessee on four ground leases, which will result in the recognition of a right-of-use asset and lease liability upon the adoption of ASU 2016-02.
On July 30, 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance by allowing lessors to elect a practical expedient to not separate non-lease components from a lease, which would provide the Company with the option of not bifurcating certain common area maintenance recoveries as a non-lease component. As a result of electing this practical expedient, the Company will no longer present rental revenue and tenant reimbursement revenue separately in the consolidated statement of comprehensive income beginning on January 1, 2019. In addition, the Company is planning to elect the package of practical expedients, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company is not planning to elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
On December 10, 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. The amendment also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and therefore variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company will adopt ASU 2018-20 beginning with its Quarterly Report on Form 10-Q for the three months ended March 31, 2019.
Based on current estimates the Company anticipates recognizing operating lease liabilities for its ground leases, with a corresponding right-of-use asset, of less than 5.0% and 1.0% of total liabilities and total assets, respectively. In addition to the recording a right-of-use asset and lease liability upon adoption, the Company will reclassify the below-market ground lease intangibles and the above-market ground lease intangibles from the acquired intangible assets, net, and intangible lease liabilities, net, respectively, to the beginning right-of-use assets.
Future ground leases entered into or acquired subsequent to the adoption date may be classified as operating or financing leases, based on specific classification criteria. Finance leases would result in a slightly accelerated impact to earnings, using the effective interest method, and different classification of the expense. The Company expects to adopt the new standard on January 1, 2019, using a modified retrospective approach. Financial information under the new standard will not be updated for dates and periods before January 1, 2019.
With the adoption of ASU 2016-02, lessor accounting remains largely unchanged, apart from the narrower scope of initial direct costs that can be capitalized. The new standard will result in certain indirect leasing costs, such as legal costs related to lease negotiations, being expensed as general and administrative expenses in the consolidated statements of comprehensive (loss) income rather than capitalized. Previous capitalization of indirect leasing costs was less than 1.0% of total assets as of December 31, 2018.
On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses, or ASU 2016-13. ASU 2016-13 requires more timely recording of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. ASU 2016-13 requires that financial assets measured at amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. The amendments in ASU 2016-13 require the Company to measure all expected credit losses based upon historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the financial assets and eliminates the “incurred loss” methodology in current GAAP. ASU 2016-13 is effective for fiscal years, and interim periods within, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within, beginning after December 15, 2018. The Company is in the process of evaluating the impact ASU 2016-13 will have on the Company’s condensed consolidated financial statements. The Company believes that certain financial statements' accounts may be impacted by the adoption of ASU 2016-13, including allowances for doubtful accounts with respect to accounts receivable and straight-line rent receivable.
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
On August 28, 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted. Upon adoption of ASU 2017-12 on January 1, 2019, the cumulative ineffectiveness previously recognized on existing cash flow hedges is immaterial to the Company's consolidated financial statements and will be adjusted and removed from beginning retained earnings and placed in accumulated other comprehensive income.
On August 28, 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's consolidated financial statements.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, with no effect on the Company’s consolidated financial position or results of operations. The Company's assets, liabilities and operations related to the data centers segment in the financial statements are classified on the consolidated balance sheets and consolidated statements of comprehensive (loss) income as discontinued operations for all years presented.
Note 3—Dispositions
The Company sold seven properties (five data center properties and two healthcare properties), or the 2018 Dispositions, during the year ended December 31, 2018, for an aggregate sale price of $245,665,000 and generated net proceeds of $241,043,000. For the year ended December 31, 2018, the Company recognized an aggregate gain on sale of $33,251,000, related to five data center properties sold, as income from discontinued operations on the consolidated statements of comprehensive (loss) income. For the year ended December 31, 2018, the Company recognized an aggregate gain on sale of $218,000, related to the two healthcare properties sold, in gain on real estate dispositions on the consolidated statements of comprehensive (loss) income.
The Company sold 16 properties (15 data center properties and one healthcare property), or the 2017 Dispositions, during the year ended December 31, 2017, for an aggregate sale price of $1,153,000,000 and generated net proceeds of $1,131,582,000. The Company recognized an aggregate gain on sale of $224,133,000, related to the data center properties sold, as income from discontinued operations on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2017. For the year ended December 31, 2017, the Company recognized an impairment loss on real estate in the amount of $5,936,000, related to one healthcare property sold, on the consolidated statements of comprehensive (loss) income for the year ended December 31, 2017.
2018 Dispositions
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2018 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the consolidated statements of comprehensive (loss) income.

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
Dispositions - Continuing Operations
The following table summarizes the 2018 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the consolidated statements of comprehensive (loss) income.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
21st Century Oncology-Tamarac	05/25/2018	100%	$1,575	$1,431
21st Century Oncology-East Naples	05/30/2018	100%	1,590	1,548
Total			$3,165	$2,979

2017 Dispositions
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2017 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the consolidated statements of comprehensive (loss) income.

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

Dispositions - Continuing Operations
The following table summarizes the 2017 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the consolidated statements of comprehensive (loss) income.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
Miami International Medical Center (1)	12/28/2017	100%	$88,000	$87,499

(1)
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

Note 4—Discontinued Operations
Dispositions that represent a strategic shift that has a major effect on the Company's results and operations qualify as discontinued operations. All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the consolidated balance sheets as of December 31, 2018 and 2017, and the operations have been classified as income from discontinued operations on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016. As of December 31, 2018, the Company had completed the disposition of all its data center properties.
The following table presents the major classes of assets and liabilities of properties classified as discontinued operations presented separately in the consolidated balance sheets as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Assets:
Real estate:
Land	$—	$21,710
Buildings and improvements, net	—	168,557
Total real estate, net	—	190,267
Acquired intangible assets, net	—	9,617
Other assets, net	401	13,949
Assets of discontinued operations, net	$401	$213,833
Liabilities:
Accounts payable due to affiliates	$12	$175
Accounts payable and other liabilities	1	3,847
Intangible lease liabilities, net	—	1,036
Liabilities of discontinued operations, net	$13	$5,058

The operations reflected in discontinued operations on the consolidated statements of comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016, were as follows (amounts in thousands):

	For the Year Ended December 31,
	2018	2017	2016
Revenue:
Rental and parking revenue	$3,916	$102,274	$102,663
Tenant reimbursement revenue	162	14,009	14,300
Total revenue	4,078	116,283	116,963
Expenses:
Rental and parking expenses	416	20,754	20,159
Change in fair value of contingent consideration	—	(2,920)	300
Asset management fees	322	8,106	8,549
Depreciation and amortization	—	32,210	38,744
Total expenses	738	58,150	67,752
Other expense:
Interest expense, net	—	(20,591)	(14,532)
Total other expense	—	(20,591)	(14,532)
Income from discontinued operations before real estate dispositions and noncontrolling interest	3,340	37,542	34,679
Gain on real estate dispositions	33,251	224,133	—
Net income from discontinued operations	36,591	261,675	34,679
Net loss (income) from discontinued operations attributable to noncontrolling interests in consolidated partnerships	22	(47,326)	(3,921)
Net income from discontinued operations attributable to common stockholders	$36,613	$214,349	$30,758
Capital expenditures on a cash basis for the years ended December 31, 2018, 2017 and 2016 were $0, $2,264,000 and $31,791,000, respectively, related to properties classified within discontinued operations.
Note 5—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands, except weighted average life amounts):

	December 31, 2018	December 31, 2017
In-place leases, net of accumulated amortization of $22,679 and $22,519, respectively (with a weighted average remaining life of 13.8 years and 15.1 years, respectively)	$56,501	$83,139
Above-market leases, net of accumulated amortization of $1,079 and $1,068, respectively (with a weighted average remaining life of 8.5 years and 9.3 years, respectively)	2,139	2,747
Ground lease interest, net of accumulated amortization of $64 and $53, respectively (with a weighted average remaining life of 86.6 years and 87.6 years, respectively)	1,041	1,052
	$59,681	$86,938
The aggregate weighted average remaining life of the acquired intangible assets was 14.8 years and 15.8 years as of December 31, 2018 and December 31, 2017, respectively.
Amortization of the acquired intangible assets for the years ended December 31, 2018, 2017 and 2016 was $27,257,000, $7,737,000 and $21,446,000, respectively. Of the $27,257,000 recorded for the year ended December 31, 2018, $21,296,000 was accelerated amortization due to the impairment of an in-place lease intangible asset related to Bay Area experiencing financial difficulties and $520,000 was accelerated amortization due to the impairment of an in-place lease intangible asset and an above-market lease intangible asset as a result of a lease termination. Amortization of the above-market leases is recorded as an adjustment to rental revenue, amortization of the in-place leases is included in depreciation and amortization and amortization of the ground lease interest is included in rental expenses in the accompanying consolidated statements of comprehensive (loss) income.
Estimated amortization expense on the acquired intangible assets as of December 31, 2018, and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$5,098
2020	5,098
2021	5,098
2022	5,098
2023	4,933
Thereafter	34,356
$59,681
Note 6—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands, except weighted average life amounts):

	December 31, 2018	December 31, 2017
Below-market leases, net of accumulated amortization of $5,163 and $4,269, respectively (with a weighted average remaining life of 16.2 years and 17.2 years, respectively)	$11,761	$12,655
Ground leasehold liabilities, net of accumulated amortization of $549 and $425, respectively (with a weighted average remaining life of 40.2 years and 41.2 years, respectively)	4,776	4,900
	$16,537	$17,555
The aggregate weighted average remaining life of intangible lease liabilities was 22.9 years and 23.9 years as of December 31, 2018 and December 31, 2017, respectively.
Amortization of the intangible lease liabilities for the years ended December 31, 2018, 2017 and 2016, was $1,018,000, $1,112,000 and $1,078,000, respectively. Amortization of below-market leases is recorded as an adjustment to rental revenue and amortization of ground leasehold liabilities is included in rental expenses in the accompanying consolidated statements of comprehensive (loss) income.
Estimated amortization of the intangible lease liabilities as of December 31, 2018, and for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$1,018
2020	1,014
2021	1,013
2022	1,013
2023	997
Thereafter	11,482
$16,537

Note 7—Other Assets, Net
Other assets, net, consisted of the following as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Deferred financing costs related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $9,493 and $7,428, respectively	$951	$762
Lease commissions, net of accumulated amortization of $223 and $63, respectively	6,089	1,266
Investments in unconsolidated partnerships	—	965
Tenant receivables, net of allowances for doubtful accounts of $0 and $9,125, respectively	2,039	7,878
Notes receivable, net of allowances for loan losses of $0 and $10,615, respectively	2,700	20,138
Straight-line rent receivable	26,947	36,348
Restricted cash	168	10,168
Derivative assets	426	407
Prepaid and other assets	1,644	1,208
	$40,964	$79,140
Amortization of deferred financing costs related to the revolver portion of the unsecured credit facility for the years ended December 31, 2018, 2017 and 2016 was $2,065,000, $1,595,000 and $2,143,000, respectively, which was recognized in interest expense, net, in the accompanying consolidated statements of comprehensive (loss) income. Amortization of lease commissions for the years ended December 31, 2018, 2017 and 2016 was $160,000, $59,000 and $99,000, respectively, which was recognized in depreciation and amortization in the accompanying consolidated statements of comprehensive (loss) income.
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of December 31, 2018 and 2017, consisted of the following (amounts in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$2,912	$4,203
Accrued interest expense	890	1,558
Accrued property taxes	4,502	4,758
Distributions payable to stockholders	4,974	11,076
Tenant deposits	624	778
Deferred rental income	2,801	5,822
	$16,703	$28,195

Note 9—Notes Payable
The Company had $36,289,000 and $141,477,000 principal outstanding in notes payable collateralized by real estate properties as of December 31, 2018 and 2017, respectively.
The following table summarizes the notes payable balances as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017	Interest Rate (1)	Maturity Date
Fixed rate notes payable	$—	$18,212	—%	—
Variable rate notes payable fixed through interest rate swaps	17,923	121,066	4.8%	10/11/2022
Variable rate notes payable	18,366	2,199	5.6%	01/26/2019
Total notes payable, principal amount outstanding	36,289	141,477
Unamortized deferred financing costs related to notes payable	(75)	(875)
Total notes payable, net of deferred financing costs	$36,214	$140,602

(1)	Interest rates are as of December 31, 2018.
As of December 31, 2018, the notes payable weighted average interest rate was 5.2%.
Significant loan activity during the year ended December 31, 2018, excluding scheduled principal payments, includes:

•	On February 28, 2018, the Company repaid its debt in connection with one of the Company's notes payable with an outstanding principal balance of $12,340,000 at the time of repayment.

•
On May 4, 2018, the Company repaid its outstanding mortgage note payable in the amount of approximately $84,667,000 related to the property formally known as Bay Area Regional Medical Center at the time of repayment. As a result of this extinguishment, the Company expensed $545,000 of unamortized deferred financing costs and $43,000 of termination fees and recognized a gain of $381,000 on the early extinguishment of the hedged debt obligation, which were recognized in interest expense, net, on the Company’s consolidated statements of comprehensive (loss) income.

•	On October 11, 2018, the Company repaid its debt in connection with one of the Company's notes payable with an outstanding principal balance of $5,717,000 at the time of repayment.
The principal payments due on the notes payable as of December 31, 2018, for each of the next four years ending December 31, are as follows (amounts in thousands):

Year	Amount
2019 (1)	$18,768
2020	421
2021	444
2022	16,656
$36,289

(1)	Of this amount, $18,366,000 relates to a loan agreement that was repaid at maturity on January 25, 2019.
Note 10—Unsecured Credit Facility
As of December 31, 2018, the maximum commitment available under the unsecured credit facility was $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to the Operating Partnership’s right to a 12-month extension. Subject to certain conditions, the unsecured credit facility can be increased to $750,000,000.
The unsecured credit facility bears interest at per annum rates equal to, at the Operating Partnership's option, either (a) the London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 1.75% to 2.25%, which is determined by the overall leverage of the Operating Partnership; or (b) a base rate, which means, for any day, a fluctuating rate per annum equal to the prime rate for such day, plus an applicable margin ranging from 0.75% to 1.25%, which is determined based on the overall leverage of the Operating Partnership. Additionally, the requirement to pay a fee on the unused portion of the lenders’ commitments under the unsecured credit facility is 0.25% per annum if the average daily amount outstanding under the unsecured credit facility is less than 50% of the lenders’ commitments, and 0.15% per annum if the average daily amount outstanding under the unsecured credit facility is greater than or equal to 50% of the lenders’ commitments. The unused fee is payable quarterly in arrears.

The actual amount of credit available under the unsecured credit facility is a function of certain loan-to-cost, loan-to-value, debt yield and debt service coverage ratios contained in the unsecured credit facility agreements. The unencumbered pool availability under the unsecured credit facility is equal to the maximum principal amount of the value of the assets that are included in the unencumbered pool. The unsecured credit facility agreement contains various affirmative and negative covenants that are customary for credit facilities and transactions of this type, including limitations on the incurrence of debt and limitations on distributions by the Company, the Operating Partnership and its subsidiaries in the event of default. The unsecured credit facility agreement imposes the following financial covenants: (i) maximum ratio of consolidated total indebtedness to gross asset value; (ii) minimum ratio of adjusted consolidated earnings before interest, taxes, depreciation and amortization to consolidated fixed charges; (iii) minimum tangible net worth; (iv) minimum weighted average remaining lease term of unencumbered pool properties in the unencumbered pool; (v) minimum number of unencumbered pool properties in the unencumbered pool; and (vi) minimum unencumbered pool actual debt service coverage ratio. In addition, the unsecured credit facility agreement includes events of default that are customary for credit facilities and transactions of this type. The Company was in compliance with all financial covenant requirements at December 31, 2018. The credit available to the Operating Partnership under the unsecured credit facility will be a maximum principal amount of the value of the assets that are included in the unencumbered pool.
The following table summarizes the unsecured credit facility balances as of December 31, 2018 (amounts in thousands):

	December 31, 2018	Interest Rate (1)
Variable rate revolving line of credit fixed through interest rate swaps	$38,000	3.1%
Variable rate revolving line of credit	152,000	4.1%
Total unsecured credit facility	$190,000

(1)	Interest rates are as of December 31, 2018.
As of December 31, 2017, the Company did not have an outstanding balance under the unsecured credit facility.
Significant credit facility activities during the year ended December 31, 2018 include:

•
On February 1, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into an amended and restated credit agreement related to the unsecured credit facility to remove one lender and to change the maximum commitment available under the unsecured credit facility to $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to the Operating Partnership's right to a 12-month extension, which the Company intends to exercise. Subject to certain conditions, the unsecured credit facility can be increased to $750,000,000. All other material terms of the unsecured credit facility remained unchanged.

•
During the year ended December 31, 2018, in connection with the special distribution in the amount of $556,227,000 paid to stockholders on March 16, 2018, the Company made a draw of $195,000,000 on its unsecured credit facility.

•
During the year ended December 31, 2018, the Company drew $90,000,000 to repay its debt related to the property formally known as Bay Area Regional Medical Center at the time of repayment and to fund working capital needs. The Company repaid $95,000,000 on its unsecured credit facility with net proceeds from the 2018 Dispositions.

•
On August 13, 2018, the Operating Partnership and certain of the Company's subsidiaries entered into the First Amendment to the Third Amended and Restated Credit Agreement with KeyBank National Association, or KeyBank, and certain other lenders to amend certain financial covenants as a result of Bay Area experiencing financial difficulties. The Company is in compliance with the covenants of the First Amendment to the Third Amended and Restated Credit Agreement as of December 31, 2018.

Note 11—Related-Party Transactions and Arrangements
The Company has no direct employees. Substantially all of the Company's business is managed by the Advisor. The employees of the Advisor and other affiliates provide services to the Company related to property management, asset management, accounting, investor relations, and all other administrative services.
Asset Management Fees
The Company pays the Advisor an annual asset management fee of 0.85% of the aggregate asset value, plus costs and expenses incurred by the Advisor in providing asset management services. The fee is payable monthly in an amount equal to 0.07083% of the aggregate asset value as of the last day of the immediately preceding month.

Operating Expenses
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company's behalf are recorded in general and administrative expenses in the accompanying consolidated statements of comprehensive (loss) income.
Property Management Fees
The Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, leasing and property management fees for the Company’s properties. Such fees equal 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of the Company’s executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services at customary market fees, the Company may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed. In no event will the Company pay the Property Manager, the Advisor or its affiliates both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying consolidated statements of comprehensive (loss) income.
Leasing Commission Fees
The Company pays the Property Manager a separate fee for the one-time initial rent-up, lease renewals or leasing-up of newly constructed properties. Leasing commissions are capitalized in other assets, net, in the accompanying consolidated balance sheets and amortized over the term of the related lease
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on our properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees included in continuing operations are capitalized in buildings and improvements in the accompanying consolidated balance sheets.
Disposition Fees
If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, a merger with a change of control of the Company or a sale of the Company, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price and one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Disposition fees are recorded in gain on real estate dispositions in the accompanying consolidated statements of comprehensive (loss) income.
Subordinated Participation in Net Sale Proceeds
After investors have received a return of their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of December 31, 2018, the Company had not incurred a subordinated participation in net sale proceeds to the Advisor or its affiliates.
Subordinated Incentive Listing Fee
Upon the listing of the Company’s common stock on a national securities exchange, the Company would pay the Advisor a subordinated incentive listing fee equal to 15.0% of the amount by which the market value of the Company’s outstanding stock plus all distributions paid by the Company prior to listing exceeds the sum of the total amount of capital raised from investors and the amount of cash flow necessary to generate an 8.0% cumulative, non-compounded annual return to investors, or a subordinated incentive listing fee. As of December 31, 2018, the Company had not incurred a subordinated incentive listing fee to the Advisor or its affiliates.
Subordinated Distribution Upon Termination Fee
Upon termination or non-renewal of the advisory agreement, with or without cause, the Advisor will be entitled to receive distributions from the Operating Partnership equal to 15.0% of the amount by which the sum of the Company’s adjusted market value plus distributions exceeds the sum of the aggregate capital contributed by investors plus an amount equal to an annual 8.0% cumulative, non-compounded return to investors. In addition, the Advisor may elect to defer its right to receive a subordinated distribution upon termination until either shares of the Company’s common stock are listed and traded on a national securities exchange or another liquidity event occurs. As of December 31, 2018, the Company had not incurred any subordinated distribution upon termination fees to the Advisor or its affiliates.
The following table details amounts incurred for the years ended December 31, 2018, 2017 and 2016 in connection with the Company's operations-related services described above (amounts in thousands):

		Incurred
		For the Year Ended December 31,
Fee	Entity	2018	2017	2016
Asset management fees (1)	Carter/Validus Advisors, LLC and its affiliates	$10,131	$18,717	$19,505
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	1,728	1,598	1,793
Disposition fees (2)	Carter/Validus Advisors, LLC and its affiliates	1,228	4,311	—
Property management fees (3)	Carter Validus Real Estate Management Services, LLC	1,831	5,056	5,425
Leasing commission fees (4)	Carter Validus Real Estate Management Services, LLC	3,435	644	1,138
Construction management fees (5)	Carter Validus Real Estate Management Services, LLC	137	524	986
Total		$18,490	$30,850	$28,847

(1)	Of the amounts incurred, $9,809,000, $10,611,000 and $10,956,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(2)	Of the amounts incurred, $16,000, $440,000 and $0 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(3)	Of the amounts incurred, $1,728,000, $2,542,000 and $2,945,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(4)	Of the amounts incurred, $3,435,000, $640,000 and $277,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)	Of the amounts incurred, $137,000, $524,000 and $661,000 are included in continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively.

The following table details amounts payable to affiliates as of December 31, 2018 and 2017 in connection with the Company's operations-related services described above (amounts in thousands):

		Payable
		As of December 31,
Fee	Entity	2018	2017
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$801	$980
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	281	98
Disposition fees	Carter/Validus Advisors, LLC and its affiliates	—	440
Property management fees	Carter Validus Real Estate Management Services, LLC	181	473
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	60	364
Construction management fees	Carter Validus Real Estate Management Services, LLC	6	17
Total (1)		$1,329	$2,372

(1)
In addition, the Company had $12,000 and $175,000 due to affiliates included in liabilities of discontinued operations on the consolidated balance sheet as of December 31, 2018 and December 31, 2017, respectively.

Note 12—Future Minimum Rent
Rental Income
The Company’s real estate properties are leased to tenants under operating leases with varying terms. The lease agreements frequently have provisions to extend the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
The future minimum rent to be received from the Company’s investments in real estate properties under non-cancelable operating leases as of December 31, 2018, for each of the next five years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$70,133
2020	77,681
2021	80,555
2022	83,267
2023	84,799
Thereafter	705,975
$1,102,410
Rental Expense
The Company has four ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses and renewal options. The ground lease payments associated with one of the ground leases are paid directly by the tenant, therefore, the future minimum rent obligations are excluded from the table below.
The future minimum rent obligations under non-cancelable ground leases as of December 31, 2018, for each of the next five years ended December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$698
2020	698
2021	698
2022	698
2023	701
Thereafter	33,550
$37,043
Note 13—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – fixed rate measured using observable inputs from similar liabilities (Level 2) was approximately $0 and $18,189,000 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $0 and $18,212,000 as of December 31, 2018 and December 31, 2017, respectively. The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $17,465,000 and $120,051,000 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $17,923,000 and $121,066,000 as of December 31, 2018 and December 31, 2017, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $18,366,000 and $2,199,000 as of December 31, 2018 and December 31, 2017, respectively, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $152,000,000 and $0, which approximated its fair value, as of December 31, 2018 and December 31, 2017, respectively. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $37,794,000 and $0 as of December 31, 2018 and December 31, 2017, respectively, as compared to the outstanding principal of $38,000,000 and $0 as of December 31, 2018 and December 31, 2017, respectively.

Notes receivable—The outstanding principal balance of the notes receivable in the amount of $2,700,000 and $20,138,000 approximated the fair value as of December 31, 2018 and 2017, respectively. The fair value was measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of December 31, 2018, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 14—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.
The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$426	$—	$426
Total assets at fair value	$—	$426	$—	$426

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$407	$—	$407
Total assets at fair value	$—	$407	$—	$407
Real estate assets— As discussed in Note 2—"Summary of Significant Accounting Policies", during the year ended December 31, 2018, real estate assets related to two healthcare properties with an aggregate carrying amount of $49,103,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy. The carrying value of the properties were reduced to their estimated fair value of $42,515,000. During the year ended December 31, 2017, real estate assets related to four properties with an aggregate carrying amount of $85,768,000 were determined to be impaired using Level 3 inputs of the fair value hierarchy. The Company used a discounted cash flow analysis and market valuation approach, which required significant judgments to be made by management. The carrying value of the properties were reduced to their estimated fair value of $52,557,000.

The following tables show the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Re-Measured Balance	Total Losses
Real estate assets (1)	$—	$42,515	$—		$42,515	$(6,588)

	December 31, 2017
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Re-Measured Balance	Total Losses
Real estate assets (2)	$—	$—	$52,557	(3)	$52,557	$(33,211)

(1)
Amount represents the fair value of two real estate properties impacted by impairment charges during the year ended December 31, 2018. The properties are classified as continuing operations as of December 31, 2018. During the year ended December 31, 2018, the Company transferred $49,778,000 of real estate assets from Level 3 to Level 2. Transfers between these two hierarchy levels were based on the availability of sufficient observable inputs to meet Level 2 versus Level 3 criteria. Transfers between levels are reported at the beginning of the reporting period.

(2)	Amount represents the aggregate fair value of four real estate properties impacted by impairment charges as of December 31, 2017.

(3)
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
The effective portion of changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income (loss) in the accompanying consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the year ended December 31, 2018, such derivatives were used to hedge the variable cash flows associated with variable rate debt. The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings. During the year ended December 31, 2018, the Company recognized a gain of $1,000 due to ineffectiveness of its hedges of interest rate risk, which was recorded in interest expense, net, in the accompanying consolidated statements of comprehensive (loss)

income. During the years ended December 31, 2017 and 2016, no gains or losses were recognized due to the ineffectiveness of hedges of interest rate risk.
During the year ended December 31, 2018, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of a hedged forecasted transaction becoming probable not to occur related to early debt extinguishment at the property formerly known as Bay Area Regional Medical Center. The accelerated amount was a gain of $381,000 and was recorded in interest expense, net in the accompanying consolidated statements of comprehensive (loss) income. During the year ended December 31, 2017, the Company accelerated the reclassification of amounts in other comprehensive income to earnings as a result of hedged forecasted transactions becoming probable not to occur due to debt extinguishment related to the disposition of properties. The accelerated amount was a gain of $4,637,000, of which $3,755,000 was recorded in interest expense, net, and $882,000 was recorded in income from discontinued operations in the accompanying consolidated statements of comprehensive (loss) income. During the year ended December 31, 2016, the Company accelerated the reclassification of amounts in other comprehensive loss to earnings as a result of a hedged forecasted transaction becoming probable not to occur due to a related debt extinguishment. The accelerated amount was a loss of $728,000, which was recorded in interest expense, net, in the accompanying consolidated statements of comprehensive (loss) income.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $274,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 13—"Fair Value" for a further discussion of the fair value of the Company’s derivative instruments.
The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	December 31, 2018		December 31, 2017
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Asset		Asset

Interest rate swaps	Other assets, net	08/03/2015 to 10/11/2017	05/28/2019 to 10/11/2022	$55,923	$426	$121,066	$407
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate notes payable. The change in fair value of the effective portion of the derivative instrument that is designated as a hedge is recorded in other comprehensive income, or OCI, in the accompanying consolidated statements of comprehensive (loss) income.

The table below summarizes the amount of income and loss recognized on interest rate derivatives designated as cash flow hedges for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Income (Loss) Recognized in OCI on Derivatives (Effective Portion)	Location of Loss (Income) Reclassified from Accumulated Other Comprehensive Income to Net Income (Effective Portion)	Amount of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net Income (Effective Portion and Accelerated Amounts)
For the Year Ended December 31, 2018
Interest rate swaps - continuing operations	$617	Interest expense, net	$599
Total	$617		$599
For the Year Ended December 31, 2017
Interest rate swaps - continuing operations	$1,310	Interest expense, net	$3,353
Interest rate swaps - discontinued operations	752	Income from discontinued operations	125
Total	$2,062		$3,478
For the Year Ended December 31, 2016
Interest rate swaps - continuing operations	$1,045	Interest expense, net	$(2,764)
Interest rate swaps - discontinued operations	(1,562)	Income from discontinued operations	(2,156)
Total	$(517)		$(4,920)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain cross-default provisions, whereby if the Company defaults on certain of its unsecured indebtedness, then the Company could also be declared in default on its derivative obligations, resulting in an acceleration of payment thereunder.
In addition, the Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its risk by entering into agreements with creditworthy counterparties. As of December 31, 2018, there were no derivatives in a net liability position.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of December 31, 2018 and 2017 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2018	$426	$—	$426	$—	$—	$426
December 31, 2017	$407	$—	$407	$—	$—	$407
The Company reports derivative assets attributable to continuing operations as other assets, net, on the consolidated balance sheets.

Note 15—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss), net of noncontrolling interests, by component for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Unrealized Income (Loss) on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2015	$(2,100)	$(2,580)
Other comprehensive loss before reclassification	(517)	(517)
Amount of loss reclassified from accumulated other comprehensive loss to net income (effective portion and missed forecast)	4,920	4,920
Other comprehensive income	4,403	4,403
Balance as of December 31, 2016	2,303	1,823
Other comprehensive income before reclassification	2,062	2,062
Amount of income reclassified from accumulated other comprehensive income to net income (effective portion and missed forecast)	(3,478)	(3,478)
Other comprehensive loss	(1,416)	(1,416)
Balance as of December 31, 2017	887	407
Other comprehensive income before reclassification	617	617
Amount of income reclassified from accumulated other comprehensive income to net loss (effective portion and missed forecast)	(599)	(599)
Other comprehensive income	18	18
Balance as of December 31, 2018	$905	$425
The following table presents reclassifications out of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net Income (Loss)			Affected Line Items in the Consolidated Statements of Comprehensive Income
	For the Year Ended December 31,
	2018	2017	2016
Interest rate swap contracts - continuing operations	$(599)	$(3,353)	$2,764	Interest expense, net
Interest rate swap contracts - discontinued operations	—	(125)	2,156	Income from discontinued operations
Interest rate swap contracts	$(599)	$(3,478)	$4,920
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
On July 20, 2018, the Company awarded an aggregate of 9,000 shares of restricted stock to its independent board members in connection with their re-election to the board of directors of the Company. The fair value of each share of restricted common stock was estimated at the date of grant at $6.26 per share. The restricted stock awards vest over a period of four years. The awards are amortized using the straight-line method over four years.

As of December 31, 2018 and 2017, there was $151,000 and $180,000, respectively, of total unrecognized compensation expense related to nonvested shares of our restricted common stock. This expense is expected to be recognized over a remaining weighted average period of 2.05 years. This expected expense does not include the impact of any future stock-based compensation awards.
As of December 31, 2018 and 2017, the fair value of the nonvested shares of restricted common stock was $119,925 and $208,350, respectively. A summary of the status of the nonvested shares of restricted common stock as of December 31, 2017 and the changes for the year ended December 31, 2018 is presented below:

Restricted Stock	Shares
Nonvested at December 31, 2017	22,500
Vested	(9,000)
Granted	9,000
Nonvested at December 31, 2018	22,500
Stock-based compensation expense for the years ended December 31, 2018, 2017 and 2016 was $86,000, $88,000 and $90,000, respectively, which is reported in general and administrative costs in the accompanying consolidated statements of comprehensive (loss) income.
Note 17—Income Taxes
As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to the stockholders. For U.S. federal income tax purposes, distributions to stockholders are characterized as either ordinary dividends, capital gain distributions, or nontaxable distributions. Nontaxable distributions will reduce U.S. stockholders’ respective bases in their shares. The following table shows the character of distributions the Company paid on a percentage basis during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
Character of Distributions:	2018	2017	2016
Ordinary dividends	2.85%	—%	45.45%
Capital gain distributions	5.07%	100.00%	3.20%
Nontaxable distributions	92.08%	—%	51.35%
Total	100.00%	100.00%	100.00%
As a REIT, if the Company fails to distribute in any calendar year (subject to specific timing rules for certain dividends paid in January) at least the sum of (i) 85% of its ordinary income for such year, (ii) 95% of its capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, the Company would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the amounts actually distributed. The Company is subject to certain state and local income taxes on its income, property or net worth in some jurisdictions. Texas, Louisiana and Massachusetts are the major state and local tax jurisdictions for the Company.
The Company applies the rules under ASC 740-10, Accounting for Uncertainty in Income Taxes, for uncertain tax positions using a “more likely than not” recognition threshold for tax positions. Pursuant to these rules, the financial statement effects of a tax position are initially recognized when it is more likely than not, based on the technical merits of the tax position, that such a position will be sustained upon examination by the relevant tax authorities. If the tax benefit meets the “more likely than not” threshold, the measurement of the tax benefit will be based on the Company's estimate of the ultimate tax benefit to be sustained if audited by the taxing authority. The Company concluded there was no impact related to uncertain tax positions from the results of the operations of the Company for the years ended December 31, 2018, 2017 and 2016. The earliest tax year subject to examination is 2015.
The Company’s policy is to recognize accrued interest related to unrecognized tax benefits as a component of interest expense and penalties related to unrecognized tax benefits as a component of general and administrative expenses. From inception through December 31, 2018, the Company has not recognized any interest expense or penalties related to unrecognized tax benefits.

Note 18—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company may become subject to litigation or claims. As of December 31, 2018, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which we are currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
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
Note 20—Selected Quarterly Financial Data (Unaudited)
Presented in the following table is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with GAAP, the selected quarterly information (amounts in thousands, except share data and per share amounts):

	2018
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$20,149	$17,496	$17,182	$1,535
Total expenses	(14,327)	(13,865)	(13,952)	(35,895)
Income (loss) from operations	5,822	3,631	3,230	(34,360)
Other expense	(3,760)	(2,145)	(9,586)	(3,404)
Income (loss) from continuing operations	2,062	1,486	(6,356)	(37,764)
(Loss) income from discontinued operations	(9)	4,117	11,950	20,533
Net income (loss)	2,053	5,603	5,594	(17,231)
Less: Net loss (income) attributable to noncontrolling interests in consolidated partnerships	7	(33)	48	—
Net income (loss) attributable to common stockholders	$2,060	$5,570	$5,642	$(17,231)
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.01	$0.01	$(0.04)	$(0.20)
Discontinued operations	—	0.02	0.07	0.11
Net income (loss) attributable to common stockholders	$0.01	$0.03	$0.03	$(0.09)
Diluted:
Continuing operations	$0.01	$0.01	$(0.04)	$(0.20)
Discontinued operations	—	0.02	0.07	0.11
Net income (loss) attributable to common stockholders	$0.01	$0.03	$0.03	$(0.09)
Weighted average number of common shares outstanding:
Basic	182,656,235	181,260,431	181,128,292	185,673,400
Diluted	182,678,735	181,282,589	181,128,292	185,673,400

	2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Total revenue	$22,984	$23,857	$25,877	$21,696
Total expenses	(19,237)	(15,263)	(15,058)	(14,849)
Income from operations	3,747	8,594	10,819	6,847
Other expense	(41,210)	(12,286)	(6,497)	(7,052)
(Loss) income from continuing operations	(37,463)	(3,692)	4,322	(205)
Income from discontinued operations	231,964	10,636	8,886	10,189
Net income	194,501	6,944	13,208	9,984
Less: Net income attributable to noncontrolling interests in consolidated partnerships	(44,308)	(898)	(1,039)	(1,081)
Net income attributable to common stockholders	$150,193	$6,046	$12,169	$8,903
Net income per common share attributable to common stockholders:
Basic:
Continuing operations	$(0.21)	$(0.02)	$0.03	$—
Discontinued operations	1.01	0.05	0.04	0.05
Net income attributable to common stockholders	$0.80	$0.03	$0.07	$0.05
Diluted:
Continuing operations	$(0.21)	$(0.02)	$0.03	$—
Discontinued operations	1.01	0.05	0.04	0.05
Net income attributable to common stockholders	$0.80	$0.03	$0.07	$0.05
Weighted average number of common shares outstanding:
Basic	186,182,196	186,295,970	185,897,525	185,300,384
Diluted	186,182,196	186,295,970	185,911,968	185,300,384

Note 21—Subsequent Events
Distributions Paid
On January 2, 2019, the Company paid aggregate distributions of $4,974,000 ($2,691,000 in cash and $2,283,000 in shares of the Company’s common stock issued pursuant to the Third DRIP Offering), which related to distributions declared for each day in the period from December 1, 2018 through December 31, 2018.
On February 1, 2019, the Company paid aggregate distributions of $4,921,000 ($2,663,000 in cash and $2,258,000 in shares of the Company’s common stock issued pursuant to the Third DRIP Offering), which related to distributions declared for each day in the period from January 1, 2019 through January 31, 2019.
On March 1, 2019, the Company paid aggregate distributions of $4,425,000 ($2,397,000 in cash and $2,028,000 in shares of the Company’s common stock issued pursuant to the Third DRIP Offering), which related to distributions declared for each day in the period from February 1, 2019 through February 28, 2019.
Distributions Authorized
On January 25, 2019, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on February 1, 2019 and ending on February 28, 2019. The distributions were calculated based on 365 days in the calendar year and equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share NAV of $5.33. The distributions declared for the record date in February 2019 were paid in March 2019. The distributions will be payable to stockholders from legally available funds therefor.
On February 26, 2019, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on March 1, 2019 and ending on March 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share NAV of $5.33. The distributions declared for the record date in March 2019 will be paid in April 2019. The distributions will be payable to stockholders from legally available funds therefor.
On March 15, 2019, the board of directors of the Company approved and declared a distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on April 1, 2019 and ending on April 30, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share NAV of $5.33. The distributions declared for the record date in April 2019 will be paid in May 2019. The distributions will be payable to stockholders from legally available funds therefor.
Share Repurchase Program
The Company determined that it reached the quarterly share limitation under the Second Amended & Restated Share Repurchase Program for the first quarter repurchase period of 2019, and that it was not able to fully process all repurchase requests for such quarter. Therefore, for properly submitted repurchase requests that the Company received by December 24, 2018, shares of common stock were repurchased in accordance with the Second Amended & Restated SRP as follows: (i) first, pro rata as to repurchases upon the death of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrated, in the discretion of the board of directors, another involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests. Repurchases of shares received by the Company during the prorated period within categories (i) and (ii) above were repurchased in full. There were no repurchases of shares received by the Company within category (iii) above. Repurchase of shares received by the Company within category (iv) above were repurchased based on a proration of approximately 49.5% of the shares of common stock made in the requests.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
December 31, 2018
(in thousands)

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2018
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
St. Louis Surgical Center	Creve Coeur, MO	—	(a)	808	8,206	—	808	8,206	9,014	1,946	2005		02/09/2012
Stonegate Medical Center	Austin, TX	—	(a)	1,904	5,764	(227)	1,904	5,537	7,441	1,231	2008		03/30/2012
HPI Integrated Medical Facility	Oklahoma City, OK	—	(a)	789	7,815	—	789	7,815	8,604	1,522	2007		06/28/2012
Baylor Medical Center	Dallas, TX	17,923		4,012	23,557	—	4,012	23,557	27,569	3,800	2010		08/29/2012
Vibra Denver Hospital	Denver, CO	—	(a)	1,798	15,012	7,349	1,798	22,361	24,159	2,826	1962	(e)	09/28/2012
Vibra New Bedford Hospital	New Bedford, MA	—	(a)	1,992	21,823	—	1,992	21,823	23,815	3,502	1942		10/22/2012
Houston Surgery Center	Houston, TX	—	(a)	503	4,115	1,710	503	5,825	6,328	763	1998	(f)	11/28/2012
Akron General Medical Center	Green, OH	—	(a)	2,936	36,142	(11)	2,936	36,131	39,067	5,742	2012		12/28/2012
Grapevine Hospital	Grapevine, TX	—		962	20,277	105	962	20,382	21,344	3,125	2007		02/25/2013
Wilkes-Barre Healthcare Facility	Mountain Top, PA	—	(a)	335	3,812	—	335	3,812	4,147	673	2012		05/31/2013
Fresenius Healthcare Facility	Goshen, IN	—	(a)	304	3,965	—	304	3,965	4,269	563	2010		06/11/2013
Physicians’ Specialty Hospital	Fayetteville, AR	—	(a)	322	19,974	—	322	19,974	20,296	2,802	1994	(g)	06/28/2013
Christus Cabrini Surgery Center	Alexandria, LA	—	(a)	—	4,235	—	—	4,235	4,235	592	2007		07/31/2013
Valley Baptist Wellness Center	Harlingen, TX	—		—	8,386	—	—	8,386	8,386	1,173	2007		08/16/2013
Akron General Integrated Medical Facility	Green, OH	—	(a)	904	7,933	1	904	7,934	8,838	1,240	2013		08/23/2013
Legent Orthopedic and Spine Hospital (k)	San Antonio, TX	—		3,440	25,923	4,155	3,440	30,078	33,518	4,515	2013		08/29/2013
Post Acute/Warm Springs Rehab Hospital of Westover Hills	San Antonio, TX	—	(a)	1,740	18,280	—	1,740	18,280	20,020	2,452	2012		09/06/2013
Warm Springs Rehabilitation Hospital	San Antonio, TX	—	(a)	—	23,462	—	—	23,462	23,462	3,026	1987		11/27/2013
Lubbock Heart Hospital	Lubbock, TX	18,366		3,749	32,174	—	3,749	32,174	35,923	4,092	2003		12/20/2013
Walnut Hill Medical Center	Dallas, TX	—		3,337	79,116	(40,909)	1,877	39,667	41,544	557	1983	(h)	02/25/2014
Cypress Pointe Surgical Hospital	Hammond, LA	—	(a)	1,379	20,549	—	1,379	20,549	21,928	2,575	2006		03/14/2014
UTMB Health Clear Lake Campus (m)	Webster, TX	—		6,937	168,710	64,271	6,937	232,981	239,918	21,062	2014		07/11/2014
Rhode Island Rehabilitation Healthcare Facility	North Smithfield, RI	—	(a)	818	11,597	—	818	11,597	12,415	1,422	1965	(i)	08/28/2014
Select Medical—Akron	Akron, OH	—	(a)	2,207	23,430	—	2,207	23,430	25,637	2,596	2008		08/29/2014
Select Medical—Frisco	Frisco, TX	—	(a)	—	20,679	—	—	20,679	20,679	2,401	2010		08/29/2014
Select Medical—Bridgeton	Bridgeton, MO	—	(a)	—	31,204	—	—	31,204	31,204	3,486	2012		08/29/2014
San Antonio Healthcare Facility (l)	San Antonio, TX	—	(a)	3,200	—	17,738	3,200	17,738	20,938	869	2017		09/12/2014
Dermatology Assoc-Randolph Ct	Manitowoc, WI	—	(a)	390	2,202	—	390	2,202	2,592	279	2003		09/15/2014

				Initial Cost		Cost Capitalized Subsequent to Acquisition (b)	Gross Amount Carried at December 31, 2018
Property Description	Location	Encumbrances		Land	Buildings and Improvements		Land	Buildings and Improvements (c)	Total	Accumulated Depreciation (d)	Year Constructed		Date Acquired
Dermatology Assoc-Murray St	Marinette, WI	—	(a)	253	1,134	—	253	1,134	1,387	152	2008		09/15/2014
Dermatology Assoc-N Lightning Dr	Appleton, WI	—	(a)	463	2,049	—	463	2,049	2,512	276	2011		09/15/2014
Dermatology Assoc-Development Dr	Bellevue, WI	—	(a)	491	1,450	—	491	1,450	1,941	196	2010		09/15/2014
Dermatology Assoc-York St	Manitowoc, WI	—	(a)	305	11,299	—	305	11,299	11,604	1,299	1964	(j)	09/15/2014
Dermatology Assoc-Scheuring Rd	De Pere, WI	—	(a)	703	1,851	—	703	1,851	2,554	244	2005		09/15/2014
Dermatology Assoc-Riverview Dr	Howard, WI	—	(a)	552	1,960	—	552	1,960	2,512	263	2011		09/15/2014
Dermatology Assoc-State Rd 44	Oshkosh, WI	—	(a)	384	2,514	—	384	2,514	2,898	331	2010		09/15/2014
Dermatology Assoc-Green Bay Rd	Sturgeon Bay, WI	—	(a)	364	657	—	364	657	1,021	98	2007		09/15/2014
Lafayette Surgical Hospital	Lafayette, LA	—	(a)	3,909	33,212	262	3,909	33,474	37,383	3,712	2004		09/19/2014
Landmark Hospital of Savannah	Savannah, GA	—	(a)	1,980	15,418	—	1,980	15,418	17,398	1,558	2014		01/15/2015
21st Century Oncology-Yucca Valley	Yucca Valley, CA	—	(a)	663	4,004	—	663	4,004	4,667	444	2009		03/31/2015
21st Century Oncology-Rancho Mirage	Rancho Mirage, CA	—	(a)	156	5,934	—	156	5,934	6,090	650	2008		03/31/2015
21st Century Oncology-Palm Desert	Palm Desert, CA	—	(a)	364	5,340	—	364	5,340	5,704	547	2005		03/31/2015
21st Century Oncology-Santa Rosa Beach	Santa Rosa Beach, FL	—	(a)	646	3,211	—	646	3,211	3,857	318	2003		03/31/2015
21st Century Oncology-Crestview	Crestview, FL	—	(a)	205	2,503	—	205	2,503	2,708	268	2004		03/31/2015
21st Century Oncology-Fort Walton Beach	Fort Walton Beach, FL	—	(a)	747	3,012	—	747	3,012	3,759	317	2005		03/31/2015
21st Century Oncology-Bradenton	Bradenton, FL	—		835	2,699	(2,524)	249	761	1,010	39	2002		03/31/2015
21st Century Oncology-Fort Myers I	Fort Myers, FL	—	(a)	2,301	1,180	—	2,301	1,180	3,481	207	1999		03/31/2015
21st Century Oncology-Fort Myers II	Fort Myers, FL	—	(a)	4,522	13,106	—	4,522	13,106	17,628	1,387	2010		03/31/2015
21st Century Oncology-Bonita Springs	Bonita Springs, FL	—	(a)	1,146	3,978	—	1,146	3,978	5,124	391	2002		03/31/2015
21st Century Oncology-Lehigh Acres	Lehigh Acres, FL	—	(a)	433	2,508	—	433	2,508	2,941	252	2002		03/31/2015
21st Century Oncology-Jacksonville	Jacksonville, FL	—	(a)	802	5,879	—	802	5,879	6,681	701	2009		03/31/2015
21st Century Oncology-Frankfort	Frankfort, KY	—	(a)	291	817	—	291	817	1,108	94	1993		03/31/2015
21st Century Oncology-Las Vegas	Las Vegas, NV	—	(a)	251	4,927	—	251	4,927	5,178	505	2007		03/31/2015
21st Century Oncology-Henderson	Henderson, NV	—	(a)	617	2,324	—	617	2,324	2,941	254	2000		03/31/2015
21st Century Oncology-Fairlea	Fairlea, WV	—	(a)	125	1,717	—	125	1,717	1,842	178	1999		03/31/2015
21st Century Oncology-El Segundo	El Segundo, CA	—	(a)	1,138	8,743	—	1,138	8,743	9,881	852	2009		04/20/2015
21st Century Oncology-Lakewood Ranch	Bradenton, FL	—	(a)	553	8,516	—	553	8,516	9,069	871	2008		04/20/2015
Post Acute Medical - Victoria I	Victoria, TX	—	(a)	331	10,278	—	331	10,278	10,609	714	2013		05/23/2016
Post Acute Medical - Victoria II	Victoria, TX	—	(a)	450	10,393	—	450	10,393	10,843	711	1998		05/23/2016
Post Acute Medical - New Braunfels	New Braunfels, TX	—	(a)	1,619	9,295	—	1,619	9,295	10,914	638	2007		05/23/2016
Post Acute Medical - Covington	Covington, LA	—	(a)	1,529	13,503	—	1,529	13,503	15,032	911	1984		05/23/2016
Post Acute Medical - Hammond	Hammond, LA	—	(a)	852	9,815	—	852	9,815	10,667	687	2004		05/23/2016
		$36,289		$74,746	$853,568	$51,920	$72,700	$907,534	$980,234	$100,897

(a)
Property collateralized under the unsecured credit facility. As of December 31, 2018, 53 commercial properties were collateralized under the unsecured credit facility and the Company had $190,000,000 aggregate principal amount outstanding thereunder.

(b)	The cost capitalized subsequent to acquisition is shown net of asset write-offs.

(c)	The aggregated cost for federal income tax purposes is approximately $1,128,912,000 (unaudited).

(d)
The Company’s assets are depreciated using the straight-line method over the useful lives of the assets by class. Generally, buildings and improvements are depreciated over 15-40 years and tenant improvements are depreciated over the shorter of lease term or expected useful life.

(e)	The Vibra Denver Hospital was renovated in 1985.

(f)	The Houston Surgery Center was renovated in 2012.

(g)	The Physicians Specialty Hospital was renovated in 2009.

(h)	The Walnut Hill Medical Center was renovated in 2013.

(i)	The Rhode Island Rehabilitation Healthcare Facility was renovated in 1999.

(j)	The Dermatology Assoc-York St was renovated in 2010.

(k)	Formerly known as Cumberland Surgical Hospital and Victory Medical Center Landmark.

(l)	Formerly known as Victory IMF.

(m)	Formerly known as Bay Area Regional Medical Center.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION
(CONTINUED)
December 31, 2018
(in thousands)

	2018	2017	2016
Real Estate
Balance at beginning of year	$1,200,232	$2,163,358	$2,036,330
Additions:
Acquisitions	—	—	58,065
Improvements	4,683	21,678	68,963
Write-offs	(15,214)	(33,211)	—
Dispositions	(209,253)	(951,593)	—
Other adjustments	(214)	—	—
Balance at end of year	$980,234	$1,200,232	$2,163,358
Accumulated Depreciation
Balance at beginning of year	$(101,777)	$(152,486)	$(100,142)
Depreciation	(24,020)	(49,483)	(52,344)
Write-offs	8,461	—	—
Dispositions	16,225	100,192	—
Other adjustments	214	—	—
Balance at end of year	$(100,897)	$(101,777)	$(152,486)

EXHIBIT INDEX
Pursuant to Item 601(a)(2) of Regulation S-K, this Exhibit Index immediately precedes the signature page.
The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.9
Joinder Agreement, dated December 28, 2012, by HC-1940 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on January 4, 2013, and incorporated herein by reference).

10.10
Joinder Agreement, dated June 6, 2013, by HC-239 S. Mountain Boulevard, LP to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 12, 2013, and incorporated herein by reference).

10.11
Joinder Agreement, dated June 24, 2013 by HC-2257 Karisa Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on June 26, 2013, and incorporated herein by reference).

10.12
Joinder Agreement by, dated August 28, 2013, HC-1946 Town Park Boulevard, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 4, 2013, and incorporated herein by reference).

10.13
Joinder Agreement, dated September 19, 2013, by HC-10323 State Highway 151, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 20, 2013, and incorporated herein by reference).

10.14
Joinder Agreement, dated October 2, 2013, by HC-3436 Masonic Drive, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 4, 2013, and incorporated herein by reference).

10.15
Joinder Agreement, dated March 14, 2014, by HC-42570 SOUTH AIRPORT ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 19, 2014, and incorporated herein by reference).

10.16
Joinder Agreement, dated August 28, 2014, by HC-116 EDDIE DOWLING HIGHWAY, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 2, 2014, and incorporated herein by reference).

10.17
Joinder Agreement, dated September 15, 2014, by HCP-DERMATOLOGY ASSOCIATES, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 17, 2014, and incorporated herein by reference).

10.18
Joinder Agreement, dated September 23, 2014, by HCP-SELECT MEDICAL, LLC to KeyBank National Association, as Agent (included as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.19
Joinder Agreement, dated September 19, 2014, by HC-1101 KALISTE SALOOM ROAD, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 24, 2014, and incorporated herein by reference).

10.20
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

10.21
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

10.22
Contribution Agreement, dated August 21, 2015, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the other subsidiary guarantors as identified therein (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.23
Unconditional Guaranty of Payment and Performance, dated August 21, 2015, from Carter Validus Mission Critical REIT, Inc., et al. for the benefit of KeyBank National Association (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.24
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Capital One, National Association (included as Exhibit 10.5 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.25
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Synovus Bank (included as Exhibit 10.6 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.26
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Eastern Bank (included as Exhibit 10.7 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.27
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to SunTrust Bank (included as Exhibit 10.8 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.28
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to Bank of America, N.A. (included as Exhibit 10.9 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.29
Term Loan Note, dated August 21, 2015, from Carter/Validus Operating Partnership, LP to KeyBank National Association (included as Exhibit 10.10 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on August 25, 2015, and incorporated herein by reference).

10.30
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

10.39
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

10.40
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

10.41
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

10.42
Joinder Agreement (Master Credit Facility), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.43
Joinder Agreement (Term Loan), dated August 21, 2017, by HC-760 OFFICE PARKWAY, LLC, HC-4499 ACUSHNET AVENUE, LLC, and HC-14024 QUAIL POINTE DRIVE, LLC to KeyBank National Association, as Agent (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 23, 2017, and incorporated herein by reference).

10.44
Purchase and Sale Agreement, dated October 23, 2017, by and between DC-505 North Railroad Avenue, LLC and Digital Northlake, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

10.45
Purchase and Sale Agreement, dated October 24, 2017, by and between the entities set forth on the signature page Purchase and Sale Agreement (included as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 24, 2017, and incorporated herein by reference).

10.46
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

10.47
Fourth Amendment to Amended and Restated Lease Agreement, dated April 13, 2018, by and between HC-200 BLOSSOM STREET, LLC and BAY AREA REGIONAL MEDICAL CENTER, LLC (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on April 19, 2018, and incorporated herein by reference).

10.48
First Amendment to Third Amended and Restated Credit Agreement, by and among Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT, Inc., and the guarantors and the lenders party thereto, dated August 13, 2018 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 17, 2018, and incorporated herein by reference).

10.49
Consent Letter dated August 23, 2018 from KeyBank, as Administrative Agent, to the Company (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on August 27, 2018, and incorporated herein by reference).

10.50
First Amendment to the Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP, dated September 21, 2018 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on September 21, 2018, and incorporated herein by reference).

10.51
Lease Agreement by and between HC-200 BLOSSOM STREET, LLC and Board of Regents of the University of Texas System, dated October 24, 2018 (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on October 25, 2018, and incorporated herein by reference).

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

99.2
Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on July 30, 2018, and incorporated herein by reference).

99.3
Second Amended and Restated Share Repurchase Program (included as Exhibit 99.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on October 25, 2018, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: March 22, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 22, 2019	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL A. SETON	Chief Executive Officer and	March 22, 2019
Michael A. Seton	President
(Principal Executive Officer)

/s/ TODD M. SAKOW	Chief Financial Officer	March 22, 2019
Todd M. Sakow	(Principal Financial Officer and
Principal Accounting Officer)

/s/ JOHN E. CARTER	Chairman of the Board of Directors	March 22, 2019
John E. Carter

/s/ MARIO GARCIA, JR.	Director	March 22, 2019
Mario Garcia, Jr.

/s/ JONATHAN KUCHIN	Director	March 22, 2019
Jonathan Kuchin

/s/ RANDALL GREENE	Director	March 22, 2019
Randall Greene

/s/ RONALD RAYEVICH	Director	March 22, 2019
Ronald Rayevich