Form 10-Q
period 2019-03-31
Carter Validus Mission Critical REIT, Inc.
filed 2019-05-15
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
As of May 10, 2019, there were approximately 179,242,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) March 31, 2019	December 31, 2018
ASSETS
Real estate:
Land	$72,700	$72,700
Buildings and improvements, less accumulated depreciation of $106,906 and $100,897, respectively	801,260	806,637
Total real estate, net	873,960	879,337
Cash and cash equivalents	28,015	43,133
Acquired intangible assets, less accumulated amortization of $24,056 and $23,822, respectively	55,907	59,681
Right-of-use assets - operating leases	10,001	—
Other assets, net	43,465	40,964
Assets of discontinued operations, net	393	401
Total assets	$1,011,741	$1,023,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $70 and $75, respectively	$17,749	$36,214
Credit facility	218,000	190,000
Accounts payable due to affiliates	1,550	1,329
Accounts payable and other liabilities	12,188	16,703
Intangible lease liabilities, less accumulated amortization of $5,118 and $5,712, respectively	11,132	16,537
Operating lease liabilities	13,765	—
Liabilities of discontinued operations, net	12	13
Total liabilities	274,396	260,796
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 204,348,165 and 203,114,678 shares issued, respectively; 180,644,686 and 183,081,839 shares outstanding, respectively	1,806	1,831
Additional paid-in capital	1,600,015	1,612,969
Accumulated distributions in excess of earnings	(864,615)	(852,505)
Accumulated other comprehensive income	139	425
Total stockholders’ equity	737,345	762,720
Total liabilities and stockholders’ equity	$1,011,741	$1,023,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue:
Rental revenue	$20,916	$1,535
Expenses:
Rental expenses	1,609	3,000
General and administrative expenses	2,891	1,609
Asset management fees	2,404	2,465
Depreciation and amortization	8,793	28,821
Total expenses	15,697	35,895
Income (loss) from operations	5,219	(34,360)
Other expense:
Interest expense, net	(3,071)	(2,214)
Provision for loan losses	—	(1,190)
Total other expense	(3,071)	(3,404)
Income (loss) from continuing operations	2,148	(37,764)
Income from discontinued operations	—	20,533
Net income (loss) attributable to common stockholders	$2,148	$(17,231)
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(286)	$636
Other comprehensive (loss) income	(286)	636
Comprehensive income (loss) attributable to common stockholders	$1,862	$(16,595)
Weighted average number of common shares outstanding:
Basic	180,618,895	185,673,400
Diluted	180,641,395	185,673,400
Net income (loss) per common share attributable to common stockholders:
Basic:
Continuing operations	$0.01	$(0.20)
Discontinued operations	—	0.11
Net income (loss) attributable to common stockholders	$0.01	$(0.09)
Diluted:
Continuing operations	$0.01	$(0.20)
Discontinued operations	—	0.11
Net income (loss) attributable to common stockholders	$0.01	$(0.09)
Distributions declared per common share	$0.08	$3.14
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	—	—	23	—	—	23	—	23
Issuance of common stock under the distribution reinvestment plan	1,971,383	20	16,039	—	—	16,059	—	16,059
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,233)	(4,233)
Distributions to common stockholders	—	—	—	(583,896)	—	(583,896)	—	(583,896)
Repurchase of common stock	(4,447,367)	(45)	(33,816)	—	—	(33,861)	—	(33,861)
Other comprehensive income	—	—	—	—	636	636	—	636
Net loss	—	—	—	(17,231)	—	(17,231)	—	(17,231)
Balance, March 31, 2018	183,705,561	$1,837	$1,617,575	$(812,877)	$1,043	$807,578	$736	$808,314

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2018	183,081,839	$1,831	$1,612,969	$(852,505)	$425	$762,720
Vesting of restricted stock	—	—	20	—	—	20
Issuance of common stock under the distribution reinvestment plan	1,233,487	12	6,553	—	—	6,565
Distributions to common stockholders	—	—	—	(14,258)	—	(14,258)
Repurchase of common stock	(3,670,640)	(37)	(19,527)	—	—	(19,564)
Other comprehensive loss	—	—	—	—	(286)	(286)
Net income	—	—	—	2,148	—	2,148
Balance, March 31, 2019	180,644,686	$1,806	$1,600,015	$(864,615)	$139	$737,345
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$2,148	$(17,231)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,793	28,821
Amortization of deferred financing costs	571	690
Amortization of above-market leases	63	77
Amortization of intangible lease liabilities	(629)	(304)
Amortization of operating leases	28	—
Gain on real estate dispositions from discontinued operations	—	(18,578)
Provision for doubtful accounts	—	11,298
Provision for loan losses	—	1,190
Straight-line rent	(3,795)	15,116
Stock-based compensation	20	23
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(3,050)	(9,078)
Accounts payable due to affiliates	221	(507)
Other assets	(688)	(4,799)
Net cash provided by operating activities	3,682	6,718
Cash flows from investing activities:
Proceeds from real estate disposals of discontinued operations	—	140,176
Capital expenditures	(1,006)	(2,229)
Capital distributions from unconsolidated partnership	—	962
Notes receivable, net	—	(4,500)
Net cash (used in) provided by investing activities	(1,006)	134,409
Cash flows from financing activities:
Payments on notes payable	(18,470)	(13,597)
Proceeds from credit facility	28,000	195,000
Payments of deferred financing costs	(2)	(1,916)
Repurchase of common stock	(19,564)	(33,861)
Distributions to stockholders	(7,758)	(572,326)
Distributions to noncontrolling interests	—	(4,233)
Net cash used in financing activities	(17,794)	(430,933)
Net change in cash, cash equivalents and restricted cash	(15,118)	(289,806)
Cash, cash equivalents and restricted cash - Beginning of period	43,301	351,914
Cash, cash equivalents and restricted cash - End of period	$28,183	$62,108
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $0 and $101, respectively	$2,519	$2,920
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$6,565	$16,059
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019
Note 1—Organization and Business Operations
Carter Validus Mission Critical REIT, Inc., or the Company, a Maryland corporation, was incorporated on December 16, 2009, and has elected to be taxed, and currently qualifies, as a real estate investment trust, or a REIT, under the Internal Revenue Code of 1986, as amended, or the Code, for federal income tax purposes. The Company was organized to acquire and operate a diversified portfolio of income-producing commercial real estate, with a focus on the data center and healthcare property sectors, net leased to creditworthy tenants, as well as to make other real estate-related investments that relate to such property types. During the year ended December 31, 2017, the Company's board of directors made a determination to sell the Company's data center assets. This decision represented a strategic shift that had a major effect on the Company's results and operations and assets and liabilities for the years presented. As a result, the Company classified the assets in its data centers segment as discontinued operations. During the year ended December 31, 2018, the Company completed the disposition of all its data center properties. As a result, the Company no longer has a data centers segment, and, therefore, operates in one reportable healthcare segment.
As of March 31, 2019, the Company owned 30 real estate investments, consisting of 61 properties. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership, and Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the special limited partner of the Operating Partnership.
On April 11, 2019, the Company announced it had entered into a definitive agreement to merge with Carter Validus Mission Critical REIT II, Inc. See Note 15—"Subsequent Events" for additional information.
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
The condensed consolidated balance sheet at December 31, 2018, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by GAAP for complete financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited consolidated financial statements as of and for the year ended December 31, 2018, and related notes thereto set forth in the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2019.
Principles of Consolidation and Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, and all wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements and accompanying notes in conformity with GAAP requires the Company to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. These estimates are made and evaluated on an ongoing basis using information that is currently available as well as various other assumptions believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Restricted Cash
Restricted cash consists of restricted cash held in escrow and restricted bank deposits. Restricted cash held in escrow includes cash held by lenders in escrow accounts for tenant and capital improvements, repairs and maintenance and other lender reserves for certain properties, in accordance with the respective lender’s loan agreement. Restricted cash held in escrow is reported in other assets, net, in the accompanying condensed consolidated balance sheets. Restricted bank deposits consist of tenant receipts for certain properties which are required to be deposited into lender-controlled accounts in accordance with the respective lender's loan agreement. Restricted bank deposits are reported in other assets, net, in the accompanying condensed consolidated balance sheets. See Note 7—"Other Assets, Net."
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Three Months Ended March 31,
Beginning of period:	2019	2018
Cash and cash equivalents	$43,133	$336,500
Restricted cash	168	15,414	(1)
Cash, cash equivalents and restricted cash	$43,301	$351,914

End of period:
Cash and cash equivalents	$28,015	$50,210
Restricted cash	168	11,898	(1)
Cash, cash equivalents and restricted cash	$28,183	$62,108

(1)	Amount attributable to continuing and discontinued operations.
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
When developing estimates of expected future cash flows, the Company makes certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an impairment, the extent of such loss, as well as the carrying value of the real estate and related assets.
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
Impairment of Acquired Intangible Assets and Intangible Lease Liabilities
For the three months ended March 31, 2019, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,469,000 and an impairment of one below-market lease intangible liability in the amount of approximately $407,000, related to a tenant of the Company experiencing financial difficulties, by accelerating the amortization of the intangible asset and intangible liability.
For the three months ended March 31, 2018, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $21,296,000, related to a former tenant of the Company, by accelerating the amortization of the intangible asset.

Revenue Recognition, Tenant Receivables and Allowance for Uncollectible Accounts
Effective January 1, 2018, the Company recognizes non-rental related revenue in accordance with Accounting Standards Codification, or ASC, 606, Revenue from Contracts with Customers, or ASC 606. The Company has identified its revenue streams as rental income from leasing arrangements and tenant reimbursements, which are outside the scope of ASC 606. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Non-rental revenue, subject to ASC 606, is immaterial to the Company's condensed consolidated financial statements.
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental income recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, is recognized when the services are provided and the performance obligations are satisfied.
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. Where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. For the three months ended March 31, 2019 and 2018, the Company recorded $775,000 and $28,926,000, respectively, as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
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
As of March 31, 2019 and December 31, 2018, the aggregate balance of the Company's note receivable was $2,700,000. The principal balance of the Company's note receivable is secured by its collateral.
For the three months ended March 31, 2019 and 2018, the Company recorded $0 and $1,190,000, respectively, in provision for loan losses in the accompanying condensed consolidated financial statements.
Concentration of Credit Risk and Significant Leases
As of March 31, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of March 31, 2019, the Company owned real estate investments in 32 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of revenue from continuing operations. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for an aggregate of 17.6% and 12.1%, respectively, of revenue from continuing operations for the three months ended March 31, 2019.

As of March 31, 2019, the Company had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, Board of Regents of the University of Texas System and 21st Century Oncology, Inc. accounted for 17.2%, 16.9% and 10.7%, respectively, of revenue from continuing operations for the three months ended March 31, 2019.
Share Repurchase Program
The Company’s share repurchase program allows for repurchases of shares of the Company’s common stock when certain criteria are met. The share repurchase program provides that all repurchases are limited to those that can be funded with equivalent reinvestments pursuant to the distribution reinvestment plan, or the DRIP, during the prior calendar year and other operating funds, as the Company's board of directors may authorize for this purpose.
Repurchases of shares of the Company’s common stock are at the sole discretion of the Company’s board of directors, provided, however, that the Company will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of common stock outstanding as of December 31 of the previous calendar year. In addition, the Company will further limit the amount of shares repurchased each quarter, subject to adjustments in accordance with the 5.0% annual share limitation. The Company’s board of directors, in its sole discretion, may suspend (in whole or in part) the share repurchase program at any time, and may amend, reduce, terminate or otherwise change the share repurchase program upon 30 days' prior notice to the Company’s stockholders for any reason it deems appropriate.
During the three months ended March 31, 2019, the Company repurchased approximately 3,671,000 shares of common stock for an aggregate purchase price of approximately $19,564,000 (an average of $5.33 per share). During the three months ended March 31, 2018, the Company repurchased approximately 4,447,000 shares of common stock for an aggregate purchase price of approximately $33,861,000 (an average of $7.61 per share).
In connection with the Merger Agreement (as defined in Note 15—"Subsequent Events"), on April 10, 2019, the Company's board of directors approved the third amended and restated share repurchase program. See Note 15—"Subsequent Events" for additional information.
Distribution Policy and Distributions Payable
In order to maintain its status as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT taxable income, computed without regard to the dividends paid deduction and excluding capital gains. To the extent funds are available, the Company intends to continue to pay regular distributions to stockholders. Distributions are paid to stockholders of record as of the applicable record dates. Distributions are payable to stockholders from legally available funds therefor. The Company declared distributions per share of common stock in the amounts of $0.08 and $3.14 for the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2018, the Company paid the special cash distribution of $3.00 per share of common stock in connection with the disposition of certain real estate properties between December 2017 and January 2018.
Earnings Per Share
The Company calculates basic earnings per share by dividing net income (loss) attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended March 31, 2019, diluted earnings per share reflected the effect of approximately 22,500 of non-vested shares of restricted common stock that were outstanding as of such period. For the three months ended March 31, 2018, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock antidilutive.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive income (loss) during the current period.
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
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income in the condensed consolidated statements of comprehensive income (loss) and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. See additional discussion in Note 12—"Derivative Instruments and Hedging Activities."
The Company reflects all derivative instruments at fair value as either assets or liabilities on the condensed consolidated balance sheets. In accordance with the fair value measurement guidance Accounting Standards Update, or ASU, 2011-04, Fair Value Measurement, the Company made an accounting policy election to measure the credit risk of its derivative financial instruments that are subject to master netting agreements on a net basis by counterparty portfolio.
Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board, or FASB established ASC 842, by issuing ASU 2016-02, Leases, which replaces the guidance previously outlined in ASC Topic 840, Leases. The new standard increases transparency by requiring the recognition by lessees of right-of-use, or ROU, assets and operating lease liabilities on the balance sheet for all leases with a term of greater than 12 months, regardless of lease classification. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted ASC 842, effective January 1, 2019, using the modified retrospective approach. Consequently, financial information will not be updated, and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. Further, the Company is amortizing the ROU assets and operating lease liabilities over the remaining lease term and is presenting the amortization of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the condensed consolidated statement of cash flow for the three months ended March 31, 2019.
The Company elected the package of practical expedients, which permits it to not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the effective date. The Company did not elect the hindsight practical expedient, which permits entities to use hindsight in determining the lease term and assessing impairment.
Lessor
As a lessor, the Company's recognition of rental revenue remained largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations will no longer meet the definition of capitalized initial direct costs under ASU 2016-02 and will be recorded in general and administrative expenses in the condensed consolidated statements of comprehensive income (loss), and will no longer be capitalized.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance, that allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component, and is accounted for under ASC 606, if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and is accounting for the combined lease component under ASC 842. As a result, the Company is no longer presenting rental revenue and tenant reimbursements related to common area maintenance and other expense recoveries separately in the condensed consolidated statements of comprehensive income (loss).
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election will exclude these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and therefore variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $738,000 in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's condensed consolidated statements of comprehensive income (loss). The adoption of this standard had no impact on the Company's net income (loss) attributable to common stockholders.
Lessee
The Company is a lessee on four ground leases, which resulted in the recognition of a ROU asset and operating lease liability on the Company's condensed consolidated balance sheet due to the adoption of ASU 2016-02. See Note 6 —"Leases" for further discussion.
Derivatives and Hedging
In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, or ASU 2017-12. The objectives of ASU 2017-12 are to (i) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and (ii) reduce the complexity of and simplify the application of hedge accounting by preparers. The Company adopted this standard on January 1, 2019. The adoption of ASU 2017-12 did not have an impact on the Company's condensed consolidated financial statements.
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, or ASU 2018-16. ASU 2018-16 permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 was effective upon the adoption of ASU 2017-12. The Company adopted ASU 2018-16 on January 1, 2019, and its provisions did not have an impact on its condensed consolidated financial statements.
Disclosure Update and Simplification
In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. Registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The final rule became effective on November 5, 2018. As a result, the Company applied these changes in the presentation of the Company's condensed consolidated statement of stockholders' equity for the three months ended March 31, 2019 and 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is in the process of evaluating the impact that ASU 2018-13 will have on the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental revenue, provision for doubtful accounts related to rental revenue, tenant reimbursements revenue and provision for doubtful accounts related to tenant reimbursements during the three months ended March 31, 2018, are now included in rental revenue and will no longer be presented separately on the condensed consolidated statements of comprehensive income (loss).

Note 3—Discontinued Operations
All activities related to the previously reported data centers segment have been classified as discontinued operations. The assets and liabilities related to discontinued operations are separately classified on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, and the operations have been classified as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018. As of December 31, 2018, the Company had completed the disposition of all its data center properties.
The Company had no property sales during the three months ended March 31, 2019.
The Company sold two data center properties, or the 2018 Dispositions, during the three months ended March 31, 2018, for an aggregate sale price of $142,500,000 and generated net proceeds of $140,176,000. During the three months ended March 31, 2018, the Company recognized an aggregate gain on sale of $18,578,000, related to the 2018 Dispositions, as income from discontinued operations on the condensed consolidated statements of comprehensive income (loss).
The following table presents the major classes of assets and liabilities of properties classified as discontinued operations presented separately in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Assets:
Other assets, net	$393	$401
Assets of discontinued operations, net	$393	$401
Liabilities:
Accounts payable due to affiliates	$12	$12
Accounts payable and other liabilities	—	1
Liabilities of discontinued operations, net	$12	$13
The operations reflected in discontinued operations on the condensed consolidated statements of comprehensive income (loss) for the three months ended March 31, 2019 and 2018, were as follows (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Rental revenue	$—	$2,269
Expenses:
Rental expenses	—	126
Asset management fees	—	188
Total expenses	—	314
Income from discontinued operations before real estate dispositions	—	1,955
Gain on real estate dispositions	—	18,578
Net income from discontinued operations attributable to common stockholders	$—	$20,533

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	March 31, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $22,914 and $22,679, respectively (with a weighted average remaining life of 13.5 years and 13.6 years, respectively)	$53,831		$56,501
Above-market leases, net of accumulated amortization of $1,142 and $1,079, respectively (with a weighted average remaining life of 8.2 years and 8.5 years, respectively)	2,076		2,139
Ground lease interest, net of accumulated amortization of $0 and $64, respectively (with a weighted average remaining life of 0.0 years and 86.6 years, respectively)	—	(1)	$1,041
	$55,907		$59,681

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements", the Company reclassified the ground lease interest balance from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 13.3 years and 14.6 years as of March 31, 2019 and December 31, 2018, respectively.
Amortization of the acquired intangible assets was $2,733,000 and $22,860,000 for the three months ended March 31, 2019 and 2018, respectively. Of the $2,733,000 recorded for the three months ended March 31, 2019, $1,469,000 related to accelerated amortization due to the impairment of an in-place lease intangible asset related to a tenant experiencing financial difficulties. Of the $22,860,000 recorded for the three months ended March 31, 2018, $21,296,000 related to accelerated amortization due to the impairment of an in-place lease intangible asset related to a former tenant experiencing financial difficulties. Amortization of the in-place leases is included in depreciation and amortization and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).
Note 5—Intangible Lease Liabilities, Net
Intangible lease liabilities, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	March 31, 2019		December 31, 2018
Below-market leases, net of accumulated amortization of $5,118 and $5,163, respectively (with a weighted average remaining life of 16.2 years and 16.2 years, respectively)	$11,132		$11,761
Ground leasehold liabilities, net of accumulated amortization of $0 and $549, respectively (with a weighted average remaining life of 0 years and 40.2 years, respectively)	—	(1)	4,776
	$11,132		$16,537

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," the Company reclassified ground lease liabilities from acquired intangible liabilities, net to right-of-use assets- operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the intangible lease liabilities was 16.2 years and 22.9 years as of March 31, 2019 and December 31, 2018, respectively.
Amortization of the below-market leases was $629,000 and $255,000, for the three months ended March 31, 2019 and 2018, respectively. Of the $629,000 recorded for the three months ended March 31, 2019, $407,000 was related to accelerated amortization due to the impairment of a below-market lease intangible liability related to a tenant experiencing financial difficulties. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive income (loss).

Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of March 31, 2019, excluding optional renewal periods for the nine months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$51,485
2020	73,580
2021	76,010
2022	78,627
2023	80,032
Thereafter	664,341
$1,024,075
Lessee
Rental Expense
The Company has four ground lease obligations that generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 39.8 years and 40.6 years as of March 31, 2019 and December 31, 2018, respectively.
The Company's ground leases do not provide an implicit interest rate. In order to calculate the present value of the remaining ground lease payments, the Company used incremental borrowing rates as of January 1, 2019, adjusted for a number of factors, including the long-term nature of the ground leases, the Company's estimated borrowing costs, and the estimated fair value of the underlying land. The weighted average adjusted incremental borrowing rates ranged between 5.0% and 5.5% as of January 1, 2019.
The future minimum rent obligations, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases for the nine months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$544
2020	727
2021	727
2022	728
2023	731
Thereafter	33,700
Total undiscounted rental payments	37,157
Less imputed interest	(23,392)
Total operating lease liabilities	$13,765
Due to the adoption of ASC 842, the Company reclassified ground lease interest and ground lease liabilities as of January 1, 2019, from acquired intangible assets, net, and acquired intangible liabilities, net, respectively, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

As discussed in Note 2—"Summary of Significant Accounting Policies", the Company adopted ASU 2016-02, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
The following represents approximate future minimum rent obligations under non-cancelable ground leases by year as of December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$698
2020	698
2021	698
2022	698
2023	701
Thereafter	33,550
Total undiscounted rental payments	$37,043
Note 7—Other Assets, Net
Other assets, net, consisted of the following as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $10,059 and $9,493, respectively	$387	$951
Lease commissions, net of accumulated amortization of $330 and $223, respectively	6,329	6,089
Tenant receivables	2,205	2,039
Notes receivable	2,700	2,700
Straight-line rent receivable	29,715	26,947
Restricted cash	168	168
Derivative assets	140	426
Prepaid and other assets	1,821	1,644
	$43,465	$40,964
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of March 31, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$3,443	$2,912
Accrued interest expense	922	890
Accrued property taxes	888	4,502
Distributions payable to stockholders	4,909	4,974
Tenant deposits	624	624
Deferred rental income	1,402	2,801
	$12,188	$16,703

Note 9—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of March 31, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	March 31, 2019	December 31, 2018
Notes payable:
Variable rate notes payable fixed through interest rate swaps	$17,819	$17,923
Variable rate notes payable	—	18,366
Total notes payable, principal amount outstanding	17,819	36,289
Unamortized deferred financing costs related to notes payable	(70)	(75)
Total notes payable, net of deferred financing costs	17,749	36,214
Unsecured credit facility:
Variable rate revolving line of credit fixed through interest rate swaps	38,000	38,000
Variable rate revolving line of credit	180,000	152,000
Total unsecured credit facility	218,000	190,000
Total debt outstanding	$235,749	$226,214
Significant debt activity during the three months ended March 31, 2019, excluding scheduled principal payments, includes:

•	On January 25, 2019, the Company repaid its debt in connection with one of the Company's notes payable with an outstanding principal balance of $18,350,000 at the time of maturity.

•	During the three months ended March 31, 2019, the Company drew $28,000,000 on its unsecured credit facility to pay down one of the Company's notes payable and to fund share repurchases.
On April 11, 2019, in connection with the Merger Agreement, as defined in Note 15—"Subsequent Events", the Operating Partnership, the Company, and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement. See Note 15—"Subsequent Events" for additional information.
The principal payments due on the note payable and unsecured credit facility for the nine months ending December 31, 2019, and for each of the next three years ending December 31, are as follows (amounts in thousands):

Year	Amount
Nine months ending December 31, 2019	$298
2020	218,421	(1)
2021	444
2022	16,656
	$235,819

(1)
Of this amount, $218,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility was May 28, 2019, subject to the Operating Partnership’s right to a 12-month extension, which was exercised on April 9, 2019. See Note 15—"Subsequent Events" for additional information.

Note 10—Related-Party Transactions and Arrangements
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

Operating Expense Reimbursement
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company's behalf are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Disposition Fees
If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, a merger with a change of control of the Company or a sale of the Company, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price or one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Disposition fees are recorded in gain on real estate dispositions for sales of operating properties and in income from discontinued operations for sales of properties classified as discontinued operations in the accompanying condensed consolidated statements of comprehensive income (loss).
Concurrently, with the entry into the Merger Agreement, the Company, the Operating Partnership and the Advisor entered into a termination letter agreement, or the Termination Agreement, effective as of April 11, 2019. Pursuant to the Termination Agreement, the advisory agreement, as amended, will be terminated at the effective time of the merger, and the Advisor will waive any disposition fee it otherwise would be entitled to pursuant to the advisory agreement related to the merger. In addition, the Termination Agreement confirms the disposition fee payable to the Advisor in the event the Merger Agreement is terminated and the Company consummates a different transaction that would entitle the Advisor to the disposition fee. See Note 15—"Subsequent Events" for additional information.
Property Management Fees
In connection with the rental, leasing, operation and management of the Company's properties, the Company pays Carter Validus Real Estate Management Services, LLC, or the Property Manager, and its affiliates, aggregate fees equal to 3.0% of monthly gross revenues from single-tenant properties and 4.0% of monthly gross revenues from multi-tenant properties, or property management fees. The Company reimburses the Property Manager and its affiliates for property-level expenses that any of them pay or incur on the Company’s behalf, including certain salaries, bonuses and benefits of persons employed by the Property Manager and its affiliates, except for the salaries, bonuses and benefits of persons who also serve as one of its executive officers. The Property Manager and its affiliates may subcontract the performance of their duties to third parties and pay all or a portion of the property management fee to the third parties with whom they contract for these services. If the Company contracts directly with third parties for such services, it will pay them customary market fees and may pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the properties managed. In no event will the Company pay the Property Manager or any affiliate both a property management fee and an oversight fee with respect to any particular property. Property management fees are recorded in rental expenses in the accompanying condensed consolidated statements of comprehensive income (loss).
Leasing Commission Fees
The Company pays the Property Manager a separate fee for the initial lease-up, leasing-up of newly constructed properties or re-leasing to existing tenants. Leasing commission fees are capitalized in other assets, net, in the accompanying condensed consolidated balance sheets and amortized over the terms of the related leases.
Construction Management Fees
For acting as general contractor and/or construction manager to supervise or coordinate projects or to provide major repairs or rehabilitation on the Company's properties, the Company may pay the Property Manager up to 5.0% of the cost of the projects, repairs and/or rehabilitation, as applicable, or construction management fees. Construction management fees are capitalized in buildings and improvements in the accompanying condensed consolidated balance sheets.
Subordinated Participation in Net Sale Proceeds
After investors have received a return of their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of March 31, 2019, the Company had not incurred a subordinated participation in net sale proceeds to the Advisor or its affiliates.

The following table details amounts incurred for the three months ended March 31, 2019 and 2018 in connection with the Company's related parties transactions described above (amounts in thousands):

		Incurred
		Three Months Ended March 31,
Fee	Entity	2019	2018
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$2,404	$2,653	(1)
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	477	355	(2)
Disposition fees	Carter/Validus Advisors, LLC and its affiliates	—	713	(3)
Property management fees	Carter Validus Real Estate Management Services, LLC	469	751	(4)
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	347	—
Construction management fees	Carter Validus Real Estate Management Services, LLC	—	67	(5)
Total		$3,697	$4,539

(1)	Of the amount incurred, $2,465,000 is included in continuing operations for the three months ended March 31, 2018.

(2)	Of the amount incurred, $355,000 is included in continuing operations for the three months ended March 31, 2018.

(3)	Of the amount incurred, $0 is included in continuing operations for the three months ended March 31, 2018.

(4)	Of the amount incurred, $688,000 is included in continuing operations for the three months ended March 31, 2018.

(5)	Of the amount incurred, $67,000 is included in continuing operations for the three months ended March 31, 2018.
The following table details amounts payable to affiliates as of March 31, 2019 and December 31, 2018 in connection with the Company's related parties transactions described above (amounts in thousands):

		Payable
Fee	Entity	March 31, 2019	December 31, 2018
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$802	$801
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	142	281
Property management fees (1)	Carter Validus Real Estate Management Services, LLC	193	181
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	407	60
Construction management fees	Carter Validus Real Estate Management Services, LLC	6	6
Total		$1,550	$1,329

(1)	In addition, the Company had $12,000 due to affiliates included in liabilities of discontinued operations on the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018.
Note 11—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $17,583,000 and $17,465,000 as of March 31, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $17,819,000 and $17,923,000 as of March 31, 2019 and December 31, 2018, respectively.
Notes payable – Variable—The outstanding principal of the notes payable – variable was $18,366,000 as of December 31, 2018, which approximated its fair value. The fair value of the Company's variable rate notes payable is estimated based on the interest rates currently offered to the Company by financial institutions.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $180,000,000 and $152,000,000, which approximated its fair value, as of March 31, 2019 and December 31, 2018, respectively. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $37,931,000 and $37,794,000 as of March 31, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $38,000,000 as of March 31, 2019 and December 31, 2018.

Notes receivable—The outstanding principal balance of the notes receivable in the amount of $2,700,000 approximated the fair value as of March 31, 2019 and December 31, 2018. The fair value was measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of March 31, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.
The following tables show the fair value of the Company’s financial assets that are required to be measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$140	$—	$140
Total assets at fair value	$—	$140	$—	$140

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$426	$—	$426
Total assets at fair value	$—	$426	$—	$426
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges is recorded in accumulated other comprehensive income in the accompanying condensed consolidated statements of stockholders' equity and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
On January 1, 2019, the Company adopted ASU 2017-12. The adoption of ASU 2017-12 did not have an impact on the Company's condensed consolidated financial statements. See Note 2—"Summary of Significant Accounting Policies" for additional information regarding ASU 2017-12.
Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $131,000 will be reclassified from accumulated other comprehensive income as a decrease to interest expense.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instruments.

The following table summarizes the notional amount and fair value of the Company’s derivative instruments (amounts in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	Effective Dates	Maturity Dates	March 31, 2019		December 31, 2018
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					Asset		Asset

Interest rate swaps	Other assets, net	08/03/2015 to 10/11/2017	05/28/2019 to 10/11/2022	$55,819	$140	$55,923	$426
The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate unsecured credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive income (loss).
The table below summarizes the amount of income (loss) recognized on the interest rate derivatives designated as cash flow hedges for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives	Location of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)	Amount of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)
Three Months Ended March 31, 2019
Interest rate swaps	$(153)	Interest expense, net	$133
Total	$(153)		$133
Three Months Ended March 31, 2018
Interest rate swaps	$611	Interest expense, net	$(25)
Total	$611		$(25)
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of March 31, 2019, there were no derivatives in a net liability position.
Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of March 31, 2019 and December 31, 2018 (amounts in thousands):

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
March 31, 2019	$140	$—	$140	$—	$—	$140
December 31, 2018	$426	$—	$426	$—	$—	$426
The Company reports derivative assets as other assets, net, on the condensed consolidated balance sheets.

Note 13—Accumulated Other Comprehensive Income
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income, net of noncontrolling interests, by component for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2018	$905	$425
Other comprehensive loss before reclassification	(153)	(153)
Amount of income reclassified from accumulated other comprehensive income to net income	(133)	(133)
Other comprehensive loss	(286)	(286)
Balance as of March 31, 2019	$619	$139

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$887	$407
Other comprehensive income before reclassification	611	611
Amount of loss reclassified from accumulated other comprehensive income to net loss	25	25
Other comprehensive income	636	636
Balance as of March 31, 2018	$1,523	$1,043
The following table presents reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive Income Components	Amounts Reclassified from Accumulated Other Comprehensive Income to Net Income (Loss)		Affected Line Items in the Condensed Consolidated Statements of Comprehensive Income (Loss)
	Three Months Ended March 31,
	2019	2018
Interest rate swap contracts	$(133)	$25	Interest expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and may become, subject to litigation or claims. As of March 31, 2019, there were, and currently there are, no material pending legal proceedings to which the Company is a party. While the resolution of a lawsuit or proceeding may have an impact to the Company's financial results for the period in which it is resolved, the Company believes that the final disposition of the lawsuits or proceedings in which it is currently involved, either individually or in the aggregate, will not have a material adverse effect on its financial position, results of operations or liquidity.
Merger Agreement
On April 11, 2019, the Company announced it had entered into the Merger Agreement with Carter Validus Mission Critical REIT II, Inc., or REIT II. In the event the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, as defined in the Merger Agreement, the Company must pay to REIT II a termination fee of (i) $14,400,000 or (ii) $28,800,000, subject to certain limitations, discussed within Note 15—"Subsequent Events."

Note 15—Subsequent Events
Distributions Paid to Stockholders
On April 1, 2019, the Company paid aggregate distributions of $4,909,000 ($2,675,000 in cash and $2,234,000 in shares of the Company’s common stock issued pursuant to the DRIP, which related to distributions declared for each day in the period from March 1, 2019 through March 31, 2019.
On May 1, 2019, the Company paid aggregate distributions of $4,732,000, all of which were paid in cash. See the "Suspension of Distribution Reinvestment Plan" section below.
Distributions Authorized
On April 24, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on May 1, 2019 and ending on May 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share NAV of $5.33. The distributions declared for the record date in May 2019 will be paid in June 2019. The distributions will be payable to stockholders from legally available funds therefor.
Prorated Share Repurchases for 2019 Second Quarter Repurchase Date
The Company determined that it reached the share limitation for the 2019 second quarter Repurchase Date, and that it was unable to fully process all repurchase requests for such Repurchase Date. Therefore, for properly submitted repurchase requests that the Company received by March 25, 2019, shares were repurchased in accordance with the Amended & Restated Share Repurchased Program as follows: (i) first, pro rata as to repurchases upon the death of a stockholder or Qualifying Disability of a stockholder; (ii) next, pro rata as to repurchases to stockholders who demonstrated, in the discretion of the Company's board of directors, an involuntary exigent circumstance, such as bankruptcy; (iii) next, pro rata as to repurchases to stockholders subject to a mandatory distribution requirement under such stockholder’s IRA; and (iv) finally, pro rata as to all other repurchase requests. Repurchase requests of shares received by the Company during the prorated period within categories (i) and (ii) above were repurchased in full. There were no repurchase requests of shares received by the Company within category (iii) above. Repurchase requests of shares received by the Company within category (iv) above were repurchased based on a proration of approximately 26.4% of the shares made in the requests.
Agreement and Plan of Merger
On April 11, 2019, the Company along with REIT II, the Operating Partnership, Carter Validus Operating Partnership II, LP, the operating partnership of REIT II, or the REIT II Operating Partnership, and Lightning Merger Sub, LLC, a wholly owned subsidiary of REIT II, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, the Company will merge with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity will continue as a wholly owned subsidiary of REIT II. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease.
At the effective time of the REIT Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of the Company’s common stock (or a fraction thereof), $0.01 par value per share, or the REIT I Common Stock, will be converted into the right to receive:

(i)	$1.00 in cash; and

(ii)	0.4681 shares of REIT II Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
In addition, each share of REIT I Common Stock, if any, then held by any wholly owned subsidiary of the Company or by REIT II or any of its wholly owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger, or the Combined Company, will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended.
If the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then the Company must pay to REIT II a termination fee of (i) $14,400,000 if it occurred within five business days of the end of the specified period for negotiations with REIT II following notice (received within five business days of the Go Shop Period End Time, as defined in the Merger Agreement) that the Company intends to enter into a Superior Proposal or (ii) $28,800,000 if it occurred thereafter.

Second Amendment to Operating Partnership Agreement
Concurrently with the entry into the Merger Agreement, the Company entered into an amendment, or the Second Amendment, to the Amended and Restated Limited Partnership Agreement of Carter/Validus Operating Partnership, LP, or the Partnership Agreement, as amended, by and between the Company, which holds both general partner and limited partner interests in the Operating Partnership, and the Advisor which holds a special limited partner interest in the REIT I Operating Partnership. The Second Amendment will become effective at the effective time of the REIT Merger. The purpose of the Second Amendment is to revise the economic interests of the Advisor by providing that the Advisor will not receive any distributions of Net Capital Proceeds (as defined in the Partnership Agreement) pursuant to the Partnership Agreement.
Amended and Restated REIT II Advisory Agreement
Concurrently with the entry into the Merger Agreement, REIT II, REIT I Operating Partnership, REIT II Operating Partnership and Carter Validus Advisors II, LLC, or REIT II Advisor, entered into the Third Amended and Restated REIT II Advisory Agreement, or the Amended REIT II Advisory Agreement, which shall become effective at the effective time of the REIT Merger. The Amended REIT II Advisory Agreement will amend REIT II’s existing advisory agreement, dated as of June 10, 2014, to add REIT I Operating Partnership as a party and to increase the Combined Company’s stockholder return threshold to an 8.0% cumulative return prior to REIT II Advisor receiving any distributions of Net Sales Proceeds (as defined in the Amended REIT II Advisory Agreement).
Suspension of Distribution Reinvestment Plan
In connection with the REIT Merger, on April 10, 2019, the Company's board of directors approved the suspension of the Company’s DRIP, and, therefore, suspended the DRIP with respect to distributions that accrued starting in April 2019.
Third Amended and Restated Share Repurchase Program
In connection with entering into Merger Agreement, on April 10, 2019, the Company's board of directors approved the Third Amended and Restated Share Repurchase Program, or the Third Amended & Restated SRP, which became effective on May 11, 2019, and will apply beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Third Amended & Restated SRP, the Company will only repurchase shares of common stock in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by the Company's board of directors, in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Third Amended & Restated SRP. Further, under the Third Amended & Restated SRP, if the Company does not repurchase all of the shares for which repurchase requests were submitted in any quarter, outstanding repurchase requests will not automatically roll over to the subsequent quarter.
Consent and Second Amendment to the Third Amended and Restated Credit Agreement with KeyBank
On April 11, 2019, REIT I Operating Partnership, the Company, and certain of REIT I Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement, or the KeyBank Credit Facility, with KeyBank National Association, a national banking association, or KeyBank , certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to REIT I Operating Partnership’s and the Company’s execution and delivery, but not the consummation of, the Merger Agreement. In addition, the Consent and Second Amendment to the KeyBank Credit Facility modifies limitations on the distributions for each calendar quarter in 2019 and the first calendar quarter of 2020 to be limited to a daily distribution rate of $0.000876713 per share of the Company. In addition, on April 9, 2019, REIT I Operating Partnership exercised its right to a 12-month extension of the KeyBank Credit Facility’s May 28, 2019 maturity date. Therefore, the maturity date of the KeyBank Credit Facility is now May 28, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion should also be read in conjunction with our audited consolidated financial statements, and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the U.S. Securities and Exchange Commission, or the SEC, on March 22, 2019, or the 2018 Annual Report on Form 10-K.
The terms “we,” “our,” "us," and the “Company” refer to Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, or our Operating Partnership, and all wholly-owned subsidiaries.
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q, other than historical facts, include forward-looking statements that reflect our expectations and projections about our future results, performance, prospects and opportunities. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “would,” “could,” “should,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date this Quarterly Report on Form 10-Q is filed with the SEC. We make no representation or warranty (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report on Form 10-Q, and we do not undertake to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. See Item 1A. “Risk Factors” of our 2018 Annual Report on Form 10-K for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Overview
We were formed on December 16, 2009, under the laws of Maryland to acquire and operate a diversified portfolio of income-producing commercial real estate with a focus on data centers and healthcare properties, preferably with long-term net leases to creditworthy tenants, as well as to make real estate-related investments that relate to such property types.
We ceased offering shares of our common stock in our initial public offering of up to $1,746,875,000 of shares of our common stock, or our Offering, on June 6, 2014. At the completion of our Offering, we had raised gross proceeds of approximately $1,716,046,000 (including shares of common stock issued pursuant to our distribution reinvestment plan, or DRIP).
On May 22, 2017, we registered 11,387,512 shares of common stock for a price per share of $9.519, for a proposed maximum offering price of $108,397,727 in shares of common stock under our distribution reinvestment plan, or DRIP, pursuant to a new Registration Statement on Form S-3, or the DRIP Offering, and collectively with our Offering, our Offerings.
As of March 31, 2019, we had issued approximately 204,273,000 shares of common stock in our Offerings for gross proceeds of $1,995,145,000, before share repurchases of $188,764,000 and offering costs, selling commissions and dealer manager fees of $174,852,000.
On September 27, 2018, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33. Accordingly, commencing with distributions that accrued for the month of October 2018, shares of common stock are offered pursuant to the DRIP Offering at $5.33 per share. The Estimated Per Share NAV was calculated for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with Carter/Validus Advisors, LLC, or our Advisor, and an independent third-party valuation firm.
Substantially all of our operations are conducted through our Operating Partnership. We are externally advised by our Advisor, which is our affiliate, pursuant to an advisory agreement by and among us, our Operating Partnership and our Advisor. Our Advisor supervises and manages our day-to-day operations and selects the properties and real estate-related investments we acquire and sell, subject to the oversight and approval of our board of directors. Our Advisor also provides marketing, sales and client services related to real estate on our behalf. Our Advisor engages affiliated entities to provide various services to us. Our Advisor is managed by, and is a subsidiary of, our sponsor, Carter/Validus REIT Investment Management Company, LLC, or our Sponsor. We have no paid employees and we rely on our Advisor to provide substantially all of our services.
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
As of December 31, 2018, we had completed the disposition of our data center properties for an aggregate sale price of $1,307.5 million and generated net proceeds of $1,282.1 million. Additionally, as of December 31, 2018, we had sold three healthcare properties for an aggregate sale price of $91.2 million and generated net proceeds of $90.5 million.
As of March 31, 2019, we owned 61 healthcare properties, comprised of 64 buildings and approximately 2,578,000 square feet of gross rentable area.
Pending Merger with Carter Validus Mission Critical REIT II, Inc.
On April 11, 2019, we, along with Carter Validus Mission Critical REIT II, Inc., or REIT II, the Operating Partnership, Carter Validus Operating Partnership II, LP, the operating partnership of REIT II, or the REIT II Operating Partnership, and Lightning Merger Sub, LLC, a wholly owned subsidiary of REIT II, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity will continue as a wholly owned subsidiary of REIT II. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease.
At the effective time of the REIT Merger and subject to the terms and conditions of the Merger Agreement, each issued and outstanding share of our common stock (or a fraction thereof), $0.01 par value per share, or the REIT I Common Stock, will be converted into the right to receive:

(i)	$1.00 in cash; and

(ii)	0.4681 shares of REIT II Class A Common Stock, par value $0.01 per share, or the REIT II Class A Common Stock.
In addition, each share of REIT I Common Stock, if any, then held by any wholly owned subsidiary of the Company or by REIT II or any of its wholly owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
Pursuant to the terms of the Merger Agreement, during the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York City time on May 26, 2019, the Company and its subsidiaries and representatives may initiate, solicit, provide information and enter into discussions concerning proposals relating to alternative business combination transactions.
The combined company after the REIT Merger, or the Combined Company, will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code.
Critical Accounting Policies
Our critical accounting policies were disclosed in our 2018 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies as disclosed therein.

Interim Unaudited Financial Data
Our accompanying condensed consolidated financial statements have been prepared by us in accordance with GAAP in conjunction with the rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, our accompanying condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. Our accompanying condensed consolidated financial statements reflect all adjustments, which are, in our view, of a normal recurring nature and necessary for a fair presentation of our financial position, results of operations and cash flows for the interim period. Interim results of operations are not necessarily indicative of the results to be expected for the full year; such full year results may be less favorable. Our accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K.
Qualification as a REIT
We elected, and qualify, to be taxed as a REIT for federal income tax purposes and we intend to continue to be taxed as a REIT. To maintain our qualification as a REIT, we must continue to meet certain organizational and operational requirements, including a requirement to currently distribute at least 90.0% of our REIT taxable income to our stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders.
If we fail to maintain our qualification as a REIT in any taxable year, we would then be subject to federal income taxes on our taxable income at regular corporate rates and would not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could have a material adverse effect on our net income (loss) and net cash available for distribution to our stockholders.
Recently Issued Accounting Pronouncements
For a discussion of recently issued accounting pronouncements, see Note 2—“Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements and —Recently Issued Accounting Pronouncements Not Yet Adopted” to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Factors That May Influence Results of Operations
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operation of our properties, other than those set forth in our 2018 Annual Report on Form 10-K and in Part II, Item 1A. "Risk Factors" of this Quarterly Report on Form 10-Q.
Results of Operations
Our results of operations are influenced by the operating performance of our operating healthcare real estate properties.
The following table shows the property statistics of our real estate properties as of March 31, 2019 and 2018:

	March 31,
	2019	2018
Number of operating real estate properties	61	63
Leased square feet	2,351,000	2,357,000
Weighted average percentage of rentable square feet leased	91%	91%
We had no acquisitions or dispositions of operating real estate properties for the three months ended March 31, 2019 and 2018.
This section describes and compares our results of operations for the three months ended March 31, 2019 and 2018. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.

By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income (loss).
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Same store rental revenue	$20,109	$2,721	$17,388
Non-same store rental revenue	—	50	(50)
Same store tenant reimbursements	801	(1,240)	2,041
Non-same store tenant reimbursements	2	—	2
Other operating income	4	4	—
Total revenue	$20,916	$1,535	$19,381

•
Same store rental revenue and tenant reimbursements, which is a non-GAAP metric, increased primarily due to the write-off of straight-line rent in the amount of $17.6 million, coupled with tenant reimbursements write-offs of $2.7 million, during the three months ended March 31, 2018, related to a former tenant who was experiencing financial difficulties and whose lease was terminated on August 13, 2018.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Same store rental expenses	$1,608	$2,983	$(1,375)
Non-same store rental expenses	1	17	(16)
General and administrative expenses	2,891	1,609	1,282
Asset management fees	2,404	2,465	(61)
Depreciation and amortization	8,793	28,821	(20,028)
Total expenses	$15,697	$35,895	$(20,198)

•
Same store rental expenses decreased primarily due to a decrease in real estate taxes, primarily due to the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, as discussed in Note 2—"Summary of Significant Accounting Policies", coupled with a corresponding decrease in property management fees during the three months ended March 31, 2019.

•	General and administrative expenses increased primarily due to legal and professional fees incurred in connection with the REIT Merger.

•
Depreciation and amortization decreased primarily due to accelerated amortization recorded in the amount of $21.3 million during the three months ended March 31, 2018, related to one in-place lease intangible asset, related to a former tenant who was experiencing financial difficulties and whose lease was terminated on August 13, 2018, as compared to accelerated amortization recorded in the amount of $1.5 million during the three months ended March 31, 2019, related to one in-place lease intangible asset due to a tenant experiencing financial difficulties.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Interest expense, net:
Interest on notes payable	$(305)	$(1,940)	$1,635
Interest on unsecured credit facility	(2,247)	(540)	(1,707)
Amortization of deferred financing costs	(571)	(690)	119
Capitalized interest	—	101	(101)
Cash deposits interest	52	119	(67)
Notes receivable interest and other income	—	736	(736)
Total interest expense, net	(3,071)	(2,214)	(857)
Provision for loan losses	—	(1,190)	1,190
Total other expense	(3,071)	(3,404)	333
Income from discontinued operations	$—	$20,533	$(20,533)

•
Interest on notes payable decreased due to the repayment of four notes payable since January 1, 2018, in the amount of $121.1 million. The outstanding principal balance on notes payable was $17.8 million as of March 31, 2019, as compared to $127.9 million as of March 31, 2018.

•
Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility. The weighted average outstanding principal balance of our unsecured credit facility was $211.2 million as of March 31, 2019, as compared to $34.7 million as of March 31, 2018.

•
Notes receivable interest and other income decreased due to the Company not recognizing interest income on the principal note receivable outstanding balance of $2.7 million during the three months ended March 31, 2019, as compared to interest income recognized on the principal note receivable outstanding balance of $24.5 million during the three months ended March 31, 2018.

•
Provision for loan losses decreased in the amount of $1.2 million. During the three months ended March 31, 2018, we recorded $0.3 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable. Bad debt expense related to the personal property tax receivable was recorded in connection with a former tenant who was experiencing financial difficulties and whose lease was terminated on August 13, 2018.

•	Income from discontinued operations decreased due to the disposition of our data center properties during the year ended December 31 2018.
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
Liquidity and Capital Resources
Our principal demands for funds are for capital expenditures, operating expenses, distributions to and repurchases from stockholders and principal and interest on any current and future indebtedness. Generally, cash needs for these items are generated from operations of our current investments. The sources of our operating cash flows will be primarily provided by the rental income received from current and future tenants of our leased properties.
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
Long-term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payments of tenant improvements, operating expenses, distributions to and repurchases from stockholders, and interest and principal payments on current and future indebtedness. We expect to meet our long-term liquidity requirements through proceeds from cash flow from operations, borrowings on our unsecured credit facility, proceeds from secured or unsecured borrowings from banks or other lenders.
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offering (subject to our board's approval), borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $5.7 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of March 31, 2019, we had $0.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of March 31, 2019, we had approximately $28.0 million in cash and cash equivalents. For the three months ended March 31, 2019, we incurred capital expenditures of $1.0 million that primarily related to two healthcare real estate investments.
Unsecured Credit Facility
As of March 31, 2019, the maximum commitment available under the unsecured credit facility was $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2019, subject to the Operating Partnership’s right to a 12-month extension. On April 9, 2019, our Operating Partnership exercised its right to the 12-month extension of the unsecured credit facility’s May 28, 2019 maturity date. Therefore, as of April 9, 2019, the maturity date of the unsecured credit facility is May 28, 2020.
On April 11, 2019, our Operating Partnership, the Company, and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement with KeyBank National Association, a national banking association, or KeyBank, certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to the Operating Partnership’s and the Company’s execution and delivery, but not the consummation of, the Merger Agreement. In addition, the Consent and Second Amendment to the unsecured credit facility modifies limitations on the distributions for each calendar quarter in 2019 and the first calendar quarter of 2020 to be limited to a daily distribution rate of $0.000876713 per share of the Company.
Generally, proceeds of the unsecured credit facility are used for tenant improvements, leasing commissions and capital expenditures with respect to real estate, for repayment of indebtedness and for general corporate and working capital purposes.
We were in compliance with all financial covenant requirements under the unsecured credit facility at March 31, 2019.
As of March 31, 2019, we had a total unencumbered pool availability under the unsecured credit facility of $295,898,000 and an aggregate outstanding principal balance of $218,000,000; therefore, $77,898,000 was available to be drawn under the unsecured credit facility.

Cash Flows
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

	Three Months Ended March 31,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$3,682	$6,718	$(3,036)
Net cash (used in) provided by investing activities	$(1,006)	$134,409	$(135,415)
Net cash used in financing activities	$(17,794)	$(430,933)	$413,139
Operating Activities

•
Net cash provided by operating activities decreased primarily due to the sale of seven properties during the year ended December 31, 2018, coupled with no rent collected from a new tenant, who is in a free-rent period through June 30, 2019, at one of our properties that was re-leased on October 22, 2018, as compared to rent collected in the amount of $4.4 million from a former tenant during the three months ended March 31, 2018.

Investing Activities

•
Net cash provided by investing activities decreased primarily due to a decrease in proceeds from real estate disposals of $140.2 million and a decrease in capital distributions from unconsolidated partnership of $0.9 million, offset by a decrease in capital expenditures of $1.2 million and a decrease in notes receivable advances of $4.5 million, which was repaid on July 25, 2018.

Financing Activities

•
Net cash used in financing activities decreased primarily due to a decrease in distributions to stockholders of $564.6 million related to a special distribution of $556.2 million paid to stockholders during the three months ended March 31, 2018, a decrease in distributions to noncontrolling interests of $4.2 million, a decrease in repurchases of common stock of $14.3 million and a decrease in payments of deferred financing costs of $1.9 million, offset by a decrease in proceeds from our unsecured credit facility of $167.0 million and an increase in payments on notes payable of $4.9 million.

Distributions
The amount of distributions payable to our stockholders is determined by our board of directors and is dependent on a number of factors, including our funds available for distribution, financial condition, lenders' restrictions and limitations, capital expenditure requirements and the annual distribution requirements needed to maintain our status as a REIT under the Code. To the extent that funds are available, we intend to continue to pay monthly distributions to stockholders. Our board of directors must authorize each distribution and may, in the future, authorize lower amounts of distributions or not authorize additional distributions; and, therefore, distribution payments are not guaranteed. Our Advisor may also defer, suspend and/or waive fees and expense reimbursements if we have not generated sufficient cash flow from our operations and other sources to fund distributions.

We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019		2018
Distributions paid in cash - common stockholders	$7,758		$572,326	(1)
Distributions reinvested (shares issued)	6,565		16,059
Total distributions	$14,323		$588,385
Source of distributions:
Cash flows provided by operations (3)	$3,682	26%	$6,718		1%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	6,565	46%	16,059		3%
Cash and cash equivalents - Beginning of period (3)	4,076	28%	$336,500	(2)	57%
Proceeds from real estate disposals (3)	—	—%	$140,176		24%
Proceeds from credit facility (3)	—	—%	$88,932		15%
Total sources	$14,323	100%	$588,385		100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.
Total distributions declared but not paid as of March 31, 2019 were $4.9 million for common stockholders. These distributions were paid on April 1, 2019.
For the three months ended March 31, 2019, we declared and paid ordinary distributions of approximately $14.3 million to common stockholders, which includes shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the three months ended March 31, 2019 of $10.9 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to March 31, 2019, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of March 31, 2019, we had approximately $235,819,000 of principal debt outstanding, of which $17,819,000 related to a note payable and $218,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of March 31, 2019, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year	1-3 Years		3-5 Years	More than 5 Years	Total
Principal payments — variable rate debt fixed through interest rate swap agreements (1)	405	38,876	(3)	16,538	—	55,819
Interest payments — variable rate debt fixed through interest rate swap agreements (1)	2,020	1,839		479	—	4,338
Principal payments — variable rate debt	—	180,000	(3)	—	—	180,000
Interest payments — variable rate debt (2)	7,631	1,271		—	—	8,902
Capital expenditures	5,677	—		4,500	—	10,177
Ground lease payments	725	2,182		2,308	31,942	37,157
Total	$16,458	$224,168		$23,825	$31,942	$296,393

(1)	We used the fixed rates under our interest rate swap agreements as of March 31, 2019, to calculate the debt payment obligations in future periods.

(2)
We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreement as of March 31, 2019, to calculate the debt payment obligations in future periods.

(3)
Of these amounts, $218.0 million relates to the revolving line of credit under our unsecured credit facility. The maturity date on the revolving line of credit under our unsecured credit facility is May 28, 2019, subject to our right to a 12-month extension, which was exercised on April 9, 2019. See Note 15—"Subsequent Events" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for additional information.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet arrangements.
Related-Party Transactions and Arrangements
We have entered into agreements with our Advisor and its affiliates, whereby we agree to pay certain fees to, or reimburse certain expenses of our Advisor or its affiliates for disposition fees, asset and property management fees and reimbursement of operating costs. Refer to Note 10—"Related-Party Transactions and Arrangements" to our condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for a detailed discussion of the various related-party transactions and agreements.
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
In developing estimates of expected future cash flows, we make certain assumptions regarding future market rental income amounts subsequent to the expiration of current lease arrangements, property operating expenses, terminal capitalization and discount rates, the expected number of months it takes to re-lease the property, required tenant improvements and the number of years the property will be held for investment. The use of alternative assumptions in the future cash flow analysis could result in a different determination of the property’s future cash flows and a different conclusion regarding the existence of an asset impairment, the extent of such loss, if any, as well as the carrying value of the real estate asset.
Publicly registered, non-listed REITs, such as us, typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operations. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that publicly registered, non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases. Thus, we will not continuously purchase real estate assets and intend to have a limited life. Due to these factors and other unique features of publicly registered, non-listed REITs, the Institute for Portfolio Alternatives, or the IPA, an industry trade group, has standardized a measure known as modified funds from operations, or MFFO, which we believe to be another appropriate supplemental measure to reflect the operating performance of a publicly registered, non-listed REIT. MFFO is a metric used by management to evaluate sustainable performance and dividend policy. MFFO is not equivalent to our net income as determined under GAAP.
We define MFFO, a non-GAAP measure, consistent with the IPA’s definition in its Practice Guideline: FFO further adjusted for the following items included in the determination of GAAP net income; acquisition fees and expenses; amounts related to straight-line rental income and amortization of above and below intangible lease assets and liabilities; accretion of discounts and amortization of premiums on debt investments; mark-to-market adjustments included in net income;

nonrecurring gains or losses included in net income from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, adjustments related to contingent purchase price obligations where such adjustments have been included in the derivation of GAAP net income, and after adjustments for a consolidated and unconsolidated partnership and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Our MFFO calculation complies with the IPA’s Practice Guideline, described above. In calculating MFFO, we exclude amortization of above and below-market leases, along with the net of right-of-use assets - operating leases amortization and operating lease liabilities accretion, resulting from above- and below- market ground leases, and amounts related to straight-line rents (which are adjusted in order to reflect such payments from a GAAP accrual basis to closer to an expected to be received cash basis of disclosing the rent and lease payments). The other adjustments included in the IPA’s Practice Guidelines are not applicable to us.
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

The following is a reconciliation of net income (loss) attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three months ended March 31, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income (loss) attributable to common stockholders	$2,148	$(17,231)
Adjustments:
Depreciation and amortization (1)	8,793	28,821
Gain on real estate dispositions from discontinued operations	—	(18,578)
FFO attributable to common stockholders	$10,941	$(6,988)
Adjustments:
Amortization of intangible assets and liabilities (2)	(566)	(227)
Amortization of operating leases	28	—
Straight-line rent (3)	(3,795)	15,116
MFFO attributable to common stockholders	$6,608	$7,901
Weighted average common shares outstanding - basic	180,618,895	185,673,400
Weighted average common shares outstanding - diluted	180,641,395	185,673,400
Weighted average common shares outstanding - diluted for FFO	180,641,395	185,673,400
Net income (loss) per common share - basic	$0.01	$(0.09)
Net income (loss) per common share - diluted	$0.01	$(0.09)
FFO per common share - basic	$0.06	$(0.04)
FFO per common share - diluted	$0.06	$(0.04)

(1)
During the three months ended March 31, 2019, we wrote off one in-place lease intangible asset in the amount of approximately $1,469,000 by accelerating the amortization of the intangible asset related to a tenant that is experiencing financial difficulties.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment, However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the three months ended March 31, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $407,000 by accelerating the amortization of the intangible liability related to one of our tenants experiencing financial difficulties.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the three months ended March 31, 2019, we wrote off approximately $775,000 of straight-line rent related to a tenant that is experiencing financial difficulties. During the three months ended March 31, 2018, we wrote off approximately $17,628,000 of straight-line rent related to a former tenant that was experiencing financial difficulties. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market sensitive instruments. In pursuing our business plan, the primary market risk to which we are exposed is interest rate risk.
We have obtained variable rate debt financing to meet our liquidity requirements, and we are exposed to changes in the one-month LIBOR. Our objectives in managing interest rate risk seek to limit the impact of interest rate changes on operations and cash flows, and to lower overall borrowing costs. To achieve these objectives, we will borrow primarily at interest rates with the lowest margins available and, in some cases, with the ability to convert variable interest rates to fixed rates.

We have entered into derivative financial instruments, such as interest rate swaps, in order to mitigate our interest rate risk on a given variable rate financial instrument. We are exposed to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. When the fair value of a derivative contract is negative, we owe the counterparty and, therefore, it does not possess credit risk. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. We manage the market risk associated with interest rate contracts by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken. We have not entered into derivative or interest rate transactions for speculative purposes.
In addition to changes in interest rates, the value of our future investments will be subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt, if necessary.
The following table summarizes our principal debt outstanding as of March 31, 2019 (amounts in thousands):

March 31, 2019
Notes payable:
Variable rate notes payable fixed through interest rate swaps	$17,819
Total notes payable	17,819
Unsecured credit facility:
Variable rate revolving line of credit fixed through interest rate swaps	38,000
Variable rate revolving line of credit	180,000
Total unsecured credit facility	218,000
Total principal debt outstanding (1)	$235,819

(1)	As of March 31, 2019, the weighted average interest rate on our total debt outstanding was 4.1%.
As of March 31, 2019, $180.0 million of the $235.8 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.2% per annum. As of March 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $0.9 million per year.
As of March 31, 2019, we had two interest rate swap agreements outstanding, which mature on May 28, 2019 and October 11, 2022, with an aggregate notional amount under the swap agreements of $55.8 million and an aggregate settlement asset value of $0.2 million. The settlement value of these interest rate swap agreements is dependent upon existing market interest rates and swap spreads. As of March 31, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase to the settlement asset value of these interest rate swaps to $0.5 million. These interest rate swaps were designated as hedging instruments.
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
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of March 31, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of March 31, 2019, were effective at a reasonable assurance level.

(b) Changes in internal control over financial reporting. During the three months ended March 31, 2019, we modified existing controls and processes to support the adoption of Accounting Standards Codification, or ASC, 842, Leases.There have been no other changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
We are not aware of any material pending legal proceedings to which we are a party or to which our properties are the subject. See Note 14—"Commitments and Contingencies" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 22, 2019, except as noted below.
Distributions paid from sources other than our cash flows from operations may adversely affect our ability to fund future distributions with cash flows from operations and may adversely affect a stockholder's overall return.
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, may continue to pay and have no limits on the amounts we may pay, distributions from sources other than from our cash flows from operations. For the three months ended March 31, 2019, our cash flows provided by operations of approximately $3.7 million was a shortfall of approximately $10.6 million, or 74.1%, of our ordinary distributions paid (total ordinary distributions were approximately $14.3 million, of which $7.8 million was cash and $6.5 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP and cash at the beginning of the period.
For the year ended December 31, 2018, our cash flows provided by operations of approximately $23.6 million was a shortfall of $63.1 million, or 72.8%, of our ordinary distributions paid (total ordinary distributions were approximately $86.7 million, of which $44.9 million was cash and $41.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, our unsecured credit facility and proceeds from real estate dispositions. In addition, for the year ended December 31, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate dispositions and proceeds from our unsecured credit facility.
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
As of March 31, 2019, we owned 30 real estate investments, located in 32 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of our revenue from continuing operations for the three months ended March 31, 2019. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for 17.6% and 12.1%, respectively, of our revenue from continuing operations for the three months ended March 31, 2019. Accordingly, there is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the three months ended March 31, 2019, 100.0% of our revenue from continuing operations was from healthcare properties.
As of March 31, 2019, we had three exposures to tenant concentration that accounted for 10.0% or more of revenue from continuing operations. The leases with Post Acute Medical, LLC, Board of Regents of the University of Texas System and 21st

Century Oncology, Inc. accounted for 17.2%, 16.9% and 10.7%, respectively, of revenue from continuing operations for the three months ended March 31, 2019.
Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the three months ended March 31, 2019, approximately 22.9% of our total revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 16.7% of our our total revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 60.4% of our total revenue was derived from tenants that were not rated. Approximately 4.5% of our total revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
A tenant is considered creditworthy if it has a financial profile that our Advisor believes meets our criteria. In evaluating the creditworthiness of a tenant or prospective tenant, our Advisor will not use specific quantifiable standards, but will consider many factors, including, but not limited to, the financial condition of the tenant and/or guarantor, the operating history of the property with the tenant, the tenant’s market share and track record within its industry segment, the general health and outlook of the tenant’s industry segment, and the lease length and the terms at the time of the property acquisition.
We monitor the credit of our tenants to stay abreast of any material changes in credit quality. We monitor tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports and other available information regarding our tenants and their underlying businesses, (4) monitoring the timeliness of rent collections, and (5) conducting periodic inspections of our properties to ascertain proper maintenance, repair and upkeep. As of the date of this Quarterly Report, we have not identified any material change in any of our tenants' credit quality.
There may be unexpected delays in the completion of the REIT Merger, or the REIT Merger may not be completed at all.
The REIT Merger is currently expected to close in the second half of 2019, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or REIT II may terminate the Merger Agreement if the REIT Merger has not occurred by January 31, 2020. Certain events may delay the completion of the REIT Merger or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, completion of the REIT Merger requires the affirmative vote of holders of not less than a majority of all outstanding shares of our common stock as of the record date for the special meeting of our stockholders. We cannot assure our stockholders that the conditions to the completion of the REIT Merger will be satisfied or waived, or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, and we cannot provide any assurances as to whether or when the REIT Merger will be completed.
Failure to complete the REIT Merger in a timely manner or at all could negatively impact the value of our common stock and the future value of our business and financial results.
The completion of the REIT Merger is subject to various conditions, including, among other things, the approval by our stockholders, the absence of any governmental order prohibiting the consummation of the REIT Merger, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications), compliance with the covenants and agreements in the Merger Agreement in all material respects, and the absence of any material adverse effect on us. If the REIT Merger is not completed, our ongoing business could be adversely affected and we will be subject to several risks, including being required, under certain circumstances, to pay up to $14.4 million in a termination fee to REIT II in the event of termination on or prior to the fifth business day following the Go Shop Period End Time, or $28.8 million in the event of termination thereafter. In addition, whether or not the REIT Merger is completed, we are subject to several risks, including but not limited to:

•	having to pay certain costs relating to the proposed REIT Merger, such as legal, accounting, financial advisory, filing, printing and mailing fees; and

•	diverting management attention and resources from operational matters and other strategic opportunities toward implementing the REIT Merger.
If the REIT Merger is not completed, these risks could negatively impact the estimated value of our common stock, the future value of our business and our financial results.
The announcement and pendency of the REIT Merger could adversely affect our business and operations.
Due to operating covenants in the Merger Agreement, we may have difficulty, during the pendency of the REIT Merger, to pursue certain strategic transactions, acquire new properties, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions could prove beneficial.
We have not identified another opportunity to provide liquidity to our stockholders other than the REIT Merger. If we do not complete the REIT Merger, our stockholders’ ability to sell or otherwise dispose of their shares would continue to be limited.
If the REIT Merger is not completed, our stockholders will not receive the right to receive in cash an amount equal to $1.00 per share and 0.4681 shares of REIT II Class A common stock for each share of our common stock. In addition, if the REIT Merger is not completed, we may continue as an operating company, or our board of directors may pursue other alternatives for a liquidity event, which may not occur in the near term or on terms as attractive as the terms of the REIT Merger. In addition, there currently is no public market for shares of our common stock and there is no assurance that a public market may develop. Our charter also prohibits the ownership of more than 9.8% of our common stock, in value or number of shares (whichever is more restrictive), by a single investor, unless exempted by our board of directors, which may further limit our stockholders’ ability to sell or otherwise dispose of their shares of our common stock. Furthermore, our board of directors limited our share repurchase program in connection with the REIT Merger, and we do not anticipate that our board of directors will fully resume our share repurchase program while the REIT Merger is pending. As a result, if we do not complete the REIT Merger, our stockholders may have to hold their shares for an indefinite period of time or, if a stockholder is able to sell its shares, it likely would have to sell them at a substantial discount to the price paid for the shares. If our share repurchase program would be opened up to all stockholders, the program would contain numerous restrictions that would limit our stockholders’ ability to sell their shares of our common stock, including those relating to the number of shares that we can repurchase at any time and limiting the funds we will use to repurchase shares pursuant to the program.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of us or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Except for a 45-day go-shop period that expires on May 26, 2019, the Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal. With respect to any written, bona fide acquisition proposal that we receive, REIT II generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before our board of directors may change, withdraw, or modify its recommendation to our stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, we may be required to pay a termination fee of $14.4 million in connection with a transaction initiated during the go-shop process, or $28.8 million in connection with a transaction initiated after the go-shop process. In addition, our advisor agreed to waive its right to receive a disposition fee in connection with the REIT Merger. In the event the Merger Agreement is not consummated, we would be responsible for paying a disposition fee in connection with any other competing transaction.
These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the REIT Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended March 31, 2019, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.

Share Repurchase Program
Our board of directors has adopted a share repurchase program that enables our stockholders to request to sell their shares to us in limited circumstances. Our share repurchase program permits stockholders to request to sell their shares back to us, subject to the significant conditions and limitations described below. Repurchases of shares of our common stock are at the sole discretion of our board of directors.
We will limit the number of shares repurchased during any calendar year to 5.0% of the number of shares of our common stock outstanding on December 31st of the previous calendar year, or the 5.0% Annual Limitation. In addition, the share repurchase program provides that all repurchases during any calendar year, including those upon death or a qualifying disability of a stockholder, are limited to those that can be funded with equivalent reinvestments pursuant to the DRIP during the prior calendar year and other operating funds, if any, as the board of directors, in its sole discretion, may reserve for this purpose. The prices at which we repurchase our shares of common stock are based on the most recent Estimated Per Share NAV, which is $5.33, based on the estimated value of our assets less the estimated value of our liabilities divided by the number of shares outstanding on a fully diluted basis, calculated as of June 30, 2018.
We will limit the number of shares repurchased each quarter pursuant to the share repurchase program as follows:

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
Our share repurchase program is only intended to provide our stockholders with limited, interim liquidity for their shares until a liquidity event occurs.
In connection with the execution of the Merger Agreement, on April 10, 2019, our board of directors approved the Third Amended and Restated Share Repurchase Program, or the Third Amended & Restated SRP, which will become effective May 11, 2019, and will apply beginning with repurchases made on the 2019 third quarter Repurchase Date. Under the Third Amended & Restated SRP, we will only repurchase shares of common stock in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors, in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Third Amended & Restated SRP. Further, under the Third Amended & Restated SRP, if we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, outstanding repurchase requests will not automatically roll over to the subsequent quarter.

During the three months ended March 31, 2019, we repurchased the following shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
January 2019	3,660,762	$5.33	—	$—
February 2019	—	$—	—	$—
March 2019	9,878	$5.33	—	$—
Total	3,670,640		—
During the three months ended March 31, 2019, we repurchased approximately $19,564,000 of shares of common stock.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit No:

2.1
Agreement and Plan of Merger, dated as of April 11, 2019, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, Carter Validus Mission Critical REIT II, Inc., Carter Validus Operating Partnership II, LP, and Lightning Merger Sub, LLC (included as Exhibit 2.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675) filed on April 11, 2019, and incorporated herein by reference).

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

4.2
Carter Validus Mission Critical REIT, Inc. 2010 Restricted Share Plan (included as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (Commission File No. 000-54675) filed on March 24, 2011, and incorporated herein by reference).

4.3
Form of Restricted Stock Award Agreement (included as Exhibit 10.6 to the Pre-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (Commission File No. 333-165643) filed on June 25, 2010, and incorporated herein by reference).

4.4
Amended and Restated Distribution Reinvestment Plan (included as Exhibit A to supplement No. 1 to the prospectus to the Registration Statement on Form S-11 (Commission File No. 333-218152) dated December 29, 2017), filed on December 29, 2017, and incorporated herein by reference.

10.1
Second Amendment to the Agreement of Limited Partnership of Carter/Validus Operating Partnership, LP, dated April 11, 2019 (included as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675), filed on April 11, 2019, and incorporated herein by reference).

10.2
Third Amended and Restated REIT II Advisory Agreement, dated as of April 11, 2019, by and among Carter Validus Mission Critical REIT II, Inc., Carter/Validus Operating Partnership, LP, Carter Validus Operating Partnership II, LP, and Carter Validus Advisors II, LLC (included as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675), filed on April 11, 2019, and incorporated herein by reference).

10.3
Termination Agreement, dated as of April 11, 2019, by and among Carter Validus Mission Critical REIT, Inc., Carter/Validus Operating Partnership, LP, and Carter/Validus Advisors, LLC (included as Exhibit 10.3 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675), filed on April 11, 2019, and incorporated herein by reference).

10.4
Consent and Second Amendment to Third Amended and Restated Credit Agreement, dated April 11, 2019, by and between Carter/Validus Operating Partnership, LP, as borrower, KeyBank National Association, the other lenders which are parties to the agreement and other lenders that may become parties to the agreement, and KeyBank National Association, as administrative agent (included as Exhibit 10.4 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675), filed on April 11, 2019, and incorporated herein by reference).

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

99.2
Third Amended and Restated Share Repurchase Program (included as Exhibit 99.5 to the Registrant's Current Report on Form 8-K (Commission File No. 000-54675), filed on April 11, 2019, and incorporated herein by reference).

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: May 15, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 15, 2019	By:	/s/ TODD M. SAKOW
Todd M. Sakow
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)