Form 10-Q
period 2019-06-30
Carter Validus Mission Critical REIT, Inc.
filed 2019-08-14
CIK 1482974

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of August 9, 2019, there were approximately 178,996,000 shares of common stock of Carter Validus Mission Critical REIT, Inc. outstanding.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(A Maryland Corporation)

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements.
CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Real estate:
Land	$72,451	$72,700
Buildings and improvements, less accumulated depreciation of $112,894 and $100,897, respectively	796,134	806,637
Total real estate, net	868,585	879,337
Cash and cash equivalents	28,202	43,133
Acquired intangible assets, less accumulated amortization of $25,288 and $23,822, respectively	54,675	59,681
Right-of-use assets - operating leases	16,103	—
Other assets, net	45,905	40,964
Assets of discontinued operations, net	—	401
Total assets	$1,013,470	$1,023,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Notes payable, net of deferred financing costs of $65 and $75, respectively	$17,654	$36,214
Credit facility	231,000	190,000
Accounts payable due to affiliates	1,289	1,329
Accounts payable and other liabilities	17,982	16,703
Acquired intangible liabilities, less accumulated amortization of $5,330 and $5,712, respectively	10,920	16,537
Operating lease liabilities	19,808	—
Liabilities of discontinued operations, net	—	13
Total liabilities	298,653	260,796
Stockholders’ equity:
Preferred stock, $0.01 par value per share, 50,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value per share, 300,000,000 shares authorized; 204,769,944 and 203,114,678 shares issued, respectively; 179,208,640 and 183,081,839 shares outstanding, respectively	1,792	1,831
Additional paid-in capital	1,592,381	1,612,969
Accumulated distributions in excess of earnings	(879,133)	(852,505)
Accumulated other comprehensive (loss) income	(223)	425
Total stockholders’ equity	714,817	762,720
Total liabilities and stockholders’ equity	$1,013,470	$1,023,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands, except share data and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Rental revenue	$20,373	$17,182	$41,289	$18,717
Expenses:
Rental expenses	1,949	2,960	3,558	5,960
General and administrative expenses	6,112	1,268	9,003	2,877
Asset management fees	2,400	2,479	4,804	4,944
Depreciation and amortization	7,304	7,245	16,097	36,066
Impairment loss on real estate	—	5,831	—	5,831
Loss (gain) on real estate dispositions	3	(218)	3	(218)
Total expenses	17,768	19,565	33,465	55,460
Income (loss) from operations	2,605	(2,383)	7,824	(36,743)
Other expense:
Interest and other expense, net	(2,806)	(2,984)	(5,877)	(5,198)
Provision for loan losses	—	(989)	—	(2,179)
Total other expense	(2,806)	(3,973)	(5,877)	(7,377)
(Loss) income from continuing operations	(201)	(6,356)	1,947	(44,120)
Income from discontinued operations	—	11,950	—	32,483
Net (loss) income	(201)	5,594	1,947	(11,637)
Net loss attributable to noncontrolling interests in consolidated partnerships	—	48	—	48
Net (loss) income attributable to common stockholders	$(201)	$5,642	$1,947	$(11,589)
Other comprehensive (loss) income:
Unrealized (loss) income on interest rate swaps, net	$(362)	$(212)	$(648)	$424
Other comprehensive (loss) income	(362)	(212)	(648)	424
Comprehensive (loss) income	(563)	5,382	1,299	(11,213)
Comprehensive loss attributable to noncontrolling interests in consolidated partnerships	—	48	—	48
Comprehensive (loss) income attributable to common stockholders	$(563)	$5,430	$1,299	$(11,165)
Weighted average number of common shares outstanding:
Basic	179,408,235	181,128,292	180,010,221	183,388,291
Diluted	179,408,235	181,128,292	180,032,622	183,388,291
Net (loss) income per common share attributable to common stockholders:
Basic:
Continuing operations	$—	$(0.04)	$0.01	$(0.24)
Discontinued operations	—	0.07	—	0.18
Net (loss) income attributable to common stockholders	$—	$0.03	$0.01	$(0.06)
Diluted:
Continuing operations	$—	$(0.04)	$0.01	$(0.24)
Discontinued operations	—	0.07	—	0.18
Net (loss) income attributable to common stockholders	$—	$0.03	$0.01	$(0.06)
Distributions declared per common share	$0.08	$0.10	$0.16	$3.29
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	No. of Shares	Par Value
Balance, December 31, 2017	186,181,545	$1,862	$1,635,329	$(211,750)	$407	$1,425,848	$4,969	$1,430,817
Vesting of restricted stock	—	—	23	—	—	23	—	23
Issuance of common stock under the distribution reinvestment plan	1,971,383	20	16,039	—	—	16,059	—	16,059
Distributions to noncontrolling interests	—	—	—	—	—	—	(4,233)	(4,233)
Distributions to common stockholders	—	—	—	(583,896)	—	(583,896)	—	(583,896)
Repurchase of common stock	(4,447,367)	(45)	(33,816)	—	—	(33,861)	—	(33,861)
Other comprehensive income	—	—	—	—	636	636	—	636
Net loss	—	—	—	(17,231)	—	(17,231)	—	(17,231)
Balance, March 31, 2018	183,705,561	$1,837	$1,617,575	$(812,877)	$1,043	$807,578	$736	$808,314
Vesting of restricted stock	4,500	—	22	—	—	22	—	22
Issuance of common stock under the distribution reinvestment plan	1,474,646	14	9,217	—	—	9,231	—	9,231
Distributions to common stockholders	—	—	—	(18,973)	—	(18,973)	—	(18,973)
Other offering costs	—	—	(4)	—	—	(4)	—	(4)
Repurchase of common stock	(4,861,710)	(48)	(30,303)	—	—	(30,351)	—	(30,351)
Other comprehensive loss	—	—	—	—	(212)	(212)	—	(212)
Net income	—	—	—	5,642	—	5,642	(48)	5,594
Balance, June 30, 2018	180,322,997	$1,803	$1,596,507	$(826,208)	$831	$772,933	$688	$773,621

	Common Stock		Additional Paid-in Capital	Accumulated Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	No. of Shares	Par Value
Balance, December 31, 2018	183,081,839	$1,831	$1,612,969	$(852,505)	$425	$762,720
Vesting of restricted stock	—	—	20	—	—	20
Issuance of common stock under the distribution reinvestment plan	1,233,487	12	6,553	—	—	6,565
Distributions to common stockholders	—	—	—	(14,258)	—	(14,258)
Repurchase of common stock	(3,670,640)	(37)	(19,527)	—	—	(19,564)
Other comprehensive loss	—	—	—	—	(286)	(286)
Net income	—	—	—	2,148	—	2,148
Balance, March 31, 2019	180,644,686	$1,806	$1,600,015	$(864,615)	$139	$737,345
Vesting of restricted stock	2,250	—	21	—	—	21
Issuance of common stock under the distribution reinvestment plan	419,529	4	2,230	—	—	2,234
Distributions to common stockholders	—	—	—	(14,317)	—	(14,317)
Repurchase of common stock	(1,857,825)	(18)	(9,885)	—	—	(9,903)
Other comprehensive loss	—	—	—	—	(362)	(362)
Net loss	—	—	—	(201)	—	(201)
Balance, June 30, 2019	179,208,640	$1,792	$1,592,381	$(879,133)	$(223)	$714,817
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,947	$(11,637)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,097	36,066
Amortization of deferred financing costs	833	1,224
Amortization of above-market leases	127	154
Amortization of acquired intangible liabilities	(841)	(604)
Amortization of operating leases	57	—
Loss (gain) on real estate dispositions from continuing operations	3	(218)
Gain on real estate dispositions from discontinued operations	—	(29,244)
Impairment loss on real estate	—	5,831
Provision for credit losses	451	18,395
Provision for loan losses	—	2,179
Loss on debt extinguishment	—	207
Straight-line rent	(8,265)	13,941
Stock-based compensation	41	45
Changes in operating assets and liabilities:
Accounts payable and other liabilities	1,555	(9,822)
Accounts payable due to affiliates	(56)	(717)
Other assets	1,604	(12,899)
Net cash provided by operating activities	13,553	12,901
Cash flows from investing activities:
Proceeds from real estate disposals of continuing and discontinued operations	958	226,410
Capital expenditures	(1,543)	(3,683)
Capital distributions from unconsolidated partnership	—	962
Notes receivable, net	—	(7,200)
Net cash (used in) provided by investing activities	(585)	216,489
Cash flows from financing activities:
Payments on notes payable	(18,570)	(99,132)
Proceeds from credit facility	41,000	285,000
Payments on credit facility	—	(75,000)
Proceeds from debt extinguishment	—	338
Payments of deferred financing costs	(826)	(1,942)
Repurchase of common stock	(29,467)	(64,212)
Other offering costs	—	(4)
Distributions to stockholders	(20,036)	(582,432)
Distributions to noncontrolling interests	—	(4,233)
Net cash used in financing activities	(27,899)	(541,617)
Net change in cash, cash equivalents and restricted cash	(14,931)	(312,227)
Cash, cash equivalents and restricted cash - Beginning of period	43,301	351,914
Cash, cash equivalents and restricted cash - End of period	$28,370	$39,687
Supplemental cash flow disclosure:
Interest paid, net of interest capitalized of $6 and $217, respectively	$5,166	$6,487
Supplemental disclosure of non-cash transactions:
Common stock issued through distribution reinvestment plan	$8,799	$25,290
Accrued capital expenditures	$708	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

CARTER VALIDUS MISSION CRITICAL REIT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019
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
As of June 30, 2019, the Company owned 30 real estate investments, consisting of 60 properties. Substantially all of the Company’s business is conducted through Carter/Validus Operating Partnership, LP, a Delaware limited partnership, or the Operating Partnership. The Company is the sole general partner of the Operating Partnership, and Carter/Validus Advisors, LLC, or the Advisor, the Company’s affiliated advisor, is the special limited partner of the Operating Partnership.
On April 11, 2019, the Company, along with Carter Validus Mission Critical REIT II Inc., or REIT II, the Operating Partnership, Carter Validus Operating Partnership II, LP, the operating partnership of REIT II, or the REIT II Operating Partnership, and Lightning Merger Sub, LLC, a wholly-owned subsidiary of REIT II, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, including obtaining the requisite Company stockholder vote on the REIT Merger, the Company will merge with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity will continue as a wholly-owned subsidiary of REIT II. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease.
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
In addition, each share of REIT I Common Stock, if any, then held by any wholly-owned subsidiary of the Company or by REIT II or any of its wholly-owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger, or the Combined Company, will retain the name “Carter Validus Mission Critical REIT II, Inc.” See Note 14—"Commitments and Contingencies" and Note 15—"Subsequent Events" for additional information.
Except as the context otherwise requires, the “Company” refers to Carter Validus Mission Critical REIT, Inc., the Operating Partnership and all wholly-owned subsidiaries.
Note 2—Summary of Significant Accounting Policies
The summary of significant accounting policies presented below is designed to assist in understanding the Company’s condensed consolidated financial statements. Such condensed consolidated financial statements and the accompanying notes thereto are the representation of management. These accounting policies conform to United States generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of a normal and recurring nature considered for a fair presentation, have been included. Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.
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
The following table presents a reconciliation of the beginning of period and end of period cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets to the totals shown in the condensed consolidated statements of cash flows (amounts in thousands):

	Six Months Ended June 30,
Beginning of period:	2019	2018
Cash and cash equivalents	$43,133	$336,500
Restricted cash	168	15,414	(1)
Cash, cash equivalents and restricted cash	$43,301	$351,914

End of period:
Cash and cash equivalents	$28,202	$37,787
Restricted cash	168	1,900	(1)
Cash, cash equivalents and restricted cash	$28,370	$39,687

(1)	Amount is attributable to continuing and discontinued operations.
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
Impairment of Real Estate
During the three and six months ended June 30, 2019, no impairment losses were recorded on real estate. During the three and six months ended June 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000, which is included in impairment loss on real estate in the condensed consolidated statements of comprehensive (loss) income.
Impairment of Acquired Intangible Assets and Acquired Intangible Liabilities
During the three months ended June 30, 2019,no impairment losses were recorded on acquired intangible assets or acquired intangible liabilities. During the six months ended June 30, 2019, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $1,469,000 and an impairment of one below-market lease intangible liability in the amount of approximately $407,000, related to a tenant of the Company experiencing financial difficulties, by accelerating the amortization of the intangible asset and intangible liability.
During the three months ended June 30, 2018, no impairment losses were recorded on acquired intangible assets or intangible liabilities. During the six months ended June 30, 2018, the Company recognized an impairment of one in-place lease intangible asset in the amount of approximately $21,296,000 related to a former tenant of the Company, by accelerating the amortization of the intangible asset.
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
The majority of the Company's revenue is derived from rental revenue, which is accounted for in accordance with ASC 842, Leases, or ASC 842. In accordance with ASC 842, minimum rental revenue is recognized on a straight-line basis over the term of the related lease (including rent holidays). For lease arrangements when it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. Differences between rental revenue recognized and amounts contractually due under the lease agreements are credited or charged to straight-line rent receivable or straight-line rent liability, as applicable. Tenant reimbursements, which are comprised of additional amounts recoverable from tenants for common area maintenance expenses and certain other recoverable expenses, are recognized when the services are provided and the performance obligations are satisfied.
Prior to the adoption of ASC 842, tenant receivables and straight-line rent receivables were carried net of the provision for credit losses. The provision for credit losses was established for estimated losses resulting from the inability of certain tenants to meet the contractual obligations under their lease agreements. The Company’s determination of the adequacy of these provisions was based primarily upon evaluations of historical loss experience, the tenant’s financial condition, security deposits, letters of credit, lease guarantees, current economic conditions and other relevant factors. Effective January 1, 2019, upon adoption of ASC 842, the Company is no longer recording a provision for credit losses but is, instead, assessing whether or not it is probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease. Where it is not probable that the Company will collect all or substantially all of the remaining lease payments under the term of the lease, rental revenue is limited to the lesser of the rental revenue that would be recognized on a straight-line basis or the lease payments that have been collected from the lessee. For the three months ended June 30, 2019 and 2018, the Company recorded $451,000 and $7,097,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company recorded

$1,226,000 and $36,023,000, respectively, in bad debt expenses as a reduction in rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Notes Receivable
Notes receivable are reported at their outstanding principal balance, net of any unearned income, unamortized deferred fees and costs and allowances for loan losses. The unamortized deferred fees and costs are amortized over the life of the notes receivable, as applicable and recorded in interest and other expense, net in the accompanying condensed consolidated statements of comprehensive (loss) income.
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
As of June 30, 2019 and December 31, 2018, the aggregate balance of the Company's note receivable was $2,700,000. The principal balance of the Company's note receivable is secured by its collateral.
For the three months ended June 30, 2019 and 2018, the Company recorded $0 and $989,000, respectively, and for the six months ended June 30, 2019 and 2018, the Company recorded $0 and $2,179,000, respectively, in provision for loan losses in the accompanying condensed consolidated financial statements.
Concentration of Credit Risk and Significant Leases
As of June 30, 2019, the Company had cash on deposit, including restricted cash, in certain financial institutions that had deposits in excess of current federally insured levels. The Company limits its cash investments to financial institutions with high credit standings; therefore, the Company believes it is not exposed to any significant credit risk on its cash deposits. To date, the Company has experienced no loss of or lack of access to cash in its accounts.
As of June 30, 2019, the Company owned real estate investments in 32 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of total rental revenue. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for an aggregate of 18.0% and 12.7%, respectively, of total rental revenue for the six months ended June 30, 2019.
As of June 30, 2019, the Company had three exposures to tenant concentration that accounted for 10.0% or more of total rental revenue. The leases with Post Acute Medical, LLC, Board of Regents of the University of Texas System and 21st Century Oncology, Inc. accounted for 17.8%, 17.3% and 10.8%, respectively, of total rental revenue for the six months ended June 30, 2019.
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
In connection with entering into the Merger Agreement, on April 10, 2019, the Company's board of directors approved the Third Amended and Restated Share Repurchase Program, or the Third Amended & Restated SRP, which became effective on May 11, 2019, and was applied beginning with repurchases made on the 2019 third quarter Repurchase Date (as defined in the Third Amended & Restated SRP). Under the Third Amended & Restated SRP, the Company only repurchases shares of common stock in connection with the death, qualifying disability or involuntary exigent circumstance (as determined by the Company's board of directors, in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Third Amended & Restated SRP. Further, under the Third Amended & Restated SRP, if the Company does not repurchase all of the shares for which repurchase requests were submitted in any quarter, outstanding repurchase requests will not automatically roll over to the subsequent quarter.
During the six months ended June 30, 2019, the Company repurchased approximately 5,528,000 shares of common stock for an aggregate purchase price of approximately $29,467,000 (an average of $5.33 per share). During the six months ended June 30, 2018, the Company repurchased approximately 9,309,000 shares of common stock for an aggregate purchase price of approximately $64,212,000 (an average of $6.90 per share).
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
In connection with the REIT Merger, on April 10, 2019, the Company's board of directors approved the suspension of the Company’s distribution reinvestment plan, or DRIP, with respect to certain distributions that accrued starting in April 2019. Therefore, starting with the April 2019 distributions, which were paid on the first business day of May 2019, all distributions are paid in cash to all stockholders.
Earnings Per Share
The Company calculates basic earnings per share by dividing net (loss) income attributable to common stockholders for the period by the weighted average shares of its common stock outstanding for that period. Diluted earnings per share are computed based on the weighted average number of shares outstanding and all potentially dilutive securities. Shares of non-vested restricted common stock give rise to potentially dilutive shares of common stock. For the three months ended June 30, 2019, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock, antidilutive. For the six months ended June 30, 2019, diluted earnings per share reflected the effect of approximately 22,000 of non-vested shares of restricted common stock that were outstanding as of such period. For the three and six months ended June 30, 2018, diluted earnings per share was computed the same as basic earnings per share because the Company recorded a loss from continuing operations, which would make potentially dilutive shares related to non-vested shares of restricted common stock, antidilutive.
Derivative Instruments and Hedging Activities
As required by ASC 815, Derivatives and Hedging, or ASC 815, the Company records all derivative instruments as assets and liabilities in the statement of financial position at fair value. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation. For derivative instruments not designated as hedging instruments, the income or loss is recognized in the condensed consolidated statements of comprehensive (loss) income during the current period.
The Company is exposed to variability in expected future cash flows that are attributable to interest rate changes in the normal course of business. The Company’s primary strategy in entering into derivative contracts is to add stability to future cash flows by managing its exposure to interest rate movements. The Company utilizes derivative instruments, including interest rate swaps, to effectively convert some of its variable rate debt to fixed rate debt. The Company does not enter into derivative instruments for speculative purposes.
In accordance with ASC 815, the Company designates interest rate swap contracts as cash flow hedges of floating-rate borrowings. For derivative instruments that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of other comprehensive income (loss) in the condensed consolidated statements of comprehensive (loss) income and reclassified into earnings in the same line item associated with the forecasted transaction and the same period during which the hedged transaction affects earnings. See additional discussion in Note 12—"Derivative Instruments and Hedging Activities."
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

Recently Adopted Accounting Pronouncements
Leases
In February 2016, the Financial Accounting Standards Board, or FASB established ASC 842, by issuing ASU 2016-02, Leases, which replaces the guidance previously outlined in ASC 840, Leases. The new standard increases transparency by requiring the recognition by lessees of right-of-use, or ROU, assets and lease liabilities on the balance sheet for all leases with a term of greater than 12 months, regardless of lease classification. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases.
The Company adopted ASC 842 effective January 1, 2019, using the modified retrospective approach. Consequently, financial information is not be updated, and the disclosures required under the new standard are not be provided for dates and periods before January 1, 2019. Further, the Company is amortizing the ROU assets and operating lease liabilities over the remaining lease term and is presenting the amortization of ROU assets - operating leases and accretion of operating lease liabilities as a single line item within operating activities in the condensed consolidated statement of cash flow for the six months ended June 30, 2019.
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
Lessor
As a lessor, the Company's recognition of rental revenue remained largely unchanged, apart from the narrower definition of initial direct costs that can be capitalized. Effective January 1, 2019, indirect leasing costs, such as legal costs related to lease negotiations no longer meet the definition of capitalized initial direct costs under ASU 2016-02 and are recorded in general and administrative expenses in the condensed consolidated statements of comprehensive (loss) income, and are no longer capitalized.
In July 2018, the FASB issued ASU 2018-11, Targeted Improvements, to simplify the guidance, that allows lessors to combine non-lease components with the related lease components if both the timing and pattern of transfer are the same for the non-lease component and related lease component, and the lease component would be classified as an operating lease. The single combined component is accounted for under ASC 842 if the lease component is the predominant component, and is accounted for under ASC 606, if the non-lease components are the predominant components. Lessors are permitted to apply the practical expedient to all existing leases on a retrospective or prospective basis. The Company elected the practical expedient to combine its lease and non-lease components that meet the defined criteria and is accounting for the combined lease components under ASC 842. As a result, the Company is no longer presenting rental revenue and tenant reimbursements related to common area maintenance and other expense recoveries separately in the condensed consolidated statements of comprehensive (loss) income.
In December 2018, the FASB issued ASU 2018-20, Narrow-Scope Improvements for Lessors, that allows lessors to make an accounting policy election not to evaluate whether real estate taxes and other similar taxes imposed by a governmental authority on a specific lease revenue-producing transaction are the primary obligation of the lessor as owner of the underlying leased asset. A lessor that makes this election excludes these taxes from the measurement of lease revenue and the associated expense. ASU 2018-20 also requires lessors to (1) exclude lessor costs paid directly by lessees to third parties on the lessor’s behalf from variable payments and, therefore, variable lease revenue and (2) include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense. The Company adopted ASU 2018-20 effective January 1, 2019. The adoption of this standard resulted in a decrease of approximately $142,000 and $284,000 during the three and six months ended June 30, 2019, respectively, in rental revenue and rental expense, as the aforementioned real estate tax payments are paid by a lessee directly to a third party, and, therefore, are no longer presented on a gross basis in the Company's condensed consolidated statements of comprehensive (loss) income. The adoption of this standard had no impact on the Company's net (loss) income attributable to common stockholders.
Lessee
The Company is a lessee on six ground leases, for which one does not have a corresponding operating lease liability because the Company did not have future payment obligations at the acquisition of the lease. The Company recognized a ROU asset and operating lease liability on the Company's condensed consolidated balance sheet due to the adoption of ASU 2016-02. See Note 6 —"Leases" for further discussion.

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
In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, or ASU 2018-16. ASU 2018-16 permits the use of the OIS rate based on SOFR as a United States benchmark interest rate for hedge accounting purposes under Topic 815. ASU 2018-16 was effective upon the adoption of ASU 2017-12. The Company adopted ASU 2018-16 on January 1, 2019, and its provisions did not have an impact on its condensed consolidated financial statements; however, the provisions may impact existing agreements, new contracts and transactions not yet contemplated in the future.
Disclosure Update and Simplification
In August 2018, the SEC issued a final rule, SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, that amends the interim financial statement requirements to require a reconciliation of changes in stockholders' equity in the notes or as a separate statement. This analysis should reconcile the beginning balance to the ending balance of each caption in stockholders' equity for each period for which an income statement is required to be filed and comply with the remaining content requirements of Rule 3-04 of Regulation S-X. Registrants will have to provide the reconciliation for both the year-to-date and quarterly periods and comparable periods in Form 10-Q but only for the year-to-date periods in registration statements. The final rule became effective on November 5, 2018. As a result, the Company applied these changes in the presentation of the Company's condensed consolidated statements of stockholders' equity for the three and six months ended June 30, 2019 and 2018.
Recently Issued Accounting Pronouncements Not Yet Adopted
Fair Value Measurement
In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement, or ASU 2018-13. ASU 2018-13 removes certain disclosure requirements, including the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between the levels and the valuation processes for Level 3 fair value measurements. ASU 2018-13 also adds certain disclosure requirements, including the requirement to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 is effective for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company does not anticipate ASU 2018-13 to have a material impact to the Company's condensed consolidated financial statements.
Reclassifications
Certain prior period amounts have been reclassified to conform to the current financial statement presentation, primarily related to the recently adopted accounting pronouncements discussed within this note. Amounts previously disclosed as rental revenue, provision for doubtful accounts related to rental revenue, tenant reimbursements revenue and provision for doubtful accounts related to tenant reimbursements during the three and six months ended June 30, 2018, are now included in rental revenue and will no longer be presented separately on the condensed consolidated statements of comprehensive (loss) income.

Note 3—Dispositions
The Company sold one healthcare property, or the 2019 Disposition, during the six months ended June 30, 2019, for an aggregate sale price of $1,050,000 and generated net proceeds of $958,000. The Company recognized an aggregate loss on sale of $3,000, in loss (gain) on real estate dispositions on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2019.
The Company sold six properties (four data center properties and two healthcare properties), or the 2018 Dispositions, during the six months ended June 30, 2018, for an aggregate sale price of $230,665,000 and generated net proceeds of $226,410,000. The Company recognized an aggregate gain on sale of $10,666,000 and $29,244,000, respectively, related to the data center properties sold, in income from discontinued operations on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2018. The Company recognized an aggregate gain on sale of $218,000, related to the two healthcare properties sold, in loss (gain) on real estate dispositions on the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2018.
2019 Disposition
Disposition - Continuing Operations
The following table summarizes the 2019 Disposition that qualifies as continuing operations. The operations related to this asset have been included in continuing operations on the condensed consolidated statements of comprehensive (loss) income.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
21st Century Oncology-Bradenton	05/16/2019	100%	$1,050	$958
2018 Dispositions
Dispositions - Discontinued Operations
Dispositions that represent a strategic shift that have a major effect on results and operations qualify as discontinued operations. The following table summarizes the 2018 Dispositions that qualify as discontinued operations. The operations related to these assets have been included in discontinued operations on the condensed consolidated statements of comprehensive (loss) income.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
Arizona Data Center Portfolio (1)	01/10/2018	100%	$142,500	$140,176
Milwaukee Data Center	06/11/2018	100%	21,000	20,397
Alpharetta Data Center II	06/15/2018	100%	64,000	62,858
Total			$227,500	$223,431

(1)	The Arizona Data Center Portfolio was sold as a two-property portfolio consisting of the Phoenix Data Center and the Scottsdale Data Center.
Dispositions - Continuing Operations
The following table summarizes the 2018 Dispositions that qualify as continuing operations. The operations related to these assets have been included in continuing operations on the condensed consolidated statements of comprehensive (loss) income.

Property Description	Disposition Date	Ownership Percentage	Sale Price (amounts in thousands)	Net Proceeds (amounts in thousands)
21st Century Oncology-Tamarac	05/25/2018	100%	$1,575	$1,431
21st Century Oncology-East Naples	05/30/2018	100%	1,590	1,548
Total			$3,165	$2,979

Note 4—Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	June 30, 2019		December 31, 2018
In-place leases, net of accumulated amortization of $24,082 and $22,679, respectively (with a weighted average remaining life of 13.2 years and 13.6 years, respectively)	$52,663		$56,501
Above-market leases, net of accumulated amortization of $1,206 and $1,079, respectively (with a weighted average remaining life of 7.9 years and 8.5 years, respectively)	2,012		2,139
Ground leasehold assets, net of accumulated amortization of $0 and $64, respectively (with a weighted average remaining life of 0.0 years and 86.6 years, respectively)	—	(1)	$1,041
	$54,675		$59,681

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements", the Company reclassified the ground leasehold assets balance from acquired intangible assets, net, to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible assets was 13.0 years and 14.6 years as of June 30, 2019 and December 31, 2018, respectively.
Amortization of the acquired intangible assets was $1,232,000 and $1,293,000 for the three months ended June 30, 2019 and 2018, respectively. Amortization of the acquired intangible assets was $3,965,000 and $24,153,000 for the six months ended June 30, 2019 and 2018, respectively. Of the $3,965,000 recorded for the six months ended June 30, 2019, $1,469,000 was attributable to accelerated amortization due to the impairment of an in-place lease intangible asset related to a tenant experiencing financial difficulties. Of the $24,153,000 recorded for the six months ended June 30, 2018, $21,296,000 related to accelerated amortization due to the impairment of an in-place lease intangible asset related to a former tenant experiencing financial difficulties. Amortization of the in-place leases is included in depreciation and amortization of the above-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 5—Acquired Intangible Liabilities, Net
Acquired intangible liabilities, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands, except weighted average life amounts):

	June 30, 2019		December 31, 2018
Below-market leases, net of accumulated amortization of $5,330 and $5,163, respectively (with a weighted average remaining life of 15.9 years and 16.2 years, respectively)	$10,920		$11,761
Ground leasehold liabilities, net of accumulated amortization of $0 and $549, respectively (with a weighted average remaining life of 0 years and 40.2 years, respectively)	—	(1)	4,776
	$10,920		$16,537

(1)
On January 1, 2019, as part of the adoption of ASC 842, as discussed in Note 2—"Summary of Significant Accounting Policies - Recently Adopted Accounting Pronouncements," the Company reclassified ground lease liabilities from acquired intangible liabilities, net to right-of-use assets - operating leases within the condensed consolidated balance sheet.

The aggregate weighted average remaining life of the acquired intangible liabilities was 15.9 years and 22.9 years as of June 30, 2019 and December 31, 2018, respectively.
Amortization of the below-market leases was $212,000 and $254,000, for the three months ended June 30, 2019 and 2018, respectively. Amortization of the below-market leases was $841,000 and $509,000, for the six months ended June 30,

2019 and 2018, respectively. Of the $841,000 recorded for the six months ended June 30, 2019, $407,000 was related to accelerated amortization due to the impairment of a below-market lease intangible liability related to a tenant experiencing financial difficulties. Amortization of below-market leases is recorded as an adjustment to rental revenue in the accompanying condensed consolidated statements of comprehensive (loss) income.
Note 6—Leases
Lessor
Rental Revenue
The Company’s real estate properties are leased to tenants under operating leases with varying terms. Typically, the leases have provisions to extend the terms of the lease agreements. The Company retains substantially all of the risks and benefits of ownership of the real estate properties leased to tenants.
Future minimum rent to be received from the Company's investments in real estate assets under the terms of non-cancelable operating leases in effect as of June 30, 2019, excluding optional renewal periods for the six months ending December 31, 2019 and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount (1)
Six months ending December 31, 2019	$35,268
2020	74,441
2021	77,579
2022	80,182
2023	81,623
Thereafter	705,434
$1,054,527

(1)	The table above includes the total future minimum rent in the amount of $53,892,000 to be collected from a new tenant through December 31, 2039, with a lease effective date July 1, 2019.

Lessee
Rental Expense
The Company has six ground lease obligations, for which one does not have corresponding operating lease liability because the Company did not have future payment obligations at the acquisition of the lease. The ground lease obligations generally require fixed annual rental payments and may also include escalation clauses. The weighted average remaining lease term for the Company's operating leases was 40.5 years and 40.6 years as of June 30, 2019, and December 31, 2018, respectively.
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
The future minimum rent payments, discounted by the Company's adjusted incremental borrowing rates, under non-cancelable ground leases for the six months ending December 31, 2019, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2019	$548
2020	1,097
2021	1,097
2022	1,098
2023	1,101
Thereafter	47,731
Total undiscounted rental payments	52,672
Less imputed interest	(32,864)
Total operating lease liabilities	$19,808
Due to the adoption of ASC 842, the Company reclassified ground leasehold assets and ground leasehold liabilities as of January 1, 2019, from acquired intangible assets, net, and acquired intangible liabilities, net, respectively, to right-of-use assets - operating leases within the condensed consolidated balance sheet.
As discussed in Note 2—"Summary of Significant Accounting Policies", the Company adopted ASU 2016-02, effective January 1, 2019, and consequently, financial information was not updated, and the disclosures required under the new lease standard are not provided for dates and periods before January 1, 2019.
The following represents approximate future minimum rent payments under non-cancelable ground leases by year as of December 31, 2018, and for each of the next four years ending December 31 and thereafter, are as follows (amounts in thousands):

Year	Amount
2019	$698
2020	698
2021	698
2022	698
2023	701
Thereafter	33,550
Total undiscounted rental payments	$37,043

Note 7—Other Assets, Net
Other assets, net, consisted of the following as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Deferred financing costs, related to the revolver portion of the unsecured credit facility, net of accumulated amortization of $10,316 and $9,493, respectively	$954	$951
Lease commissions, net of accumulated amortization of $437 and $223, respectively	6,222	6,089
Tenant receivables	661	2,039
Notes receivable	2,700	2,700
Straight-line rent receivable	34,185	26,947
Restricted cash	168	168
Derivative assets	—	426
Prepaid and other assets	1,015	1,644
	$45,905	$40,964
Note 8—Accounts Payable and Other Liabilities
Accounts payable and other liabilities, as of June 30, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$3,965	$2,912
Accrued interest expense	943	890
Accrued property taxes	1,482	4,502
Accrued litigation settlement	3,800	—
Distributions payable to stockholders	4,714	4,974
Tenant deposits	624	624
Deferred rental income	2,231	2,801
Derivative liabilities	223	—
	$17,982	$16,703

Note 9—Notes Payable and Unsecured Credit Facility
The Company's debt outstanding as of June 30, 2019 and December 31, 2018, consisted of the following (amounts in thousands):

	June 30, 2019	December 31, 2018
Notes payable:
Variable rate notes payable fixed through interest rate swaps	$17,719	$17,923
Variable rate notes payable	—	18,366
Total notes payable, principal amount outstanding	17,719	36,289
Unamortized deferred financing costs related to notes payable	(65)	(75)
Total notes payable, net of deferred financing costs	17,654	36,214
Unsecured credit facility:
Variable rate revolving line of credit fixed through interest rate swaps	—	38,000
Variable rate revolving line of credit	231,000	152,000
Total unsecured credit facility	231,000	190,000
Total debt outstanding	$248,654	$226,214
Significant debt activity during the six months ended June 30, 2019, excluding scheduled principal payments, includes:

•	On January 25, 2019, the Company repaid its debt in connection with one of the Company's notes payable with an outstanding principal balance of $18,350,000 at the time of maturity.

•
On April 9, 2019, the Operating Partnership exercised its right to a 12-month extension of the KeyBank Credit Facility’s May 28, 2019 maturity date. Therefore, the maturity date of the KeyBank Credit Facility is now May 28, 2020.

•
On April 11, 2019, the Operating Partnership, the Company, and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement to modify limitations on the distributions for each calendar quarter in 2019 and the first calendar quarter of 2020 to be limited to a daily distribution rate of $0.000876713 per share of the Company.

•	The Company's interest rate swap related to the revolving line of credit in the amount of $38,000,000 matured on May 28, 2019.

•
During the six months ended June 30, 2019, the Company drew $41,000,000 on its unsecured credit facility to pay down one of the Company's notes payable, to fund share repurchases and to pay ordinary cash distributions as a result of suspending the DRIP concurrent with entering into the Merger Agreement.

The principal payments due on the note payable and unsecured credit facility for the six months ending December 31, 2019, and for each of the next three years ending December 31, are as follows (amounts in thousands):

Year	Amount
Six months ending December 31, 2019	$212
2020	231,421	(1)
2021	444
2022	16,642
	$248,719

(1)
Of this amount, $231,000,000 relates to the revolving line of credit under the unsecured credit facility. The maturity date on the revolving line of credit under the unsecured credit facility is May 28, 2020.

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
Operating Expense Reimbursement
The Company reimburses the Advisor for all expenses it paid or incurred in connection with the services provided to the Company, subject to certain limitations. Expenses in excess of the operating expenses in the four immediately preceding quarters that exceed the greater of (a) 2% of average invested assets or (b) 25% of net income, subject to certain adjustments, will not be reimbursed unless the independent directors determine such excess expenses are justified. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives an acquisition fee or a disposition fee. Operating expenses incurred on the Company's behalf are recorded in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income.
Disposition Fees
If the Advisor or its affiliates provides a substantial amount of services, as determined by a majority of the Company’s independent directors, in connection with the sale of one or more assets, a merger with a change of control of the Company or a sale of the Company, the Company will pay the Advisor a disposition fee equal to an amount of up to the lesser of 0.5% of the transaction price or one-half of the fees paid in the aggregate to third party investment bankers for such transaction. In no event will the combined real estate commission paid to the Advisor, its affiliates and unaffiliated third parties exceed 6.0% of the contract sales price. Disposition fees are recorded in gain on real estate dispositions for sales of operating properties and in income from discontinued operations for sales of properties classified as discontinued operations in the accompanying condensed consolidated statements of comprehensive (loss) income.
Concurrently, with the entry into the Merger Agreement, the Company, the Operating Partnership and the Advisor entered into a termination letter agreement, or the Termination Agreement, effective as of April 11, 2019. Pursuant to the Termination Agreement, the advisory agreement, as amended, will be terminated at the effective time of the REIT Merger, and the Advisor will waive any disposition fee it otherwise would be entitled to pursuant to the advisory agreement related to the REIT Merger. In addition, the Termination Agreement confirms the disposition fee payable to the Advisor in the event the Merger Agreement is terminated and the Company consummates a different transaction that would entitle the Advisor to the disposition fee.
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

Subordinated Participation in Net Sale Proceeds
After investors have received a return of their net capital contributions and an 8.0% cumulative non-compounded annual return, then the Advisor is entitled to receive 15.0% of the remaining net sale proceeds, or a subordinated participation in net sale proceeds. As of June 30, 2019, the Company had not incurred a subordinated participation in net sale proceeds to the Advisor or its affiliates. Should the REIT Merger close, the applicable stockholder return threshold of the Combined Company will be an 8.0% cumulative, non-compounded annual return.
The following table details amounts incurred for the three and six months ended June 30, 2019 and 2018 in connection with the Company's related parties transactions described above (amounts in thousands):

		Incurred
		Three Months Ended June 30,			Six Months Ended June 30,
Fee	Entity	2019	2018		2019	2018
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$2,400	$2,613	(1)	$4,804	$5,266	(1)
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	729	462	(2)	1,206	892	(2)
Disposition fees	Carter/Validus Advisors, LLC and its affiliates	—	441	(3)	—	1,154	(3)
Property management fees	Carter Validus Real Estate Management Services, LLC	470	724	(4)	939	1,475	(4)
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	—	—		347	—
Construction management fees	Carter Validus Real Estate Management Services, LLC	4	44	(2)	4	111	(2)
Total		$3,603	$4,284		$7,300	$8,898

(1)	Of the amounts incurred, $2,479,000 and $4,944,000 is included in continuing operations for the three and six months ended June 30, 2018, respectively.

(2)	Entire amount is included in continuing operations for the three and six months ended June 30, 2018.

(3)	Of the amounts incurred, $16,000 is included in continuing operations for the three and six months ended June 30, 2018.

(4)	Of the amounts incurred, $676,000 and $1,364,000 is included in continuing operations for the three and six months ended June 30, 2018, respectively.
The following table details amounts payable to affiliates as of June 30, 2019 and December 31, 2018 in connection with the Company's related parties transactions described above (amounts in thousands):

		Payable
Fee	Entity	June 30, 2019	December 31, 2018
Asset management fees	Carter/Validus Advisors, LLC and its affiliates	$800	$801
Operating expense reimbursement	Carter/Validus Advisors, LLC and its affiliates	119	281
Property management fees	Carter Validus Real Estate Management Services, LLC	126	181
Leasing commission fees	Carter Validus Real Estate Management Services, LLC	234	60
Construction management fees	Carter Validus Real Estate Management Services, LLC	10	6
Total		$1,289	$1,329
Note 11—Fair Value
Notes payable – Fixed Rate—The estimated fair value of notes payable – variable rate fixed through interest rate swap agreements (Level 2) was approximately $17,899,000 and $17,465,000 as of June 30, 2019 and December 31, 2018, respectively, as compared to the outstanding principal of $17,719,000 and $17,923,000 as of June 30, 2019 and December 31, 2018, respectively.
Unsecured credit facility—The outstanding principal balance of the unsecured credit facility – variable was $231,000,000 and $152,000,000, which approximated its fair value, as of June 30, 2019 and December 31, 2018, respectively. The fair value of the Company's variable rate unsecured credit facility is estimated based on the interest rates currently offered to the Company by financial institutions. The estimated fair value of the unsecured credit facility – variable rate fixed through interest rate swap agreements (Level 2) was approximately $37,794,000 as of December 31, 2018, as compared to the outstanding principal of $38,000,000 as of December 31, 2018.
Notes receivable—The outstanding principal balance of the notes receivable in the amount of $2,700,000 approximated the fair value as of June 30, 2019 and December 31, 2018. The fair value was measured using significant other observable inputs (Level 2), which requires certain judgments to be made by management.
Derivative instruments— Considerable judgment is necessary to develop estimated fair values of financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amount the Company could realize, or be liable for, on disposition of the financial instruments. The Company determined that the majority of the inputs used to value its interest rate swaps fall within Level 2 of the fair value hierarchy. The credit valuation adjustments associated with these instruments utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the respective counterparty. However, as of June 30, 2019, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions, and determined that the credit valuation adjustments are not significant to the overall valuation of its interest rate swaps. As a result, the Company determined that its interest rate swaps valuation in its entirety is classified in Level 2 of the fair value hierarchy. See Note 12—"Derivative Instruments and Hedging Activities" for a further discussion of the Company’s derivative instruments.
The following tables show the fair value of the Company’s financial liabilities and assets that are required to be measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities:
Derivative liabilities	$—	$223	$—	$223
Total liabilities at fair value	$—	$223	$—	$223

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets:
Derivative assets	$—	$426	$—	$426
Total assets at fair value	$—	$426	$—	$426

Real estate assets—no impairment losses of real estate were recorded during the three and six months ended June 30, 2019. As discussed in Note 2—"Summary of Significant Accounting Policies," during the three and six months ended June 30, 2018, real estate assets related to one healthcare property with an aggregate carrying amount of $47,375,000 were determined to be impaired, using Level 2 inputs of the fair value hierarchy. The carrying value of the property was reduced to its estimated fair value of $41,544,000, resulting in an impairment charge of $5,831,000.
The following tables show the fair value of the Company's real estate assets measured at fair value on a non-recurring basis as of December 31, 2018 (amounts in thousands):

	December 31, 2018
	Fair Value Hierarchy
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Re-Measured Balance	Total Losses (2)
Real estate assets (1)	$—	$42,515	$—	$42,515	$(6,588)

(1)
During the year ended December 31, 2018, real estate assets related to two healthcare properties with an aggregate carrying amount of $49,103,000 were determined to be impaired. The carrying value of the properties were reduced to their estimated fair value of $42,515,000, resulting in an impairment charge of $6,588,000.

(2)	Of this amount, $5,831,000 was recorded as an impairment loss on real estate for the three and six months ended June 30, 2018.
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
Changes in the fair value of derivatives designated, and that qualify, as cash flow hedges are recorded in accumulated other comprehensive income (loss) in the accompanying condensed consolidated statements of stockholders' equity and are subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings.
On January 1, 2019, the Company adopted ASU 2017-12. The adoption of ASU 2017-12 did not have an impact on the Company's condensed consolidated financial statements. See Note 2—"Summary of Significant Accounting Policies" for additional information regarding ASU 2017-12.
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest and other expense, net, as interest payments are made on the Company’s variable rate debt. During the next twelve months, the Company estimates that an additional $32,000 will be reclassified from accumulated other comprehensive income (loss) as an increase to interest and other expense, net.
See Note 11—"Fair Value" for further discussion of the fair value of the Company’s derivative instrument.
The following table summarizes the notional amount and fair value of the Company’s derivative instrument (amounts in thousands):

Derivative Designated as Hedging Instrument	Balance Sheet Location	Effective Date	Maturity Date	June 30, 2019		December 31, 2018
				Outstanding Notional Amount	Fair Value of	Outstanding Notional Amount	Fair Value of
					(Liability)		Asset

Interest rate swap	Accounts payable and other liabilities/ Other assets, net	10/11/2017	10/11/2022	$17,719	$(223)	$55,923	$426
The Company's interest rate swap related to the revolving line of credit in the amount of $38,000,000 matured on May 28, 2019.

The notional amount under the agreements is an indication of the extent of the Company’s involvement in each instrument at the time, but does not represent exposure to credit, interest rate or market risks.
Accounting for changes in the fair value of a derivative instrument depends on the intended use and designation of the derivative instrument. The Company designated the interest rate swaps as cash flow hedges to hedge the variability of the anticipated cash flows on its variable rate unsecured credit facility and notes payable. The change in fair value of the derivative instruments that are designated as hedges are recorded in other comprehensive income (loss), or OCI, in the accompanying condensed consolidated statements of comprehensive (loss) income.
The table below summarizes the amount of (loss) income recognized on the interest rate derivatives designated as cash flow hedges for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of (Loss) Income Recognized in OCI on Derivatives	Location of Income (Loss) Reclassified from Accumulated Other Comprehensive Income to Net (Loss) Income	Amount of Income Reclassified from Accumulated Other Comprehensive Income to Net (Loss) Income
Three Months Ended June 30, 2019
Interest rate swap	$(273)	Interest and other expense, net	$89
Total	$(273)		$89
Three Months Ended June 30, 2018
Interest rate swaps	$225	Interest and other expense, net	$437
Total	$225		$437
Six Months Ended June 30, 2019
Interest rate swaps	$(426)	Interest and other expense, net	$222
Total	$(426)		$222
Six Months Ended June 30, 2018
Interest rate swaps	$836	Interest and other expense, net	$412
Total	$836		$412
Credit Risk-Related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. The Company records credit risk valuation adjustments on its interest rate swaps based on the respective credit quality of the Company and the counterparty. The Company believes it mitigates its credit risk by entering into agreements with creditworthy counterparties. As of June 30, 2019, the fair value of derivatives in a net liability position was $233,000, inclusive of accrued interest but excluding any adjustment for nonperformance risk related to the agreement.

Tabular Disclosure Offsetting Derivatives
The Company has elected not to offset derivative positions in its condensed consolidated financial statements. The following table presents the effect on the Company’s financial position had the Company made the election to offset its derivative positions as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Offsetting of Derivative Liabilities
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
June 30, 2019	$223	$—	$223	$—	$—	$223

Offsetting of Derivative Assets
				Gross Amounts Not Offset in the Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments Collateral	Cash Collateral	Net Amount
December 31, 2018	$426	$—	$426	$—	$—	$426
The Company reports derivative assets as other assets, net, and derivative liabilities as accounts payable and other liabilities on the condensed consolidated balance sheets.
Note 13—Accumulated Other Comprehensive Income (Loss)
The following table presents a rollforward of amounts recognized in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Unrealized Loss on Derivative Instruments	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2018	$905	$425
Other comprehensive loss before reclassification	(426)	(426)
Amount of income reclassified from accumulated other comprehensive income to net income	(222)	(222)
Other comprehensive loss	(648)	(648)
Balance as of June 30, 2019	$257	$(223)

	Unrealized Income on Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2017	$887	$407
Other comprehensive income before reclassification	836	836
Amount of income reclassified from accumulated other comprehensive income to net loss	(412)	(412)
Other comprehensive income	424	424
Balance as of June 30, 2018	$1,311	$831

The following table presents reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018 (amounts in thousands):

Details about Accumulated Other Comprehensive Income (Loss) Components	Amounts Reclassified from Accumulated Other Comprehensive Income (Loss) to Net (Loss) Income		Affected Line Items in the Condensed Consolidated Statements of Comprehensive (Loss) Income
	Six Months Ended June 30,
	2019	2018
Interest rate swap contracts	$(222)	$(412)	Interest and other expense, net
Note 14—Commitments and Contingencies
Litigation
In the ordinary course of business, the Company is, and may become, subject to litigation or claims. As of June 30, 2019, there were no material pending legal proceedings to which the Company is a party.
The Company is party to legal proceedings regarding an alleged right of first refusal with respect to a data center property, which the Company sold to a third party in December 2017. In order to limit the Company’s liability with regard to legal and other possible expenses related to the matter, on August 12, 2019, the parties to the legal proceedings executed a settlement agreement. The settlement agreement provides for a payment of $3,800,000, which the Company agreed to pay no later than August 15, 2019. The Company made the payment on August 13, 2019. As of June 30, 2019, the Company recorded $3,800,000 in accounts payable and other liabilities in the accompanying condensed consolidated balance sheet and in general and administrative expenses in the accompanying condensed consolidated statements of comprehensive (loss) income to reflect the settlement of the aforementioned transaction.
Merger Agreement
On April 11, 2019, the Company announced it had entered into the Merger Agreement with REIT II. In the event the Merger Agreement is terminated in connection with the Company’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, as defined in the Merger Agreement, the Company must pay to REIT II a termination fee of $28,800,000.
Note 15—Subsequent Events
Distributions Paid to Stockholders
On July 1, 2019, the Company paid aggregate distributions of $4,714,000, all of which were paid cash, related to distributions declared for each day in the period from June 1, 2019 through June 30, 2019.
On August 1, 2019, the Company paid aggregate distributions of $4,867,000, all of which were paid in cash, related to distributions declared for each day in the period from July 1, 2019 through July 31, 2019.
Distributions Authorized
On July 25, 2019, the board of directors of the Company approved and authorized a daily distribution to the Company’s stockholders of record as of the close of business on each day of the period commencing on August 1, 2019 and ending on August 31, 2019. The distributions will be calculated based on 365 days in the calendar year and will be equal to $0.000876712 per share of common stock, which will be equal to an annualized distribution rate of 6.0%, based on the estimated per share NAV of $5.33. The distributions declared for the record date in August 2019 will be paid in September 2019. The distributions will be payable to stockholders from legally available funds therefor.
Registration Statement on Form S-4
In connection with the REIT Merger, REIT II filed an amended registration statement on Form S-4 (File No. 333-232275), declared effective by the SEC on July 16, 2019, that includes a proxy statement of the Company and that also constitutes a prospectus of REIT II. The REIT Merger is currently anticipated to close in the second half of 2019.

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
Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles, or GAAP. The preparation of these financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. We evaluate these estimates on a regular basis. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.
Certain statements regarding future estimates and expectations may not be applicable to the extent the REIT Merger is completed.
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
As of June 30, 2019, we had issued approximately 204,692,000 shares of common stock in our Offerings for gross proceeds of $1,997,379,000, before share repurchases of $198,667,000 and offering costs, selling commissions and dealer manager fees of $174,852,000.
On September 27, 2018, our board of directors, at the recommendation of our audit committee, which is comprised solely of independent directors, established an estimated net asset value, or the NAV, per share of our common stock, or the Estimated Per Share NAV, calculated as of June 30, 2018, of $5.33. Accordingly, commencing with distributions that accrued for the month of October 2018, shares of common stock were offered pursuant to the DRIP Offering at $5.33 per share. The Estimated

Per Share NAV was calculated for purposes of assisting broker-dealers that participated in our Offering in meeting their customer account statement reporting obligations under NASD Rule 2340. The Estimated Per Share NAV was determined by our board of directors after consultation with Carter/Validus Advisors, LLC, or our Advisor, and an independent third-party valuation firm.
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
During the six months ended June 30, 2019, we sold one healthcare property for an aggregate sale price of approximately$1.1 million and generated net proceeds of approximately $1.0 million.
As of June 30, 2019, we owned 60 healthcare properties, comprised of 63 buildings and approximately 2,573,000 square feet of gross rentable area.
On June 11, 2019, Todd M. Sakow resigned as our Chief Financial Officer, Treasurer and Secretary, effective immediately. In connection with Mr. Sakow's resignation, the board of directors elected Kay C. Neely to serve as our Chief Financial Officer, Treasurer and Secretary, effective as of June 11, 2019.
Pending Merger with Carter Validus Mission Critical REIT II, Inc.
On April 11, 2019, we, along with Carter Validus Mission Critical REIT II, Inc., or REIT II, the Operating Partnership, Carter Validus Operating Partnership II, LP, the operating partnership of REIT II, or the REIT II Operating Partnership, and Lightning Merger Sub, LLC, a wholly-owned subsidiary of REIT II, or Merger Sub, entered into an Agreement and Plan of Merger, or the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, we will merge with and into Merger Sub, or the REIT Merger, with Merger Sub surviving the REIT Merger, or the Surviving Entity, such that following the REIT Merger, the Surviving Entity will continue as a wholly-owned subsidiary of REIT II. In accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of the Company shall cease.
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
In addition, each share of REIT I Common Stock, if any, then held by any wholly-owned subsidiary of the Company or by REIT II or any of its wholly-owned subsidiaries will no longer be outstanding and will automatically be retired and cease to exist, and no consideration shall be paid, nor any other payment or right inure or be made with respect to such shares of REIT I Common Stock in connection with or as a consequence of the REIT Merger.
The combined company after the REIT Merger, or the Combined Company, will retain the name “Carter Validus Mission Critical REIT II, Inc.” The REIT Merger is intended to qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended, or the Code.

In connection with the REIT Merger, REIT II filed an amended registration statement on Form S-4 (File No. 333-232275), declared effective by the SEC on July 16, 2019, that includes a proxy statement of the Company and that also constitutes a prospectus of REIT II. The REIT Merger is currently anticipated to close in the second half of 2019.
In connection with the REIT Merger, on April 10, 2019, our board of directors approved the suspension of the DRIP commencing with distributions that accrued in April 2019. Therefore, starting with the April 2019 distributions, which were paid on the first business day of May 2019, all distributions are paid in cash to all stockholders.
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

Results of Operations
Our results of operations are influenced by the operating performance of our operating healthcare real estate properties.
The following table shows the property statistics of our real estate properties as of June 30, 2019 and 2018:

	June 30,
	2019	2018
Number of operating real estate properties	60	61
Leased square feet	2,354,000	2,357,000
Weighted average percentage of rentable square feet leased	92%	91%
The following table summarizes our real estate activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating properties disposed	1	2	1	2
Net book value of properties disposed	$970,000	$2,761,000	$970,000	$2,761,000
This section describes and compares our results of operations for the three and six months ended June 30, 2019 and 2018. We generate almost all of our income from property operations. In order to evaluate our overall portfolio, management analyzes the net operating income of same store properties. We define "same store properties" as operating properties that were owned and operated for the entirety of both calendar periods being compared and excludes properties under development and properties classified as discontinued operations.
By evaluating the revenue and expenses of our same store properties, management is able to monitor the operations of our existing properties for comparable periods to measure the performance of our current portfolio and determine the effects of our dispositions on net income (loss).
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Same store rental revenue	$19,513	$16,442	$3,071
Non-same store rental revenue	—	15	(15)
Same store tenant reimbursements	858	722	136
Non-same store tenant reimbursements	—	1	(1)
Other operating income	2	2	—
Total rental revenue	$20,373	$17,182	$3,191

•
Same store rental revenue and same store tenant reimbursements, which is a non-GAAP metric, increased primarily due to write-offs of rental revenue and tenant reimbursements in the amount of $6.0 million related to a former tenant who was experiencing financial difficulties during the three months ended June 30, 2018. The former tenant's lease was terminated on August 13, 2018. The property was re-leased to a new tenant on October 22, 2018, from which we recognized $3.5 million and $0.1 million of same store rental revenue and tenant reimbursements, respectively, during the three months ended June 30 2019.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Same store rental expenses	$1,939	$2,921	$(982)
Non-same store rental expenses	10	39	(29)
General and administrative expenses	6,112	1,268	4,844
Asset management fees	2,400	2,479	(79)
Depreciation and amortization	7,304	7,245	59
Impairment loss on real estate	—	5,831	(5,831)
Loss (gain) on real estate dispositions	3	(218)	221
Total expenses	$17,768	$19,565	$(1,797)

•
Same store rental expenses decreased primarily due to a decrease in real estate taxes as a result of the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, as discussed in Note 2—"Summary of Significant Accounting Policies," coupled with a decrease in real estate taxes, which were unpaid by a former tenant during the three months ended June 30, 2018, who was experiencing financial difficulties, and assumed by us and whose lease was terminated on August 13, 2018.

•
General and administrative expenses increased primarily due to a $3.8 million expense recognized related to a settlement that resulted from legal proceedings, as discussed in Note 14—"Commitments and Contingencies," coupled with an increase of legal, professional and directors' fees incurred in connection with the REIT Merger and due to the completion of a cost segregation study during the three months ended June 30, 2018, designed to reduce the Company's exposure to excise taxes.

•
Impairment loss on real estate decreased due to the carrying amount of one real estate property exceeding its fair value by $5.8 million during the three months ended  June 30, 2018. No impairment loss on real estate was recorded during the three months ended June 30, 2019.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	(214)	(1,071)	857
Interest on unsecured credit facility	(2,451)	(2,354)	(97)
Amortization of deferred financing costs	(262)	(534)	272
Capitalized interest	6	116	(110)
Loss on debt extinguishment	—	(207)	207
Cash deposits interest	115	77	38
Notes receivable interest and other income	—	989	(989)
Total interest and other expense, net	(2,806)	(2,984)	178
Provision for loan losses	—	(989)	989
Total other expense	(2,806)	(3,973)	1,167
Income from discontinued operations	$—	$11,950	$(11,950)

•
Interest on notes payable decreased due to the repayment of three notes payable since April 1, 2018, in the amount of $108.7 million. The outstanding principal balance on notes payable was $17.7 million as of June 30, 2019, as compared to $42.3 million as of June 30, 2018.

•
Notes receivable interest and other income, and provision for loan losses decreased due to the Company not recognizing interest income on the note receivable outstanding balance of $2.7 million during the three months ended June 30, 2019, as compared to interest income recognized and reserved as provision for loan losses on the notes receivable outstanding balance of $27.2 million during the three months ended June 30, 2018.

•	Income from discontinued operations decreased due to the disposition of our data center properties during the year ended December 31 2018.
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Changes in our revenues are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Same store rental revenue	$39,622	$19,163	$20,459
Non-same store rental revenue	—	65	(65)
Same store tenant reimbursements	1,659	(518)	2,177
Non-same store tenant reimbursements	2	1	1
Other operating income	6	6	—
Total rental revenue	$41,289	$18,717	$22,572

•
Same store rental revenue and same store tenant reimbursements, which is a non-GAAP metric, increased primarily due to a reduction in revenue and the write-off of straight-line rent in the aggregate amount of $33.8 million during the six months ended June 30, 2018, related to a former tenant who was experiencing financial difficulties. The former tenant's lease was terminated on August 13, 2018. The property was re-leased to a new tenant on October 22, 2018, from which we recognized $7.0 million and $0.1 million in same store rental revenue and tenant reimbursements, respectively, during the six months ended June 30 2019.

Changes in our expenses are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Same store rental expenses	$3,556	$5,912	$(2,356)
Non-same store rental expenses	2	48	(46)
General and administrative expenses	9,003	2,877	6,126
Asset management fees	4,804	4,944	(140)
Depreciation and amortization	16,097	36,066	(19,969)
Impairment loss on real estate	—	5,831	(5,831)
Gain on real estate dispositions	3	(218)	221
Total expenses	$33,465	$55,460	$(21,995)

•
Same store rental expenses decreased primarily due to a decrease in real estate taxes as a result of the adoption of ASU 2018-20, Narrow-Scope Improvements for Lessors, as discussed in Note 2—"Summary of Significant Accounting Policies," coupled with a decrease in real estate taxes, which were unpaid by a former tenant, who was experiencing financial difficulties during the six months ended June 30, 2018, and assumed by us and whose lease was terminated on August 13, 2018.

•
General and administrative expenses increased primarily due to a $3.8 million expense recognized related to a settlement that resulted from legal proceedings, as discussed in Note 14—"Commitments and Contingencies," coupled with an increase in legal, professional and directors' fees incurred in connection with the REIT Merger.

•
Depreciation and amortization decreased primarily due to accelerated amortization recorded in the amount of $21.3 million during the six months ended June 30, 2018, related to one in-place lease intangible asset, related to a former tenant who was experiencing financial difficulties and whose lease was terminated on August 13, 2018, as compared to accelerated amortization recorded in the amount of $1.5 million during the six months ended June 30, 2019, related to one in-place lease intangible asset due to a tenant experiencing financial difficulties.

•
Impairment loss on real estate decreased due to the carrying amount of one real estate property exceeding its fair value by $5.8 million during the six months ended  June 30, 2018. No impairment loss on real estate was recorded during the six months ended June 30, 2019.

Changes in other income (expense) are summarized in the following table (amounts in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Interest and other expense, net:
Interest on notes payable	$(519)	$(3,011)	$2,492
Interest on unsecured credit facility	(4,698)	(2,894)	(1,804)
Amortization of deferred financing costs	(833)	(1,224)	391
Capitalized interest	6	217	(211)
Loss on debt extinguishment	—	(207)	207
Cash deposits interest	167	196	(29)
Notes receivable interest and other income	—	1,725	(1,725)
Total interest and other expense, net	(5,877)	(5,198)	(679)
Provision for loan losses	—	(2,179)	2,179
Total other expense	(5,877)	(7,377)	1,500
Income from discontinued operations	$—	$32,483	$(32,483)

•
Interest on notes payable decreased due to the repayment of four notes payable since January 1, 2018, in the amount of $121.1 million. The outstanding principal balance on notes payable was $17.7 million as of June 30, 2019, as compared to $42.3 million as of June 30, 2018.

•	Interest on unsecured credit facility increased due to an increase in the weighted average outstanding principal balance on our unsecured credit facility, coupled with an increase in interest rates.

•
Notes receivable interest and other income, and provision for loan losses decreased due to the Company not recognizing interest income on the note receivable outstanding balance of $2.7 million during the six months ended June 30, 2019, as compared to interest income recognized and reserved as provision for loan losses on the notes receivable outstanding balance of $27.2 million during the six months ended June 30, 2018.

•
Provision for loan losses decreased in the amount of $2.2 million. During the six months ended June 30, 2018, we recorded $1.3 million as bad debt expense on accrued interest and $0.9 million recorded as bad debt expense on a personal property tax receivable.

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
We are required to payoff $231,000,000 related to the revolving line of credit under the unsecured credit facility on its maturity on May 28, 2020.

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
We expect that substantially all cash flows from operations will be used to pay distributions to our stockholders after certain capital expenditures; however, we have used, and may continue to use, other sources to fund distributions, as necessary, such as, funds equal to amounts reinvested in the DRIP Offering (subject to our board of directors' approval), borrowing on our unsecured credit facility and/or future borrowings on unencumbered assets. To the extent cash flows from operations are lower due to lower-than-expected returns on the properties held, our distributions paid to stockholders may be lower. We expect that substantially all net cash flows from our operations or debt financings will be used to fund certain capital expenditures, repayments of outstanding debt or distributions to our stockholders in excess of cash flows from operations.
Capital Expenditures
We will require approximately $7.3 million in expenditures for capital improvements over the next 12 months. We cannot provide assurances, however, that actual expenditures will not exceed these estimated expenditure levels. As of June 30, 2019, we had $0.2 million of restricted cash in escrow reserve accounts for such capital expenditures. In addition, as of June 30, 2019, we had approximately $28.2 million in cash and cash equivalents. For the six months ended June 30, 2019, we paid capital expenditures of $1.5 million that primarily related to four healthcare real estate investments.
Unsecured Credit Facility
As of June 30, 2019, the maximum commitment available under the unsecured credit facility was $400,000,000, consisting of a revolving line of credit, with a maturity date of May 28, 2020.
On April 11, 2019, our Operating Partnership, the Company, and certain of the Operating Partnership’s subsidiaries entered into the Consent and Second Amendment to the Third Amended and Restated Credit Agreement with KeyBank National Association, a national banking association, or KeyBank, certain other lenders, and KeyBank, as Administrative Agent, which provides for KeyBank’s consent, as Administrative Agent, to the Operating Partnership’s and the Company’s execution and delivery, but not the consummation of, the Merger Agreement. In addition, the Consent and Second Amendment to the Third Amended and Restated Credit Agreement modifies limitations on the distributions for each calendar quarter in 2019 and the first calendar quarter of 2020 to be limited to a daily distribution rate of $0.000876713 per share of common stock of the Company.
Generally, proceeds of the unsecured credit facility are used for tenant improvements, leasing commissions and capital expenditures with respect to real estate, for repayment of indebtedness and for general corporate and working capital purposes.
We were in compliance with all financial covenant requirements under the unsecured credit facility at June 30, 2019.
As of June 30, 2019, we had a total unencumbered pool availability under the unsecured credit facility of $287,300,000 and an aggregate outstanding principal balance of $231,000,000; therefore, $56,300,000 was available to be drawn under the unsecured credit facility.

Cash Flows
Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

	Six Months Ended June 30,
(in thousands)	2019	2018	Change
Net cash provided by operating activities	$13,553	$12,901	$652
Net cash (used in) provided by investing activities	$(585)	$216,489	$(217,074)
Net cash used in financing activities	$(27,899)	$(541,617)	$513,718
Operating Activities

•
Net cash provided by operating activities increased primarily due to uncollectible rent related to a former tenant who was experiencing financial difficulties and whose lease was terminated on October 10, 2018. The property was re-leased to a new tenant, from which we recognized $0.6 million of collectible rent during the six months ended June 30, 2019.

Investing Activities

•
Net cash provided by investing activities decreased by $217.1 million. During the six months ended June 30, 2019, we sold one real estate property and generated proceeds from the real estate disposal of approximately $1.0 million. During the six months ended June 30, 2018, we sold six real estate properties and generated proceeds from the real estate disposals of approximately $226.4 million. Additionally, during the six months ended June 30, 2018, we funded $7.2 million in notes receivable to our tenants.

Financing Activities

•
Net cash used in financing activities decreased primarily due to a decrease in distributions to stockholders of $562.4 million related to a special distribution of $556.2 million paid to stockholders during the six months ended June 30, 2018 and a reduction in ordinary distributions from $0.42 per share per annum to $0.32 per share per annum on October 1, 2018, coupled with a decrease in repurchases of common stock of $34.7 million due to implementing and reaching our quarterly share limitation for the first quarter repurchase period of 2019. Net cash used in financing activities also decreased due to a reduction in proceeds from our credit facility of $244.0 million, coupled with fewer principal payments on our notes payable during the six months ended June 30, 2019.

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
We have funded distributions with operating cash flows from our properties, including proceeds from the disposition of certain real estate properties and proceeds from our unsecured credit facility, and funds equal to amounts reinvested in the DRIP. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows the sources of distributions paid during the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019			2018
Distributions paid in cash - common stockholders	$20,036			$582,432	(1)
Distributions reinvested (shares issued)	8,799	(4)		25,290
Total distributions	$28,835			$607,722
Source of distributions:
Cash flows provided by operations (3)	$13,553		47%	$12,901		2%
Offering proceeds from issuance of common stock pursuant to the DRIP (3)	8,799		31%	25,290		4%
Cash and cash equivalents - Beginning of period (3)	6,483		22%	336,500	(2)	55%
Proceeds from real estate disposals (3)	—		—%	226,410		38%
Proceeds from credit facility (3)	—		—%	6,621		1%
Total sources	$28,835		100%	$607,722		100%

(1)	Includes a special cash distribution of $556,227,000 paid on March 16, 2018, to stockholders of record at the close of business on February 15, 2018.

(2)	Represents the cash available at the beginning of the year primarily attributable to proceeds from the disposition of certain real estate properties in 2017.

(3)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(4)
In connection with the REIT Merger, on April 10, 2019, our board of directors approved the suspension of the DRIP commencing with distributions that accrued in April 2019. Therefore, starting with April 2019 distributions, which were paid on the first business day of May 2019, all distributions are paid in cash to all stockholders.

Total distributions declared but not paid as of June 30, 2019 were $4.7 million for common stockholders. These distributions were paid on July 1, 2019.
For the six months ended June 30, 2019, we declared and paid ordinary distributions of approximately $28.8 million to common stockholders, which includes shares issued pursuant to the DRIP Offerings, as compared to FFO (as defined below) for the six months ended June 30, 2019 of $18.0 million. The payment of distributions from sources other than FFO may reduce the amount of proceeds available for operations or cause us to incur additional interest expense as a result of borrowed funds.
For a discussion of distributions paid subsequent to June 30, 2019, see Note 15—"Subsequent Events" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Contractual Obligations
As of June 30, 2019, we had approximately $248,719,000 of principal debt outstanding, of which $17,719,000 related to a note payable and $231,000,000 related to our unsecured credit facility. See Note 9—"Notes Payable and Unsecured Credit Facility" to the condensed consolidated financial statements that are a part of this Quarterly Report on Form 10-Q for certain terms of the debt outstanding.
Our contractual obligations as of June 30, 2019, were as follows (amounts in thousands):

	Payments due by period
	Less than 1 Year		1-3 Years	3-5 Years	More than 5 Years	Total
Principal payments — variable rate debt fixed through interest rate swap agreements	421		886	16,412	—	17,719
Interest payments — variable rate debt fixed through interest rate swap agreements (1)	839		1,635	287	—	2,761
Principal payments — variable rate debt	231,000	(3)	—	—	—	231,000
Interest payments — variable rate debt (2)	8,872		—	—	—	8,872
Capital expenditures	7,279		2,433	—	—	9,712
Ground lease payments	1,096		2,195	2,226	47,155	52,672
Total	$249,507		$7,149	$18,925	$47,155	$322,736

(1)	We used the fixed rate under our interest rate swap agreement as of June 30, 2019, to calculate the debt payment obligations in future periods.

(2)	We used the London Interbank Offered Rate, or LIBOR, plus the applicable margin under our variable rate debt agreement as of June 30, 2019, to calculate the debt payment obligations in future periods.

(3)	Amount relates to the revolving line of credit under our unsecured credit facility. The maturity date on the revolving line of credit under our unsecured credit facility is May 28, 2020.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet arrangements.
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

The following is a reconciliation of net (loss) income attributable to common stockholders, which is the most directly comparable GAAP financial measure, to FFO and MFFO for the three and six months ended June 30, 2019 and 2018 (amounts in thousands, except share data and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net (loss) income attributable to common stockholders	$(201)	$5,642	$1,947	$(11,589)
Adjustments:
Depreciation and amortization (1)	7,304	7,245	16,097	36,066
Impairment loss on real estate	—	5,831	—	5,831
Gain on real estate dispositions from discontinued operations	—	(10,666)	—	(29,244)
Loss (gain) on real estate dispositions from continuing operations	3	(218)	3	(218)
FFO attributable to common stockholders	$7,106	$7,834	$18,047	$846
Adjustments:
Amortization of intangible assets and liabilities (2)	(148)	(223)	(714)	(450)
Amortization of operating leases	29	—	57	—
Straight-line rent (3)	(4,470)	(1,175)	(8,265)	13,941
Loss on debt extinguishment	—	207	—	207
MFFO attributable to common stockholders	$2,517	$6,643	$9,125	$14,544
Weighted average common shares outstanding - basic	179,408,235	181,128,292	180,010,221	183,388,291
Weighted average common shares outstanding - diluted	179,408,235	181,128,292	180,032,622	183,388,291
Weighted average common shares outstanding - diluted for FFO	179,430,784	181,146,292	180,032,622	183,406,291
Net (loss) income per common share - basic	$—	$0.03	$0.01	$(0.06)
Net (loss) income per common share - diluted	$—	$0.03	$0.01	$(0.06)
FFO per common share - basic	$0.04	$0.04	$0.10	$—
FFO per common share - diluted	$0.04	$0.04	$0.10	$—

(1)
During the six months ended June 30, 2019, we wrote off one in-place lease intangible asset in the amount of approximately $1,469,000 by accelerating the amortization of the intangible asset related to a tenant that is experiencing financial difficulties. During the six months ended June 30, 2018, we wrote off one in-place lease intangible asset in the amount of approximately $21,296,000 by accelerating the amortization of the intangible asset related to a tenant that was experiencing financial difficulties.

(2)
Under GAAP, certain intangibles are accounted for at cost and reviewed for impairment, However, because real estate values and market lease rates historically rise or fall with market conditions, management believes that by excluding charges related to amortization of these intangibles, MFFO provides useful supplemental information on the performance of the real estate. During the six months ended June 30, 2019, we wrote off one below-market lease intangible liability in the amount of approximately $407,000 by accelerating the amortization of the intangible liability related to one of our tenants experiencing financial difficulties.

(3)
Under GAAP, rental revenue is recognized on a straight-line basis over the terms of the related lease (including rent holidays, if applicable). This may result in income recognition that is significantly different than the underlying contract terms. During the six months ended June 30, 2019, we wrote off approximately $775,000 of straight-line rent related to a tenant that is experiencing financial difficulties. During the six months ended June 30, 2018, we wrote off approximately $17,628,000 of straight-line rent related to a former tenant that was experiencing financial difficulties. By adjusting for the change in straight-line rent receivable, MFFO may provide useful supplemental information on the realized economic impact of lease terms, providing insight on the expected contractual cash flows of such lease terms, and aligns with our analysis of operating performance.

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
The following table summarizes our principal debt outstanding as of June 30, 2019 (amounts in thousands):

June 30, 2019
Notes payable:
Variable rate notes payable fixed through interest rate swaps	$17,719
Total notes payable	17,719
Unsecured credit facility:
Variable rate revolving line of credit	231,000
Total unsecured credit facility	231,000
Total principal debt outstanding (1)	$248,719

(1)	As of June 30, 2019, the weighted average interest rate on our total debt outstanding was 4.2%.
As of June 30, 2019, $231.0 million of the $248.7 million total principal debt outstanding was subject to variable interest rates with a weighted average interest rate of 4.2% per annum. As of June 30, 2019, an increase of 50 basis points in the market rates of interest would have resulted in an increase in interest expense of approximately $1.2 million per year.
As of June 30, 2019, we had one interest rate swap agreement outstanding, which matures on October 11, 2022, with an aggregate notional amount under the swap agreement of $17.7 million and an aggregate settlement value of $(0.2) million. The settlement value of this interest rate swap agreement is dependent upon existing market interest rates and swap spreads. As of June 30, 2019, an increase of 50 basis points in the market rate of interest would have resulted in an increase to the settlement value of this interest rate swap to $0.04 million. This interest rate swap was designated as a hedging instrument.
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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we conducted an evaluation as of June 30, 2019 under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures, as of June 30, 2019, were effective at a reasonable assurance level.
(b) Changes in internal control over financial reporting. There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
To the extent that cash flow from operations has been or is insufficient to fully cover our distributions to our stockholders, we have paid, may continue to pay and have no limits on the amounts we may pay, distributions from sources other than from our cash flows from operations. For the six months ended June 30, 2019, our cash flows provided by operations of approximately $13.6 million was a shortfall of approximately $15.2 million, or 52.8%, of our ordinary distributions paid (total ordinary distributions were approximately $28.8 million, of which $20.0 million was cash and $8.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, cash at the beginning of the period, proceeds from real estate disposals and proceeds from our credit facility.
For the year ended December 31, 2018, our cash flows provided by operations of approximately $23.6 million was a shortfall of $63.1 million, or 72.8%, of our ordinary distributions paid (total ordinary distributions were approximately $86.7 million, of which $44.9 million was cash and $41.8 million was reinvested in shares of our common stock pursuant to the DRIP) during such period and such shortfall was paid from proceeds from the DRIP, our unsecured credit facility and proceeds from real estate dispositions. In addition, for the year ended December 31, 2018, we paid a special cash distribution of approximately $556.2 million. The special cash distribution was funded by cash and cash equivalents at the beginning of the period in the amount of $336.5 million, proceeds from real estate dispositions and proceeds from our credit facility.
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
As of June 30, 2019, we owned 30 real estate investments, located in 32 metropolitan statistical areas, or MSAs, two of which accounted for 10.0% or more of our total rental revenue for the six months ended June 30, 2019. Real estate investments located in the Houston-The Woodlands-Sugar Land, Texas MSA and the San Antonio-New Braunfels, Texas MSA accounted for 18.0% and 12.7%, respectively, of our total rental revenue for the six months ended June 30, 2019. There is a geographic concentration of risk subject to fluctuations in each MSA’s economy. Geographic concentration of our properties exposes us to economic downturns in the areas where our properties are located. A regional or local recession in any of these areas could adversely affect our ability to generate or increase operating revenues, attract new tenants or dispose of unproductive properties. Similarly, since the tenants of our properties are in the healthcare industry, any adverse effect to the healthcare industry generally would have a disproportionately adverse effect on our portfolio. For the six months ended June 30, 2019, 100.0% of our total rental revenue was derived from healthcare properties.
As of June 30, 2019, we had three exposures to tenant concentration that accounted for 10.0% or more of total rental revenue. The leases with Post Acute Medical, LLC, Board of Regents of the University of Texas System and 21st Century Oncology, Inc. accounted for 17.8%, 17.3% and 10.8%, respectively, of total rental revenue for the six months ended June 30, 2019.

Our investments in properties where the underlying tenant has a below investment grade credit rating, as determined by major credit rating agencies, or unrated tenants may have a greater risk of default and therefore may have an adverse impact on our returns on that asset and our operating results.
During the six months ended June 30, 2019, approximately 23.5% of our total rental revenue was derived from tenants that had an investment grade credit rating from a major ratings agency, 16.9% of our our total rental revenue was derived from tenants that were rated but did not have an investment grade credit rating from a major ratings agency and 59.6% of our total rental revenue was derived from tenants that were not rated. Approximately 4.6% of our total rental revenue was derived from non-rated tenants that were affiliates of companies having an investment grade credit rating. Our investments with tenants that do not have an investment grade credit rating from a major ratings agency or were not rated and are not affiliated with companies having an investment grade credit rating may have a greater risk of default and bankruptcy than investments in properties leased exclusively to investment grade tenants. When we invest in properties where the tenant does not have a publicly available credit rating, we use certain credit assessment tools as well as rely on our own estimates of the tenant’s credit rating which include but are not limited to reviewing the tenant’s financial information (i.e., financial ratios, net worth, revenue, cash flows, leverage and liquidity) and monitoring local market conditions. If our lender or a credit rating agency disagrees with our ratings estimates, or our ratings estimates are otherwise inaccurate, we may not be able to obtain our desired level of leverage or our financing costs may exceed those that we projected. This outcome could have an adverse impact on our returns on that asset and hence our operating results.
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
Completion of the REIT Merger is subject to many conditions and if these conditions are not satisfied or waived, the REIT Merger will not be completed, which could result in the expenditure of significant unrecoverable transaction costs.
The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the REIT Merger. The mutual conditions of the parties include, among others: (i) the approval by the Company’s stockholders of the REIT Merger; and (ii) the absence of any law, order or injunction that would prohibit, restrain, enjoin or make illegal the consummation of the REIT Merger or any judgment, order, decree, award, ruling, decision, verdict, subpoena, injunction or settlement entered, issued, made or rendered by, or any consent agreement, memorandum of understanding or other contract with, any governmental entity of a court of competent jurisdiction in effect preventing, restraining or enjoining the consummation of the REIT Merger. In addition, each party’s obligation to consummate the REIT Merger is subject to certain other conditions, including, among others: (a) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (b) the other party’s compliance with its covenants and agreements contained in the Merger Agreement (subject to customary materiality qualifiers); (c) the absence of any change, event, circumstance or development arising during the period from the date of the Merger Agreement until the effective time of the REIT Merger that has had or is reasonably likely to have a material adverse effect on the other party; (d) the receipt of an opinion of counsel of the other party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT; and (e) the receipt of an opinion of counsel of each party to the effect that the REIT Merger will qualify as a reorganization within the meaning of Section 368(a) of the Code.
There can be no assurance that the conditions to closing of the REIT Merger will be satisfied or waived or that the REIT Merger will be completed. Failure to consummate the REIT Merger may adversely affect the Company’s results of operations and business prospects for the following reasons, among others: (i) the Company will incur certain transaction costs, regardless of whether the proposed merger closes, which could adversely affect the Company’s financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the REIT Merger, whether or not it closes, will divert the attention of certain management and other key employees of the Company from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company. In addition, the Company or REIT II may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the REIT Merger is not completed by January 31, 2020 (the “Outside Date”). If the REIT Merger is not consummated, the ongoing business of the Company could be adversely affected.

Failure to complete the REIT Merger could negatively impact the future business and financial results of the Company.
If the REIT Merger is not completed, the ongoing business of the Company could be adversely affected and the Company will be subject to a variety of risks associated with the failure to complete the REIT Merger, including the following:

•	the Company being required, under certain circumstances, to pay to REIT II a termination fee of $28.8 million in the event of termination of the Merger Agreement;

•	the Company having to pay certain costs relating to the proposed merger, such as legal, accounting, financial advisor, filing, printing and mailing fees; and

•	the diversion of the Company management focus and resources from operational matters and other strategic opportunities while working to implement the REIT Merger.
If the REIT Merger is not completed, these risks could materially affect the business and financial results of the Company.
The pendency of the REIT Merger, including as a result of the restrictions on the operation of the Company’s and REIT II’s business during the period between signing the Merger Agreement and the completion of the REIT Merger, could adversely affect the business and operations of the Company, REIT II, or both.
In connection with the pending REIT Merger, some business partners or vendors of each of the Company and REIT II may delay or defer decisions, which could negatively impact the revenues, earnings, cash flows and expenses of the Company and REIT II, regardless of whether the REIT Merger is completed. In addition, due to operating covenants in the Merger Agreement, each of the Company and REIT II may be unable, during the pendency of the REIT Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial.
The Merger Agreement prohibits the Company from soliciting proposals after the Go Shop Period End Time, and places conditions on its ability to negotiate and accept a Superior Proposal, which may adversely affect the Company stockholders.
In the Merger Agreement, the Company agreed that, beginning as of 11:50 p.m. New York City time on May 26, 2019 (the “Go Shop Period End Time”), it will be subject to restrictions relating to, among other things, the initiation, solicitation, knowing encouragement or facilitation of any inquiries, offers, or other actions that constitute or may reasonably be expected to lead to an Acquisition Proposal (as defined in the Merger Agreement). After that date, under certain circumstances, if the Company receives an Acquisition Proposal from any person that did not result from a breach of its obligations, and if the Company’s board of directors determines that such Acquisition Proposal is or is reasonably expected to lead to a Superior Proposal (as defined in the Merger Agreement), the Company’s board of directors may, upon making certain determinations relating to its duties, take certain actions, including furnishing non-public information with respect to the Company (subject to compliance with certain matters) and disclosing to the Company’s stockholders any information required to be disclosed under applicable law.
Pursuant to the Merger Agreement, the Company’s board of directors may also, upon making certain determinations make an Adverse Recommendation Change (as defined in the Merger Agreement), terminate the Merger Agreement and enter into an agreement relating to a Superior Proposal. The limitations, requirements and conditions described above may make it more unlikely that after the Go Shop Period End Time a proposal relating to an alternative business combination transaction would emerge for the Company and may make it more difficult and expensive for the Company to accept a proposal relating to an alternative business combination transaction that the Company’s special committee determines to be superior to the REIT Merger.
The Merger Agreement, and other agreements contemplated by the Merger Agreement, contain provisions that could discourage a potential competing acquirer of the Company or could result in a competing acquisition proposal being at a lower price than it might otherwise be.
Except for a 45-day go-shop period that expired on May 26, 2019, the Merger Agreement contains provisions that, subject to limited exceptions, restricted the Company’s ability to solicit, initiate or knowingly facilitate, encourage or assist any acquisition proposal. With respect to any written, bona fide acquisition proposal that the Company receives, REIT II generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company board of directors may change, withdraw, or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal. Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company would have to pay REIT II a termination fee of $28.8 million in connection with a transaction initiated after the go-shop process. In addition, although the Company’s advisor agreed to waive its right to receive a disposition fee in connection with the REIT Merger, in the event the REIT Merger is not consummated, the Company would be responsible for paying a disposition fee in connection with any other competing transaction.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the REIT Merger, or might cause a potential competing acquirer to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the Merger Agreement.
In certain circumstances, either of the Company or REIT II may terminate the Merger Agreement.
The Company or REIT II may terminate the Merger Agreement if the REIT Merger has not been consummated by the Outside Date. Also, the Merger Agreement may be terminated if a final and non-appealable order is entered prohibiting or disapproving the transaction, upon a material uncured breach by the other party that would cause the closing conditions not to be satisfied, or upon the failure to obtain receipt of approvals of the Company stockholders. In addition, the Company has the right to terminate the Merger Agreement at any time prior to obtaining the necessary approvals of the Company’s stockholders in order to enter into an Alternative Acquisition Agreement with respect to a Superior Proposal (as such terms are defined in the Merger Agreement). Finally, REIT II has the right to terminate the Merger Agreement at any time prior to obtaining the approvals of the Company’s stockholders, upon an Adverse Recommendation Change or upon the commencement of a tender offer or exchange offer for any shares of the Company common stock that constitutes an Acquisition Proposal (as defined in the Merger Agreement, and other than by REIT II or any of its affiliates), and the Company’s board of directors fails to recommend against acceptance of such tender offer or exchange offer and to publicly reaffirm the Company’s board of directors recommendation after being requested to do so by the Company.
The Company and REIT II each expect to incur substantial expenses related to the REIT Merger.
The Company and REIT II each expect to incur substantial expenses in connection with completing the REIT Merger and integrating the properties and operations of the Company that REIT II is acquiring with those of REIT II. While the Company and REIT II each has assumed that a certain level of transaction expenses would be incurred, there are a number of factors beyond the control of each company that could affect the total amount or the timing of such expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction expenses, including an acquisition fee of approximately $24,035,000 payable to REIT II’s advisor, associated with the REIT Merger could, particularly in the near term, exceed the savings that REIT II expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings following the completion of the REIT Merger.
An adverse judgment in a lawsuit challenging the REIT Merger may prevent the REIT Merger from becoming effective or from becoming effective within the expected timeframe.
If any purported stockholder files a lawsuit challenging the REIT Merger, the Company cannot assure you as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the REIT Merger on the agreed-upon terms, such an injunction may prevent the completion of the REIT Merger in the expected time frame, or may prevent it from being completed altogether. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.
If and when the Combined Company completes a Liquidity Event, the market value ascribed to the shares of common stock of the Combined Company upon the Liquidity Event may be significantly lower than the estimated net asset value per share of REIT II considered by the Company’s board of directors in approving and recommending the REIT Merger.
In approving and recommending the REIT Merger, the Company’s board of directors considered, among other things, the most recent estimated value per share of the Company and REIT II as determined by their respective boards of directors with the assistance of their respective third-party valuation experts. The estimated value per share of the REIT II Class A Common Stock will not be immediately updated in connection with the consummation of the REIT Merger. In the event that the Combined Company completes a Liquidity Event after consummation of the REIT Merger, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such Liquidity Event may be significantly lower than the current estimated value considered by the Company’s board of directors and the estimated value per share of REIT II that may be reflected on the account statements of stockholders of the Combined Company after consummation of the REIT Merger. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the REIT Merger, the trading price of the shares may be significantly lower than the current REIT II Class A Common Stock estimated value per share of $9.25.

The Combined Company cannot assure you that it will be able to continue paying distributions at or above the rates currently paid by the Company and REIT II.
The stockholders of the Combined Company may not receive distributions at the same rate they received distributions as the Company’s stockholders and as REIT II stockholders following the REIT Merger for various reasons, including the following:

•	the Combined Company may not have enough cash to pay such distributions due to changes in the Combined Company’s cash requirements, capital spending plans, cash flow or financial position;

•
decisions on whether, when and in which amounts to make any future distributions will remain at all times entirely at the discretion of the Combined Company’s board of directors, which reserves the right to change REIT II’s current distribution practices at any time and for any reason;

•	the Combined Company may desire to retain cash to maintain or improve its credit ratings; and

•
the amount of distributions that the Combined Company’s subsidiaries may distribute to the Combined Company may be subject to restrictions imposed by state law, restrictions that may be imposed by state regulators, and restrictions imposed by the terms of any current or future indebtedness that these subsidiaries may incur.

Stockholders of the Combined Company will have no contractual or other legal right to distributions that have not been authorized by the Combined Company’s board of directors and declared by the Combined Company.
If the REIT Merger does not qualify as a tax-free reorganization, there may be adverse tax consequences.
The REIT Merger is intended to qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. The closing of the REIT Merger is conditioned on the receipt by each of the Company and REIT II of an opinion of its counsel to the effect that the REIT Merger will qualify as a tax-free reorganization within the meaning of Section 368(a) of the Code. However, these legal opinions will not be binding on the IRS or on the courts. If, for any reason, the REIT Merger were to fail to qualify as a tax-free reorganization, then each the Company stockholder generally would recognize gain or loss, as applicable, equal to the difference between (i) the merger consideration (i.e. the sum of the cash plus the fair market value of the shares of REIT II Class A Common Stock) received by the Company stockholder in the REIT Merger; and (ii) the Company stockholder’s adjusted tax basis in its the Company common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Unregistered Sales of Equity Securities
During the three months ended June 30, 2019, we did not sell any equity securities that were not registered or otherwise exempt under the Securities Act.
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
In the event we do not meet an applicable quarterly share repurchase limitation, we will increase the share limitation in the next quarter and continue to adjust the quarterly share limitations in accordance with the 5.0% Annual Limitation. If we are unable to process all eligible repurchase requests within a quarter due to the limitations described above or in the event sufficient funds are not available, shares will be repurchased as follows: (i) first, pro rata as to repurchases upon the death or Qualifying Disability of a stockholder; and (ii) next, pro rata as to repurchases to stockholders who demonstrate, in the discretion of the Board of Directors, an involuntary exigent circumstance, such as bankruptcy.
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
In connection with the execution of the Merger Agreement, on April 10, 2019, our board of directors approved the Third Amended and Restated Share Repurchase Program, or the Third Amended & Restated SRP, which was effective May 11, 2019, and applied beginning with repurchases made on the 2019 third quarter Repurchase Date (as defined in the Third Amended & Restated SRP). Under the Third Amended & Restated SRP, we will only repurchase shares of common stock in connection with the death, qualifying disability, or involuntary exigent circumstance (as determined by our board of directors, in its sole discretion) of a stockholder, subject to certain terms and conditions specified in the Third Amended & Restated SRP. Further, under the Third Amended & Restated SRP, if we do not repurchase all of the shares for which repurchase requests were submitted in any quarter, outstanding repurchase requests will not automatically roll over to the subsequent quarter.
During the three months ended June 30, 2019, we repurchased the following shares of common stock:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Approximate Dollar Value of Shares Available that may yet be Repurchased under the Program
April 2019	1,822,087	$5.33	—	$—
May 2019	26,332	$5.33	—	$—
June 2019	9,406	$5.33	—	$—
Total	1,857,825		—
During the three months ended June 30, 2019, we repurchased approximately $9,903,000 of shares of common stock.

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

CARTER VALIDUS MISSION CRITICAL REIT, INC.
(Registrant)

Date: August 14, 2019	By:	/s/ MICHAEL A. SETON
Michael A. Seton
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2019	By:	/s/ KAY C. NEELY
Kay C. Neely
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)